Form 10-Q
period 1995-01-29
DATAMETRICS CORP
filed 1995-03-20
CIK 27082

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the Period Ended January 29, 1995
                                     ----------------

                                      or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the Transition Period from
                                               ---------------------------------
    to
       ----------------------------------------

Commission File Number  0-8567
                        ------

                            DATAMETRICS CORPORATION
- - --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

        Delaware                                     95-3545701
- - --------------------------------------------------------------------------------
(State or other jurisdiction                      (I.R.S. Employer
incorporation or organization)                  Identification Number)

           21135 Erwin St.
      Woodland Hills, California                         91367
- - --------------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)


                                 (818)598-6200
- - --------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                Not applicable
- - --------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
   -------   --------

               Applicable Only to Issuers Involved in Bankruptcy
                  Proceedings During the Preceding Five Years

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court.
Yes           No
   ----------   ---------

                     Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock. $.01 Par Value--9,342,455 shares as of February 17, 1995

BALANCE SHEETS                                           Datametrics Corporation
(unaudited)

                                                                          January 29,         October 30,
(In thousands, except for share data)                                        1995                1994
===============================================================          =============       =============
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                    $1,014                $988
  Accounts receivable                                                           5,221               8,730
  Inventory                                                                     6,110               6,038
   Income taxes receivable                                                        325                 325
  Prepaid expenses                                                                391                 267
  Deferred tax asset                                                              571                 571
                                                                         -------------       -------------
    Total current assets                                                       13,632              16,919
                                                                         -------------       -------------
Property and Equipment, At Cost:
  Machinery and equipment                                                       4,262               3,710
  Furniture, fixtures & computer equipment                                      2,366               2,172
  Leasehold improvements                                                          374                 363
                                                                         -------------       -------------
                                                                                7,002               6,245
  Accumulated depreciation and amortization                                    (4,132)             (3,970)
                                                                         -------------       -------------
  Net property and equipment                                                    2,870               2,275
Deferred Tax Assets                                                                64                  64
Other Assets                                                                      751                 692
                                                                         -------------       -------------
                                                                              $17,317             $19,950
                                                                         =============       =============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Note payable to bank                                                            --              $   600
  Accounts payable                                                            $   948               1,917
  Accrued commissions and payroll                                                 530                 845
  Accrued warranty                                                                164                 182
  Other accrued liabilities                                                       402                 368
  Advance payments and progress payments on contracts                             286                 538
  Current portion of capital lease and loan obligations                           430                 108
                                                                         -------------       -------------
    Total current liabilities                                                   2,760               4,558

CAPITAL LEASE OBLIGATIONS                                                         147                  32
LONG TERM DEBT DUE AFTER ONE YEAR                                                 642                  --
OTHER LONG-TERM LIABILITIES                                                       139                 150
DEFERRED TAX LIABILITY                                                             76                  76
EXCESS OF ACQUIRED NET ASSETS OVER COST                                           457                 533
SERIES B REDEEMABLE PREFERRED STOCK                                               956                 940
  564,556 shares authorized, issued and outstanding (liquidation preference and redemption price $988)
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value--15,000,000 shares
     authorized; 9,331,955 shares issued and
     outstanding in 1995 (9,258,452 in 1994)                                       93                  93
  Additional paid-in capital                                                   14,678              14,608
  Accumulated deficit                                                          (2,631)             (1,040)
                                                                         -------------       -------------
    Total stockholders' equity                                                 12,140              13,661
                                                                         -------------       -------------
                                                                              $17,317             $19,950
                                                                         =============       =============

See accompanying notes

Cash Flows Statement                                   Datametrics Corporation
(Unaudited)

                                                                               For The Three Month Period
                                                                                         Ended
                                                                             ----------------------------
                                                                              January 29,    January 30,
(In thousands)(Brackets denote cash outflows)                                    1995           1994
- - ---------------------------------------------------------------              ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                        ($1,575)        ($242)
  Adjustments:
    Amortization of excess of acquired net assets                                     (76)          (56)
     Depreciation                                                                     174           151

  Changes in balance sheet items:
     Accounts receivable                                                            3,509           981
     Inventory                                                                        (72)         (854)
     Prepaid expenses                                                                (124)          (15)
     Accounts payable                                                                (969)         (428)
     Accrued commissions and payroll                                                 (315)         (237)
     Advance and progress payments from customers                                    (252)          120
     Other accrued liabilities                                                         34            67
     Income taxes                                                                      --           (81)
     Other                                                                            (88)         (327)
                                                                             ------------    ----------
Net cash provided by (used in) operating activities                                   246          (921)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures for property and equipment                                    (570)         (133)
                                                                             ------------    ----------
Net cash used in investing activities                                                (570)         (133)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on notes payable                                                         750         3,150
  Payments on notes payable                                                        (1,350)       (1,800)
  Proceeds from the issuance of common stock                                           70            28
  Borrowings of long-term debt                                                        933            --
  Payments on long-term debt                                                          (16)           --
  Payments on capital lease obligations                                               (37)          (36)
                                                                             ------------    ----------
Net cash provided by financing activities                                             350         1,342
Net increase  in cash and cash equivalents                                             26           288
Cash and cash equivalents at the beginning of the period                              988           199
                                                                             ------------    ----------
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD                                 $1,014          $487
                                                                             ============    ==========
Cash paid during the period for:
   Interest                                                                            $8           $48
Noncash investing and financing activities:
  Accretion on preferred stock                                                         16            14
Issuance of capital lease obligations                                                 199            --

See accompanying notes.

STATEMENTS OF OPERATIONS                               Datametrics Corporation
(Unaudited)

                                                                        For The Three Month Period
                                                                                    Ended
                                                                        --------------------------
                                                                        January 29,    January 30,
(In thousands, except share and per share data)                           1995            1994
==============================================                          ===========    ===========
SALES                                                                      $3,451          $5,634
   Cost of sales                                                            2,703           3,949
                                                                        -----------    -----------
     Gross profit                                                             748           1,685
OPERATING EXPENSES:
  Research & development                                                    1,035             409
  Selling, general & administrative                                         1,356           1,682
                                                                        -----------    -----------
                                                                            2,391           2,091
                                                                        -----------    -----------
     Loss from operations                                                  (1,643)           (406)
INTEREST EXPENSE, NET                                                           8              42
AMORTIZATION OF EXCESS OF ACQUIRED NET ASSETS OVER COST                       (76)            (56)
                                                                        -----------    -----------
   Loss before provision for income taxes                                  (1,575)           (392)
PROVISION (BENEFIT) FOR INCOME TAXES                                           --            (150)
                                                                        -----------    -----------
NET LOSS                                                                   (1,575)           (242)

Preferred stock dividends or accretion                                        (16)            (14)
                                                                        -----------    -----------
   Loss applicable to common stockholders                                 ($1,591)          ($256)
                                                                        ===========    ===========
Loss per share of common stock:

   Primary:                                                                ($0.16)         ($0.03)
                                                                        ===========    ===========
   Fully diluted:                                                          ($0.16)         ($0.03)
                                                                        ===========    ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
   Primary                                                                 10,118           7,762
   Fully diluted                                                           10,118           7,762

                         NOTES TO FINANCIAL STATEMENTS
                                 JANUARY, 1995
                                  (UNAUDITED)


1.   THE FINANCIAL STATEMENTS INCLUDE THE ACCOUNTS OF DATAMETRICS CORPORATION.

Financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the statements and notes thereto included in the Company's latest Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of Management, necessary to present a fair statement of the results of operations for the interim periods. Much of the Company's business is longer term and involves varying development, production, and delivery schedules. Accordingly, results of a particular quarter or quarter to quarter comparisons of recorded sales and profits may not be indicative of future operating results or results for the fiscal year ending October 29, 1995.

From our latest Annual Report on Form 10-K for which the following notes have been omitted; note (1) pertains to summary of significant accounting policies with the respect to line of business, revenue recognition, change in accounting principle accounts receivable, inventories, major customers, cash and cash equivalents, and property and equipment; note (2) pertains to the acquisition; note (3) pertains to accounts receivable; note (4) pertains to inventory; note
(5) pertains to income taxes; note (6) pertains to debt; note (7) pertains to leases; note (8) pertains to preferred stock; note (9) pertains to stock option plans; note (10) pertains to contingencies; note (11) pertains to employee benefit plans; and note (12) pertains to quarterly financial data.

Inventories are stated at the lower of cost (first-in, first-out) or market and include materials, labor, and overhead. Inventories as of January 29, 1995 are as follows:

          Raw Material               $4,347,000
          Work-in Process             1,763,000
                                     ----------
                                     $6,110,000
                                     ==========

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATION


RESULTS OF OPERATIONS
- - ---------------------

Three Month Period Ended January 29, 1995 Compared
- - --------------------------------------------------
To The Three Month Period Ended January 29, 1994
- - ------------------------------------------------


The Company's operating cycle is long term and involves various types of production contracts and varying production delivery schedules. The contract process in which products are offered for sale is generally set before costs are incurred and the prices are based on estimates of these costs which include the anticipated impact of inflation. Accordingly, results of a particular quarter, or quarter-to-quarter comparisons of recorded sales and profits, may not be indicative of future operating results. The following comparative analysis should be viewed in this context.

Sales for the three month period ended January 29, 1995 were $3,451,000, a decrease of $2,183,000 or 38.7% compared to $5,634,000 for the same period the prior year. Sales from printer and workstation contracts relating to the Milstar programs, which should be completed during fiscal 1995, declined $2.1 million dollars while other defense related workstation sales increased $0.6 million, other defense related printer sales declined $0.3 million and sales to NASA and other customers declined $0.4 million.

Gross profits for the three month period ended January 29, 1995 were $748,000 (21.7 % of sales), a decrease of $937,000 or 55.6% compared to $1,685,000
(29.9% of sales) for the same period the prior year. Gross profits as a percentage of sales were adversely impacted by fixed costs being absorbed by lower overall sales levels. Gross profits were also adversely impacted by the change in product mix.

Research and development expenses were $1,035,000 for the three month period ended January 29, 1995, an increase of $626,000 or 153.1%, compared with $409,000 for the same period the prior year. The majority of fiscal 1995 expenditures relate to the development of the Company's high speed color printer product.

Selling, general, and administrative expenses for the three month period ended January 29, 1995 were $1,356,000 (39.3% of sales), a decrease of $326,000 or 19.4% compared with $1,682,000 (29.9% of sales) for the same period the prior year. This dollar amount decrease is attributable to lower military sales and marketing expenses partially offset by increased marketing expenses for the color printer.

Interest expense amounted to $17,000 (offset by $9,000 of interest income) for the period ended January 29, 1995, a net decrease of $25,000 compared with $42,000 of net interest expense for the same period the prior year. This decrease is due to lower borrowings and interest income partially offset by increased capital leases. Amortization of excess of acquired net assets over cost of was $76,000 for the three month period ended January 29, 1995 compared to $56,000 for the same period last year. The amortization is a result of the acquisition of Rugged Digital in August 1993.

The net loss for the three months ended January 29, 1995 amounted to $1,575,000 compared with a net loss of $242,000 for the same period in the prior year.


                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------

The Company had a revolving line of credit agreement (the "Credit Agreement") with a bank, collateralized by substantially all of the Company's assets, which allowed the Company to borrow $3,000,000 at the bank's reference rate plus .25% (9.0% reference rate at January 29, 1995). The facility expired on January 31, 1995 and there was no outstanding balance at January 29, 1995.

The Company has entered into a revolving line of credit with a new bank. The advance rate is eighty (80%) of eligible accounts receivable, plus eighty (80%) of eligible progress billing receivables, to a maximum of the progress billing receivable sublimit, which will not exceed the lesser of ten percent (10%) of eligible accounts receivable or $500,000. The lending facility is capped at $7,000,000 and expires on March 4, 1996. The interest rate is prime plus .25%. The loan is secured by substantially all the Company's assets.

The Credit Agreement requires the Company to maintain certain financial ratios and restricts or limits the Company's ability to (i) create certain lines, (ii) convey, transfer, or sell assets, (iii) incur additional indebtedness, (iv) redeem or repurchase any class of stock, and (v) pay dividends on its preferred or common stock.

From time to time the Company receives advance payments on certain contracts. These funds may be used for working capital requirements and other general corporate purposes until needed to complete the contracts. At January 29, 1995, the Company had no advance payments in excess of costs.

The Company's working capital and current ratios at the end of fiscal years 1992, 1993, 1994 and the period ending January 29, 1995 were $4,856,000,
$8,708,000, $12,361,000 and $10,872,000 and 2.4, 2.6, 3.7 and 4.9 respectively.
The improvement in financial position over these periods is the result of raising $5.1 million in a stock offering in 1994; and the Company's focus on reducing asset levels and cutting operating costs. These actions have allowed the Company to reduce long-term debt while increasing cash flow.


Management believes that the Company must purchase approximately $1,500,000 of capital equipment (including capitalized leases) during fiscal 1995. The Company's other principal commitments for fiscal 1995 are federal and state income taxes, lease obligations for the Company's facility, operating leases, principal and interest due on equipment borrowings, redemption of the Series B Preferred Stock and interest on bank borrowings.

Management expects to finance the capital expenditure requirements and other commitments from the new bank line of credit, capital leases and working capital. In addition, pursuant to an agreement reached in February 1995, the Company expects that in March 1995, the representation of the underwriters for the Company's 1994 stock offering will exercise the warrants previously granted to it and the Company will receive the aggregate warrant exercise price of $535,000.00 in cash. The Company is also pursuing additional financing alternatives for continued development and implementation of its commercial color printer program.


BUSINESS  ENVIRONMENT

As part of its diversification strategy, the Company has continued to invest substantial resources in developing its commercial business. Results for 1995 are expected to be impacted by continued heavy investment in the Company's CYMax(TM) commercial color printer program, during which time the Company expects to introduce products to the market for field evaluation. During the second half of 1995, the Company expects to make initial customer deliveries and to ramp-up production, which the Company anticipates will begin generating incremental commercial revenues.

Companies engaged in supplying equipment and services to U.S. government defense programs are subject to special risks including dependence on government appropriations, contract termination without cause, contract renegotiation, and the intense competition for the available defense business.

Because of the foregoing, as well as other factors affecting the Company's operating results, past financial performance should not be considered to be a reliable indicator of future performance.



                          PART II.  OTHER INFORMATION

None.

                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by its duly authorized representatives.


                                             DATAMETRICS CORPORATION
                                             -----------------------

                                             (Registrant)



Dated: ______________________                __________________________
                                             Sidney E. Wing
                                             President and Chief
                                             Executive Officer




Dated: ______________________                _________________________
                                             John J. Van Buren
                                             Sr. Vice President and
                                             Chief Financial Officer