Form 10-Q/A
period 1995-01-29
DATAMETRICS CORP
filed 1995-03-20
CIK 27082

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

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
                        ------

                            DATAMETRICS CORPORATION
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

        Delaware                                     95-3545701
- --------------------------------------------------------------------------------
(State or other jurisdiction                      (I.R.S. Employer
incorporation or organization)                  Identification Number)

           21135 Erwin St.
      Woodland Hills, California                         91367
- --------------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)


                                 (818)598-6200
- --------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                Not applicable
- --------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

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
                                                                         =============       =============

See accompanying notes

Cash Flows Statement                                   Datametrics Corporation
(Unaudited)

                                                                               For The Three Month Period
                                                                                         Ended
                                                                             ----------------------------
                                                                              January 29,    January 30,
(In thousands)(Brackets denote cash outflows)                                    1995           1994
- ---------------------------------------------------------------              ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                        ($1,575)        ($242)
  Adjustments:
    Amortization of excess of acquired net assets                                     (76)          (56)
     Depreciation                                                                     174           151

  Changes in balance sheet items:
     Accounts receivable                                                            3,509           981
     Inventory                                                                        (72)         (854)
     Prepaid expenses                                                                (124)          (15)
     Accounts payable                                                                (969)         (428)
     Accrued commissions and payroll                                                 (315)         (237)
     Advance and progress payments from customers                                    (252)          120
     Other accrued liabilities                                                         34            67
     Income taxes                                                                      --           (81)
     Other                                                                            (88)         (327)
                                                                             ------------    ----------
Net cash provided by (used in) operating activities                                   246          (921)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures for property and equipment                                    (570)         (133)
                                                                             ------------    ----------
Net cash used in investing activities                                                (570)         (133)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on notes payable                                                         750         3,150
  Payments on notes payable                                                        (1,350)       (1,800)
  Proceeds from the issuance of common stock                                           70            28
  Borrowings of long-term debt                                                        933            --
  Payments on long-term debt                                                          (16)           --
  Payments on capital lease obligations                                               (37)          (36)
                                                                             ------------    ----------
Net cash provided by financing activities                                             350         1,342
Net increase  in cash and cash equivalents                                             26           288
Cash and cash equivalents at the beginning of the period                              988           199
                                                                             ------------    ----------
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD                                 $1,014          $487
                                                                             ============    ==========
Cash paid during the period for:
   Interest                                                                            $8           $48
Noncash investing and financing activities:
  Accretion on preferred stock                                                         16            14
Issuance of capital lease obligations                                                 199            --

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
                                     ----------
                                     $6,110,000
                                     ==========

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATION


RESULTS OF OPERATIONS
- ---------------------

Three Month Period Ended January 29, 1995 Compared
- --------------------------------------------------
To The Three Month Period Ended January 29, 1994
- ------------------------------------------------


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


                                             DATAMETRICS CORPORATION
                                             -----------------------

                                             (Registrant)



Dated: March 17, 1995                        /s/ Sidney E. Wing
       __________________________            ___________________________
                                             Sidney E. Wing
                                             President and Chief
                                             Executive Officer




Dated: March 17, 1995                        /s/ John J. Van Buren
       __________________________            ___________________________
                                             John J. Van Buren
                                             Sr. Vice President and
                                             Chief Financial Officer