Form 10-Q
period 1995-04-30
DATAMETRICS CORP
filed 1995-05-19
CIK 27082

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended April 30, 1995
                                 --------------

                                       or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from __________________ to _________________

Commission File Number  0-8567
                       -------

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

   21135 Erwin St.
   Woodland Hills, California
- --------------------------------
(Address of principal executive offices)                 (Zip Code)

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
Yes           No
    ---------    ---------

                     Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock. $.01 Par Value--9,419,460 shares as of May 17, 1995

ITEM 1.  FINANCIAL STATEMENTS

BALANCE SHEETS                                        Datametrics Corporation
(unaudited)

                                                                          April 30,          October 30,
(In thousands, except for share data)                                       1995                1994
==============================================================          =============       =============
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                     $676                $988
  Accounts receivable                                                          4,060               8,730
  Inventory                                                                    5,998               6,038
  Income taxes receivable                                                        447                 325
  Prepaid expenses                                                               278                 267
  Deferred tax asset                                                             449                 571
                                                                        -------------       -------------
    Total current assets                                                      11,908              16,919
Property and equipment, at cost:
  Machinery and equipment                                                      4,667               3,710
  Furniture, fixtures & computer equipment                                     2,430               2,172
  Leasehold improvements                                                         374                 363
                                                                        -------------       -------------
                                                                               7,471               6,245
  Accumulated depreciation and amortization                                   (4,311)             (3,970)
                                                                        -------------       -------------
  Net property and equipment                                                   3,160               2,275
Deferred tax assets                                                               64                  64
Other assets                                                                     821                 692
                                                                        -------------       -------------
                                                                             $15,953             $19,950
                                                                        =============       =============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Note payable to bank                                                            -                 $600
  Accounts payable                                                            $1,172               1,917
  Accrued commissions and payroll                                                578                 845
  Accrued warranty                                                               144                 182
  Other accrued liabilities                                                      460                 368
  Advance payments and progress payments on contracts                            286                 538
  Current portion of capital lease and loan obligations                          514                 108
                                                                        -------------       -------------
    Total current liabilities                                                  3,154               4,558

CAPITAL LEASE OBLIGATIONS                                                        117                  32
LONG TERM DEBT DUE AFTER ONE YEAR                                              1,369                   -
OTHER LONG-TERM LIABILITIES                                                      132                 150
DEFERRED TAX LIABILITY                                                            76                  76
EXCESS OF ACQUIRED NET ASSETS OVER COST                                          381                 533
SERIES B REDEEMABLE PREFERRED STOCK                                              939                 940
  613,110 shares authorized, 545,950 shares issued and outstanding in 1995 (564,556 in 1994) (liquidation preference and
     redemption price $955 in 1995 and $988 in 1994)
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value--15,000,000 shares
     authorized; 9,417,582 shares issued and
     outstanding in 1995 (9,258,452 in 1994)                                      94                  93
  Additional paid-in capital                                                  14,813              14,608
  Accumulated deficit                                                         (5,122)             (1,040)
                                                                        -------------       -------------
    Total stockholders' equity                                                 9,785              13,661
                                                                        -------------       -------------
                                                                             $15,953             $19,950
                                                                        =============       =============

See accompanying notes

STATEMENTS OF OPERATIONS                               Datametrics Corporation

(Unaudited)

                                                              For The Three Months       For The Six Months
                                                                    Ended                     Ended
                                                              -----------------------------------------------
                                                               April 30,    May 1,       April 30,     May 1,
(In thousands, except per share data)                             1995       1994           1995        1994
=============================================================================================================
SALES                                                           $3,897      $6,733         $7,348     $12,367
   Cost of sales                                                 3,354       4,341          6,057       8,290
                                                              -----------------------------------------------
     Gross profit                                                  543       2,392          1,291       4,077

OPERATING EXPENSES:
   Research & development                                        1,611         566          2,646         975
   Selling, general & administrative                             1,450       1,846          2,806       3,528
                                                              -----------------------------------------------
                                                                 3,061       2,412          5,452       4,503
                                                              -----------------------------------------------
     Loss from operations                                       (2,518)        (20)        (4,161)       (426)
INTEREST EXPENSE, NET                                               31          16             39          58
AMORTIZATION OF EXCESS OF ACQUIRED NET ASSETS OVER COST            (76)        (85)          (152)       (141)
                                                              -----------------------------------------------
   Income (loss) before provision for income taxes              (2,473)         49         (4,048)       (343)
PROVISION (BENEFIT) FOR INCOME TAXES                                 2          20              2        (130)
                                                              -----------------------------------------------
NET INCOME  (Loss)                                              (2,475)         29         (4,050)       (213)

Preferred stock accretion                                          (16)        (16)           (32)        (30)
                                                              -----------------------------------------------
   NET INCOME  (Loss) applicable to common stockholders        ($2,491)        $13        ($4,082)      ($243)
                                                              ===============================================
NET INCOME (loss) per share of common stock                     ($0.24)          -         ($0.40)     ($0.03)
                                                              ===============================================

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
   Primary                                                      10,223       7,985         10,186       7,682
   Fully diluted                                                10,223       7,985         10,186       7,682


See accompanying notes.

STATEMENTS OF CASH FLOWS                                 Datametrics Corporation
(Unaudited)

                                                           For The Six Months
                                                                 Ended
                                                        ------------------------
                                                         April 30,        May 1,
(In thousands)                                              1995           1994
- --------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITES:
  Net loss                                               ($4,050)         ($213)
  Adjustments:
    Amortization of excess of acquired net assets           (152)          (141)
     Depreciation and amortization                           397            290

  Changes in balance sheet items:
     Accounts receivable                                   4,670          2,963
     Inventory                                                40           (528)
     Prepaid expenses                                        (11)           (21)
     Accounts payable                                       (745)        (1,222)
     Accrued commissions and payroll                        (267)          (446)
     Advance and progress payments from customers           (252)           464
     Other accrued liabilities                                92            (72)
     Income taxes                                              -           (172)
     Other                                                  (218)          (385)
                                                        -----------------------
Net cash provided by (used in) operating activities         (496)           517

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures for property and equipment         (1,084)          (189)
                                                        -----------------------
Net cash used in investing activities                     (1,084)          (189)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on notes payable                                750          3,500
  Payments on notes payable                               (1,350)        (4,650)
  Proceeds from the issuance of common stock                 206          5,192
  Borrowings of long-term debt                             1,841              -
  Payments on long-term debt                                 (95)             -
  Payments on capital lease obligations                      (84)           (68)
                                                        -----------------------
Net cash provided by  financing activities                 1,268          3,974
Net increase(decrease) in cash and cash equivalents         (312)         4,302
Cash and cash equivalents at the beginning of the
  period                                                     988            199
                                                        -----------------------
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD          $676         $4,501
                                                        =======================
Cash paid during the period for:
  Interest                                                   $61            $69
  Income Taxes                                                 -             19
Noncash investing and financing activities:
  Accretion on preferred stock                                16             30
  Issuance of capital lease obligations                      199              -


See accompanying notes.

                         NOTES TO FINANCIAL STATEMENTS
                                 April 30, 1995
                                  (Unaudited)

Note 1. BASIS OF PRESENTATION

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

The information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of Management, necessary to present a fair statement of the results of operations for the interim periods. Much of the Company's business is longer term and involves varying development, production, and delivery schedules. Accordingly, results of a particular quarter or quarter-to-quarter comparisons of recorded sales and profits may not be indicative of future operating results or results for the fiscal year ending October 29, 1995.

From our latest Annual Report on Form 10-K for which the following notes have been omitted: note (2) pertains to an acquisition; note (3) pertains to accounts receivable; note (4) pertains to inventory; note (5) pertains to income taxes; note (7) pertains to leases; note (8) pertains to preferred stock; note (9) pertains to stock option plans and warrants; note (10) pertains to contingencies; note (11) pertains to employee benefit plans; and note (12) pertains to quarterly financial data (unaudited).

Note 2. SUMMARY OF SIGNIFICANT POLICIES

BUSINESS Datametrics Corporation, a Delaware corporation ("the Company"), is engaged primarily in the design, development, manufacture and sale of high-speed, color printers; high-resolution, non-impact printer/plotters; and ruggedized computers and workstations. The Company's fiscal year ends on the last Sunday of each October.

REVENUE RECOGNITION Revenues include both product sales and revenues applicable to long-term design and production contracts. A majority of revenues from product sales and long-term contracts are recorded as units are shipped. Revenues applicable to certain fixed-price, long-term contracts (principally design and development contracts) are recognized on the percentage-of-completion (cost-to-cost) method, whereby revenue is measured by relating costs incurred to total estimated costs. Sales under cost-reimbursement-type contracts are recorded as costs are incurred. Applicable estimated profits are included in sales in the proportion that incurred costs bear to total estimated costs. Any anticipated losses on contracts are charged to income when identified.

The Company provides an accrual for future warranty costs at the time of revenue recognition based upon the relationship of prior year sales to actual warranty costs. The warranty for the Company's products generally covers defects in material and workmanship. The current accrual represents the average outstanding warranty of approximately nine months.

MAJOR CUSTOMERS Approximately 76%, 85% and 69% of the Company's sales during the six month period ended April 30, 1995, and the fiscal years 1994 and 1993, respectively, were to various U.S. Government agencies under prime contracts or to prime contractors having sales to such agencies.

CASH AND CASH EQUIVALENTS The Company considers securities purchased within three months of their date of maturity to be cash equivalents. Due to the short maturity of these instruments, carrying value on the Company's balance sheet approximates fair value.

INVENTORY Stockroom inventory is stated at the lower of cost (first-in, first-out) or market. The Company evaluates at least annually its stockroom inventory for potential obsolescence or excessive levels based upon backlog and forecasted usage. Contract inventory costs include purchased materials, direct labor and manufacturing overhead. General and administrative costs are expenses in the period incurred.

Inventories as of April 30, 1995 are as follows:

                    Raw Material                            $4,522,000
                    Work-in Process                          1,476,000
                                                            ----------
                                                            $5,998,000
                                                            ==========


PROPERTY AND EQUIPMENT Depreciation and amortization of property and equipment are provided, using the straight-line method, over the following estimated useful lives:

Machinery and equipment                              2 to 5 years
Furniture, fixtures and computer equipment           3 to 8 years
Leasehold improvements                               Shorter of the remaining
                                                       term of the lease
                                                       or the life of the asset

NET INCOME PER SHARE Primary net income per share is based on the weighted average number of shares of common stock outstanding and common stock equivalents after reducing net income by preferred stock accretion. Fully diluted net income per share additionally assumes the conversion of the outstanding convertible preferred stock and the elimination of the related dividend.

Note 3. DEBT

The Company has entered into a revolving line of credit agreement (the "Credit Agreement") with a bank. The advance rate is eighty (80%) of eligible accounts receivable, plus eighty (80%) of eligible progress billings receivables, to a maximum of the progress billing receivables sublimit, which will not exceed the lesser of ten percent (10%) of eligible receivables or $500,000. The lending facility is capped at $7,000,000 and expires on March 4, 1996. The interest rate is prime plus .25%. The loan is secured by substantially all the Company's assets. There was no outstanding balance at April 30, 1995. As of May 17, 1995 the Company had borrowings outstanding of $1,200,000 under the Credit Agreement and remaining availability of approximately $1,000,000 under the terms of the Credit Agreement.

The Credit Agreement requires the Company to maintain certain financial ratios and restricted or limited the Company's ability to (i) create certain liens,
(ii) convey, transfer, or sell assets, (iii) incur additional indebtedness, (iv) redeem or repurchase any class of stock, and (v) pay dividends on its preferred or common stock. The Company is in compliance with all its covenants.

Note 4. SUBSEQUENT EVENTS

The Company plans to file on or about May 19, 1995, a registration statement and prospectus in connection with an underwritten public offering of 2,000,000 shares of its common stock. Management expects that the proceeds of the proposed offering will be used to reduce borrowings, if any, under the Company's revolving line of credit, redeem the Series B Redeemable Preferred Stock, and fund the continuing research and development costs for its high-speed color digital printer technology.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATION


RESULTS OF OPERATIONS
- ---------------------

Six Month Period Ended April 30, 1995 Compared
- ----------------------------------------------
To The Six Month Period Ended May 1, 1994
- -----------------------------------------


The Company's operating cycle is long term and involves various types of production contracts and varying production delivery schedules. Management believes that inflation and changing prices have not had a material effect on the Company's results of operations for the periods covered by the financial statements included herein. The contract process in which products are offered for sale is generally set before costs are incurred and the prices are based on estimates of these costs which include the anticipated impact of inflation. Accordingly, results of a particular quarter, or quarter-to-quarter comparisons of recorded sales and profits, may not be indicative of future operating results. The following comparative analysis should be viewed in this context.

Sales for the six month period ended April 30, 1995 were $7,348,000, a decrease of $5,019,000 or 41% compared to $12,367,000 for the same period the prior year. Sales from printer and workstation contracts relating to the MILSTAR program declined $4,800,000 to $1,300,000, while other defense related workstation sales remained constant, other defense related printer sales increased $400,000 and sales to other customers declined $619,000. The MILSTAR program, which accounted for $4,600,000 in sales in the second half of fiscal 1994, is expected to account for less than $500,000 in the second half of fiscal 1995. There can be no assurance that other DoD-related sales will replace the MILSTAR program sales.

Gross profits for the six month period ended April 30, 1995 were $1,291,000 (18% of sales), a decrease of $2,786,000 or 68% compared to $4,077,000 (33% of sales) for the same period the prior year. Gross profits as a percentage of sales were adversely impacted by the Company's product mix shifting to lower margin ruggedized products from higher margin full mil-spec products and lower production levels without a corresponding reduction in expenses.

Research and development expenses were $2,646,000 for the six month period ended April 30, 1995, an increase of $1,671,000 or 171%, compared with $975,000 for the same period the prior year. Substantially all fiscal 1995 expenditures related to the development of the Company's high-speed color digital printer products.

Selling, general, and administrative expenses for the six month period ended April 30, 1995 were $2,806,000 (38% of sales), a decrease of $722,000 or 20%
compared with $3,528,000 (29% of sales) for the same period the prior year. This decrease was attributable to lower defense-related sales and marketing expenses, consisting primarily of reduced commissions and payroll, partially offset by increased marketing expenses for the Company's high-speed color digital printer.

Net interest expense amounted to $39,000 for the six month period ended April 30, 1995, a net decrease of $19,000 compared with $58,000 for the same period the prior year. This decrease was due to lower borrowings and higher interest income partially offset by increased capital leases. Amortization of excess of acquired net assets over cost was $152,000 for the six month period ended April 30, 1995 compared to $141,000 for the same period last year. The amortization was a result of the acquisition of Rugged Digital in August 1993.

The net loss for the six months ended April 30, 1995 amounted to $4,050,000, compared with a net loss of $213,000 for the same period in the prior year. This was due to a decrease in gross profit of $2,786,000, an increase in research and development costs of $1,671,000, and an increase in taxes of $132,000, the aggregate of which was partially offset by a decrease in selling, general, and administrative expenses of $722,000, a decrease in net interest expense of $19,000, and an increase in amortization of excess of acquired net assets over costs of $11,000.

Reduced military sales during fiscal 1995, along with increased competition in the ruggedized peripheral market, increased research and development costs, and higher interest expense due to capital leases and loans are expected to cause a substantial loss for the Company in fiscal 1995.

Three Month Period Ended April 30, 1995 Compared
- ------------------------------------------------
To The Three Month Period Ended May 1, 1994
- -------------------------------------------


Sales for the three month period ended April 30, 1995 were $3,897,000, a decrease of $2,836,000 or 42.1% compared to $6,733,000 for the same period the prior year. Sales from printer and workstation contracts relating to the MILSTAR program, which should be completed during fiscal 1995, declined $2,700,000 dollars while other defense related workstation sales decreased $700,000, other defense related printer sales increased $800,000 and sales to other customers declined $200,000.

Gross profits for the three month period ended April 30, 1995 were $543,000 (14 % of sales), a decrease of $1,849,000 or 77% compared to $2,392,000 (36% of sales) for the same period the prior year. Gross profits as a percentage of sales were adversely impacted by the Company's product mix shifting to lower margin ruggedized products from higher margin full mil-spec products and lower production levels without a corresponding reduction in expenses.

Research and development expenses were $1,611,000 for the three month period ended April 30, 1995, an increase of $1,045,000 or 185%, compared with $566,000 for the same period the prior year. Substantially all fiscal 1995 expenditures relate to the development of the Company's high-speed color digital printer product.

Selling, general, and administrative expenses for the three month period ended April 30, 1995 were $1,450,000 (37% of sales), a decrease of $396,000 or 22%
compared with $1,846,000 (27% of sales) for the same period the prior year. This decrease is attributable to lower military sales and marketing expenses, consisting primarily of reduced commissions and payroll, partially offset by increased marketing expenses for the Company's high-speed color digital printer.

Interest expense amounted to $54,000 (offset by $23,000 of interest income) for the three month period ended April 30, 1995, a net increase of $15,000 compared with $16,000 of net interest expense for the same period the prior year. This increase is due to lower borrowings and higher interest income offset by increased capital leases. Amortization of excess of acquired net assets over cost of was $76,000 for the three month period ended April 30, 1995 compared to $85,000 for the same period last year. The amortization is a result of the acquisition of Rugged Digital in August 1993.

The net loss for the three months ended April 30, 1995 amounted to $2,475,000, compared with a net income of $29,000 for the same period in the prior year, due to a decrease in gross profit of $1,849,000, an increase in research and development costs of $1,045,000, and an increase in net interest expense of $15,000. This was partially offset by a decrease in selling, general, and administrative expenses of $396,000, a decrease in taxes of $18,000 and a decrease in amortization of excess of acquired net assets over costs of $9,000.

                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------


The Company has entered into a revolving line of credit with a bank (the "Credit Agreement"). The advance rate is eighty percent (80%) of eligible accounts receivable, plus eighty percent (80%) of eligible progress billing receivables, to a maximum of the progress billing receivable sublimit, which will not exceed the lesser of ten percent(10%) of eligible accounts receivables or $500,000. The lending facility is capped at $7,000,000 and expires on March 4, 1996. The interest rate is prime plus .25%. The loan is secured by substantially all the Company's assets. There was no outstanding balance at April 30, 1995. As of May 17, 1995, the Company had borrowings outstanding of $1,200,000 under the Credit Agreement and remaining availability of approximately $1,000,000 under the terms of the Credit Agreement.

The Credit Agreement requires the Company to maintain certain financial ratios and restricts or limits the Company's ability to (i) create certain liens, (ii) convey, transfer, or sell assets out of the ordinary course, (iii) incur additional indebtedness, (iv) redeem or repurchase any class of stock, and (v) pay dividends on its preferred or common stock. The Company is in compliance with all of its covenants.

From time to time the Company receives advance payments on certain contracts. These funds may be used for working capital requirements and other general corporate purposes until needed to complete the contracts. At April 30, 1995, the Company had $24,000 of advance payments in excess of costs.

The Company's working capital and current ratios at the end of fiscal years 1992, 1993, 1994 and the period ending April 30, 1995 were $4,856,000,
$8,708,000, $12,361,000 and $8,754,000 and 2.4, 2.6, 3.7 and 3.8, respectively.

The Company expects to purchase approximately $1,700,000 of capital equipment (including capitalized leases) during fiscal 1995, of which $1,283,000 of such equipment had been purchased as of April 30, 1995. The Company's other principal commitments for fiscal 1995 are lease obligations for the Company's facility, operating leases, principal and interest due on equipment borrowings, redemption of the Series B Preferred Stock and interest on bank borrowings.

Due to the Company's significant level of research and development costs and the reduced sales and margins in its military business, the Company has experienced negative cash flow from operations of $496,000 for the first six months of fiscal year 1995. This negative cash flow from operations is expected to continue for the remainder of fiscal year 1995.

The Company intends to fund its continued investment in its high-speed color digital printers through a public offering of common stock. The proceeds of such offering are necessary to provide the needed liquidity to maintain this expected significant level of research and development and to make anticipated production deliveries in calendar 1995. The Company intends to finance its defense-related capital requirements and other liquidity needs from the existing line of credit, capital leases and working capital. In addition, pursuant to an agreement reached in February 1995, the Company expects that in the third fiscal quarter of 1995, Cruttenden Roth Incorporated will exercise the warrants previously granted to it in connection with the Company's public offering consummated in March 1994, and the Company will receive the aggregate warrant exercise price of $535,500 in cash.


BUSINESS  ENVIRONMENT

As part of its business strategy, the Company has been investing substantial resources in developing its commercial business. Results for 1995 are expected to be impacted by continued significant investment in the Company's CYMax high-speed color digital printer program, during which time the Company expects to introduce products to the market for field evaluation. During calendar 1995, the Company expects to make initial customer deliveries and to slowly increase production, which the Company anticipates will begin generating incremental commercial revenues.

Companies engaged in supplying equipment and services to U.S. government defense programs are subject to special risks including dependence on government appropriations, contract termination without cause, contract renegotiation, and the intense competition for the available defense business. Over the past several years, the Company has been significantly impacted by market changes in the U.S. Department of Defense. U.S. Department of Defense budget forecasts indicate that overall funding will continue to decrease for the foreseeable future, and the Company anticipates that the results of its military business operations will continue to be adversely affected by such decreases.

Reduced military sales during fiscal 1995, along with increased competition in the ruggedized peripheral market, increased research and developement costs, and higher interest expense due to capital leases and loans are expected to cause a substantial loss for the Company in fiscal 1995.

Because of the foregoing, as well as other factors affecting the Company's operating results, past financial performance should not be considered to be a reliable indicator of future performance.

PART II.  OTHER INFORMATION

Item 4. Submission of Matters to a vote of security holders.

        Registrant held its Annual Meeting of Stockholders on April 11, 1995. The following matter was voted upon at the meeting:

        Election of Directors          Votes for
                                       ---------

           Dann V. Angeloff            7,486,891
           Richard A Foster            7,492,891
           Burton L. Kaplan            7,486,391
           Richard W. Muchmore         7,486,391
           Garland S. White            7,488,541
           Sidney E. Wing              7,488,541
           Kenneth Zeiger              7,492,891

Item 6.  Exhibits and Reports on Form 8-K

         (a)  List of Exhibits:
              ----------------

            Exhibit
            Numbers                   Description of Exhibits
            -------                   -----------------------
              10.1 Security and Loan Agreement between Datametrics Corporation and Imperial Bank executed March 21, 1995, as amended May 15, 1995.

              10.2 Agreement between Datametrics Corporation and The Angeloff Company dated February 15, 1995.

              27.1    Financial Data Schedule.

         (b)  Reports on Form 8-K.
              -------------------
              None.

                                    SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         DATAMETRICS CORPORATION
                                         -----------------------

                                         (Registrant)



Dated: May 18, 1995                       /s/ SIDNEY E. WING
      ------------------------------     ----------------------------------
                                         Sidney E. Wing
                                         President and Chief
                                         Executive Officer




Dated: May 18, 1995                       /s/ JOHN J. VAN BUREN
      ------------------------------     ----------------------------------
                                         John J. Van Buren
                                         Sr. Vice President and
                                         Chief Financial Officer