Form 10-K405/A
period 1994-10-30
DATAMETRICS CORP
filed 1995-06-14
CIK 27082

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                ________________

                                Amendment No. 1

                                FORM 10-K405/A

     (Mark One)


[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Fiscal Year Ended October 30, 1994

                        OR

[_]     TRANSITION REPORT PURSUANT TO SECTION 13 OR
        SECTION 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

        For the Transition Period From ________ to ________

                         Commission File Number 0-8567

                            DATAMETRICS CORPORATION
- --------------------------------------------------------------------------------
    (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             Delaware                                      95-3545701
- -----------------------------------             --------------------------------
(STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)

21135 Erwin Street
Woodland Hills, California                                   91367
- -----------------------------------             --------------------------------
(ADDRESS OF PRINCIPAL                                     (ZIP CODE)
EXECUTIVE OFFICES)

Registrant's telephone number, including area code:  (818)
598-6200

Securities registered pursuant to Section 12(b) of the Act:

                                                     NAME OF EACH EXCHANGE ON
       TITLE OF EACH CLASS                             WHICH REGISTERED
- -----------------------------------             --------------------------------

   Common Stock, .01 par value                      American Stock Exchange
- -----------------------------------


Securities registered pursuant to Section 12(g) of the Act:

                                      None

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

YES  X   NO
    ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant (based on the closing price of such stock as reported by the American Stock Exchange on January 20, 1995 was approximately $39,760,000.

The number of shares outstanding of the Registrant's Common Stock, as of the latest practicable date:

9,325,078 Shares of Common Stock as of January 20, 1995.

                           _________________________

                      Documents Incorporated by Reference
                      -----------------------------------

          Portions of the Datametrics Corporation 1994 Annual Report to Stockholders for the year ended October 30, 1994 are incorporated by reference into Parts I and II. With the exception of those portions which are expressly incorporated by reference in the Annual Report on Form 10-K, the Datametrics Corporation 1994 Annual Report to Stockholders is not deemed filed as part of this Report.

          Portions of the Datametrics Corporation definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended October 30, 1994 are incorporated by reference into Part III.

                                    PART II
                                    -------


ITEM 7.
- -------

MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS

FISCAL YEAR 1994 COMPARED WITH FISCAL YEAR 1993

Sales for the year ended October 30, 1994 were $25,211,000, an increase of $1,227,000 or 5%, compared with sales of $23,984,000 in the prior year. In fiscal 1994, decreases in non-military-related sales of $1,163,000 and international military printer sales of $1,363,000 were offset by increases in printer and keyboard sales related to the U.S. Department of Defense of $341,000 and ruggedized computer and computer workstation sales of $6,618,000, reflecting twelve months' results of such sales compared to only three months in 1993. In addition, in fiscal 1994, the Company only recognized $233,000 in sales (0.9% of total Company sales) compared to $2,780,000 (11.6% of Company sales) in fiscal 1993 from contracts for printers and keyboards for NASA's Space Station Freedom. In November 1993, the Company's contract was terminated for convenience by McDonnell Douglas Corporation for reasons unrelated to the Company's product.

The Company's backlog of funded orders not recognized as sales increased from $7,793,000 at October 31, 1993 to $10,459,000 at October 30, 1994. This
increase resulted primarily from contracts with the Canadian Defense Department, partially offset by the U.S. Department of Defense delays in contract awards and reduced funding of military programs.

Gross profit for fiscal 1994 was $8,306,000 (32.9% of sales), a decrease of $55,000, or 0.7%, compared with $8,361,000 (34.9% of sales) for the prior year. Gross profit as a percent of sales decreased 0.8% in fiscal 1994 due to a change in product mix. The remaining 1.2% gross profit decrease was due to a cost overrun on a contract for a new black-and-white military printer.

Research and development expenses were $2,297,000 for fiscal year 1994 compared with $1,951,000 for the prior year. This increase was due to an accelerated development schedule for the Company's high-speed color printer technology in order to shorten time to market. The Company expects that this development effort will cause research and development expenses to continue to increase in fiscal 1995. The research and development expenses incurred in 1994 related to development of a high-speed commercial color printer technology and product enhancements, lower-cost black-and-white printers and ruggedization of newer-model workstations. The research and development expenses incurred in fiscal 1993 related to development of a high-speed commercial color printer technology, product enhancements and lower-cost black-and-white printers.

Selling, general and administrative expenses for fiscal 1994 were $6,254,000 (24.8% of sales) compared with $5,547,000 (23.1% of sales) for the prior year. The increase was due to increased expenses associated with marketing the Company's color printer technology.

Net interest income amounted to $2,000 for the year ended October 30, 1994 compared with net interest expense of $65,000 for fiscal 1993. This change in interest expense is due to decreased borrowings and investment income on the proceeds of the Company's common stock offering.

Net income for the year ended October 30, 1994 amounted to $31,000 compared with $1,483,000 for the prior year. This decrease of $1,452,000 was attributable to a decrease in gross profit of $55,000, an increase in research and development costs of $346,000, an increase in selling, general and administrative costs of $707,000 and a change in accounting principle in fiscal 1993 resulting in a $938,000 gain. These amounts were partially offset by a decrease in interest expense of $67,000, an increase in amortization of excess of acquired net assets over cost of $205,000 and a decrease in income tax expense of $322,000.

The Company had net deferred tax assets of $559,000 at October 30, 1994. Management has determined that, based on the Company's carryback opportunities and historical and expected future earnings from recurring operations, the Company will more likely than not recognize these net deferred tax assets. Ultimate recognition of these tax assets is dependent, to some extent, on future revenue levels and margins. It is the intention of management to assess the appropriate level for the valuation allowance each quarter.

The contract process in which products are offered for sale is generally set before costs are incurred, and prices are based on estimates of the costs, which include the anticipated impact of inflation.

RESULTS OF OPERATIONS

Fiscal Year 1993 compared with Fiscal Year 1992

Sales for the year ended October 31, 1993 were $23,984,000, an increase of $1,626,000 or 7.3%, compared with sales of $22,358,000 in the prior year. In fiscal 1993, non-military-related printer sales increased by $1,800,000, international military printer sales decreased by $600,000, printer and keyboard sales related to the U.S. Department of Defense decreased by $3,900,000, and Rugged Digital sales added $4,300,000 during the year. The decrease in U.S. Department of

Defense printer and keyboard sales in fiscal 1993 was the result of an uncertain defense budget situation that resulted in contract award delays and reduced military program funding. In addition, in fiscal 1993, the Company recognized $2,780,000 in sales (11.6% of total Company sales) from contracts for printers and keyboards for NASA's Space Station Freedom. The Company's backlog of funded orders not recognized as sales increased from $6,795,000 at October 25, 1992 to $7,793,000 at October 31, 1993. This increase resulted primarily from the U.S. Department of Defense contracts relative to Rugged Digital business partially offset by award delays and reduced military program funding discussed above.

Gross profit for the year ended October 31, 1993 was $8,361,000 (34.9% of sales), a decrease of $46,000 or .5% compared with $8,407,000 (37.6% of sales) for the prior year. Gross profit as a percent of sales decreased 1.1 percentage points in fiscal 1993 due to a change in product mix. The remaining 1.6 percentage points gross profit decrease was due to a cost overrun on a military color printer interface which may be recovered on future orders.

Research and development expenses were $1,951,000 for fiscal year 1993 compared with $1,390,000 for the prior year. This increase was due to an accelerated development schedule for the Company's high-speed color printer technology in order to shorten time to market. The research and development expenses incurred in fiscal 1993 related to development of a high-speed commercial color printer technology, product enhancements and lower-cost black-and-white printers. The research and development expenses incurred in fiscal 1992 related to product development for high-speed commercial color printer technology and a low-cost, rugged, black-and-white printer and keyboard as well as enhancements to existing products.

Selling, general and administrative expenses for the year ended October 31, 1993 were $5,547,000 (23.1% of sales) compared with $5,069,000 (22.7% of sales) for the prior year. The increase was due to increased expense for marketing relating to the Company's color printer technology.

Interest expense amounted to $65,000 for the year ended October 31, 1993 compared with $129,000 for the prior year. This reduction was due to decreased borrowings and a lower overall interest rate.

The cumulative effect of change in accounting principle was the result of the Company's adoption, effective as of the beginning of fiscal 1993, of a new standard related to accounting for income taxes, Statement of Financial Accounting Standards No. 109 (SFAS No. 109). The effect of adopting SFAS No. 109 was a one-time benefit to income of $938,000.

Net income for the year ended October 31, 1993 amounted to $1,483,000 compared with $1,337,000 for the prior year.

LIQUIDITY AND CAPITAL RESOURCES

During March and April 1994, the Company sold 2,300,000 shares of common stock in a public offering. The net proceeds were approximately $5,138,000. The Company used the net proceeds for the continued development, manufacture and marketing of products based upon its high-speed color printer technology.

The Company has a revolving line of credit agreement (the "Credit Agreement") with a bank, collateralized by substantially all of the Company's assets, which allows the Company to borrow $3,000,000 at the bank's reference rate plus .25% (7.75% reference rate at October 30, 1994).

The Credit Agreement requires the Company to maintain certain financial ratios and restricts or limits the Company's ability to (i) create certain liens, (ii) convey, transfer or sell assets, (iii) make capital expenditures, (iv) incur additional indebtedness, (v) redeem or repurchase any class of stock, and (vi) pay dividends on its preferred or common stock. In addition, the Credit Agreement requires the Company to achieve net income on an annual basis and not incur losses in two consecutive quarters. The Company was in compliance with all the provisions at October 30, 1994.

The facility was renewed on November 23, 1994 with the same terms and conditions and expires on January 31, 1995 with the same terms and conditions. The balance outstanding at October 30, 1994 was $600,000. The Company is currently in negotiations with several banks and expects to enter into a new line of credit. There can be no assurance, however, that the Company will be able to obtain a new line of credit and, if so, on what terms. Borrowings under this facility, along with cash flows from operations, capital leases and capital loans, are the Company's principal sources of short-term liquidity. As of December 9, 1994 there were no outstanding balances against the Credit Agreement.

The Company's working capital and current ratios at the end of fiscal years 1994, 1993 and 1992 were $12,361,000, $8,708,000 and $4,856,000 and 3.7, 2.6 and
2.4, respectively. The improvement in financial position over these periods is the result of the Company's focus on managing asset levels, cutting operating costs and the proceeds of the Company's public offering in March and April 1994.

Management believes that the Company must purchase approximately $1,000,000 of capital equipment (including capitalized leases) during fiscal 1995. The Company's other principal commitments for fiscal 1995 are federal and state income taxes, lease obligations for the Company's facility, redemption of the Series B Preferred Stock and interest due on bank borrowings.

Management expects to finance the capital expenditure requirements and other commitments from a new bank line of credit, capital leases, capital loans and from working capital. Subsequent to October 30, 1994, the Company entered into borrowing arrangements in the amount of $925,000 which are collateralized by furniture and fixtures with a net book value of $895,000.

BUSINESS ENVIRONMENT

As part of its diversification strategy, the Company has continued to invest substantial resources in developing its commercial business. Results for the first half of 1995 are expected to be impacted by continued heavy investment in the Company's CYMAX commercial color printer program, during which time the Company expects to introduce products to the market for field evaluation. During the second half of 1995, the Company expects to make initial customer deliveries and to ramp-up production, which the Company anticipates will begin generating incremental commercial revenues.

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

          Pursuant to the requirements of Regulation 12b-15 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Woodland Hills, State of California, on the 13th day of June, 1995.

                                    DATAMETRICS CORPORATION
                                    (Registrant)



                                    /s/ John J. Van Buren
                                    -----------------------
                                    John J. Van Buren,
                                    Senior Vice President,
                                    Chief Financial Officer