Form 10-Q
period 1995-07-30
DATAMETRICS CORP
filed 1995-08-22
CIK 27082

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

{X} Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended July 30, 1995
                                 -------------

                                       or

{_} Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from _________________ to ________________

Commission File Number  0-8567
                       -------

                                      Datametrics Corporation
- --------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

        Delaware                                     95-3545701
- --------------------------------------------------------------------------------
(State or other jurisdiction                         (I.R.S. Employer
incorporation or organization)                     Identification Number)

      21135 Erwin St.
      Woodland Hills, California                               91367
- --------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No________
   -------

               Applicable Only to Issuers Involved in Bankruptcy
                  Proceedings During the Preceding Five Years

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court.
   Yes _________ No _________
                              Applicable Only to Corporate Issuers

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

   Common Stock. $.01 Par Value--11,998,451 shares as of August 15, 1995

STATEMENTS OF OPERATIONS                Datametrics Corporation

(Unaudited)

                                                                For The Three Months                  For The Nine Months
                                                                       Ended                                 Ended
                                                       -----------------------------         ----------------------------
                                                            July 30,           July 31,           July 30,           July 31,
(In thousands, except per share data)                         1995               1994               1995               1994
====================================================== ================== ================== ================== ==================
SALES                                                             $4,790             $5,873            $12,138            $18,240
  Cost of sales                                                    3,876              3,947              9,933             12,237
                                                       ------------------ ------------------ ------------------ ------------------
   Gross profit                                                      914              1,926              2,205              6,003

OPERATING EXPENSES:
  Research & development                                           1,688                605              4,334              1,580
  Selling, general & administrative                                1,455              1,376              4,261              4,904
                                                       ------------------ ------------------ ------------------ ------------------
                                                                   3,143              1,981              8,595              6,484
                                                       ------------------ ------------------ ------------------ ------------------
   Loss from operations                                           (2,229)               (55)            (6,390)              (481)
INTEREST (INCOME) EXPENSE                                             (4)               (36)                35                 22
AMORTIZATION OF EXCESS OF ACQUIRED NET ASSETS OVER COST              (77)               (76)              (229)              (217)
                                                       ------------------ ------------------ ------------------ ------------------

  Income (loss) before provision for income taxes                 (2,148)                57             (6,196)              (286)
PROVISION (BENEFIT) FOR INCOME TAXES                                  18                 30                 20               (100)
                                                       ------------------ ------------------ ------------------ ------------------
NET INCOME (Loss)                                                 (2,166)                27             (6,216)              (186)

Preferred stock dividends or accretion                               (16)               (15)               (48)               (45)
                                                       ------------------ ------------------ ------------------ ------------------
  NET INCOME (Loss) applicable to common stockholders            ($2,182)               $12            ($6,264)             ($231)
                                                       ================== ================== ================== ==================
EARNINGS (loss) per share of common stock:
  Primary:
   NET INCOME (Loss)                                              ($0.20)                 -             ($0.60)            ($0.03)
                                                       ================== ================== ================== ==================
Fully diluted:
   NET INCOME (Loss)                                              ($0.20)                 -             ($0.60)            ($0.03)
                                                       ================== ================== ================== ==================

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
  Primary                                                         11,137              9,720             10,444              8,420
  Fully diluted                                                   11,137              9,720             10,444              8,420

See accompanying notes.

BALANCE SHEETS                                               Datametrics Corporation
(unaudited)

                                                                     July 30,          October 30,
(In thousands, except for share data)                                  1995               1994
=============================================================== ================== ==================
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                                $14,759               $988
 Accounts receivable                                                        4,617              8,730
 Inventory                                                                  6,680              6,038
  Income taxes receivable                                                     -                  325
 Prepaid expenses                                                             319                267
 Deferred tax asset                                                           439                571
                                                                ------------------ ------------------
  Total current assets                                                     26,814             16,919
                                                                ------------------ ------------------
Property and Equipment, At Cost:
 Machinery and equipment                                                    4,765              3,710
 Furniture, fixtures & computer equipment                                   2,474              2,172
 Leasehold improvements                                                       374                363
                                                                ------------------ ------------------
                                                                            7,613              6,245
 Accumulated depreciation and amortization                                 (4,558)            (3,970)
                                                                ------------------ ------------------
 Net property and equipment                                                 3,055              2,275
Deferred Tax Assets                                                            64                 64
Other Assets                                                                  782                692
                                                                ------------------ ------------------
                                                                          $30,715            $19,950
                                                                ================== ==================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Note payable to bank                                                         -                 $600
 Accounts payable                                                          $1,771              1,917
 Accrued commissions and payroll                                              567                845
 Accrued warranty                                                             127                182
 Other accrued liabilities                                                    432                368
Advance payments and progress payments on contracts                            93                538
 Current portion of capital lease and loan obligations                        489                108
                                                                ------------------ ------------------
  Total current liabilities                                                 3,479              4,558

CAPITAL LEASE OBLIGATIONS                                                      99                 32
LONG TERM DEBT DUE AFTER ONE YEAR                                             756                 -
OTHER LONG-TERM LIABILITIES                                                   209                150
DEFERRED TAX LIABILITY                                                         76                 76
EXCESS OF ACQUIRED NET ASSETS OVER COST                                       305                533
SERIES B REDEEMABLE PREFERRED STOCK                                           955                940
 545,950 shares authorized, issued and outstanding (liquidation preference and redemption price $955)
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
 Common stock, $.01 par value--15,000,000 shares
  authorized; 11,998,451 shares issued and
  outstanding in 1995 (9,258,452 in 1994)                                     120                 93
 Additional paid-in capital                                                32,020             14,608
 Accumulated deficit                                                       (7,304)            (1,040)
                                                                ------------------ ------------------
  Total stockholders' equity                                               24,836             13,661
                                                                ------------------ ------------------
                                                                          $30,715            $19,950
                                                                ================== ==================

See accompanying notes

Cash Flows Statement                                Datametrics Corporation
(Unaudited)

                                                               For The Nine Month Period
                                                                        Ended
                                                        -------------------------------------
                                                             July 30,           July 31,
(In thousands)(Brackets denote cash)                           1995               1994
======================================================= ================== ==================
CASH FLOWS FROM OPERATING ACTIVITES:
 Net loss                                                         ($6,216)             ($186)
 Adjustments:
  Amortization of excess of acquired net assets                      (228)              (217)
  Depreciation                                                        646                412

 Changes in balance sheet items:
  Accounts receivable                                               4,113              2,721
  Inventory                                                          (642)            (1,265)
  Prepaid expenses                                                    (52)               (14)
  Accounts payable                                                   (146)            (1,341)
  Accrued commissions and payroll                                    (278)              (350)
  Advance and progress payments from customers                       (445)               520
  Other accrued liabilities                                            64                 90
  Income taxes                                                        325                --
  Other                                                                11               (418)
                                                        ================== ==================
Net cash used in operating activities                              (2,848)               (48)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures for property and equipment                   (1,226)              (308)
                                                        ------------------ ------------------
Net cash used in investing activities                              (1,226)              (308)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings on notes payable to bank                                1,950              3,500
  Payments on notes payable to bank                                (2,550)            (4,650)
  Proceeds from the issuance of common stock                       17,439              5,209
  Borrowings of long-term debt                                      1,841                 --
  Payments on long-term debt                                         (714)                --
  Payments on capital lease obligations                              (121)               (95)
                                                        ------------------ ------------------
Net cash provided by financing activities                          17,845              3,964
Net increase in cash and cash equivalents                          13,771              3,608
Cash and cash equivalents at the beginning of the period              988                199
                                                        ------------------ ------------------
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD                $14,759             $3,807
                                                        ================== ==================
Cash paid during the period for:
 Interest                                                            $136                $15
 Income Taxes(refund)                                                 $20               ($47)
Noncash investing and financing activities:
 Accretion on preferred stock                                          48                 45
 Issuance of capital lease obligations                                199                 --

See accompanying notes.

                         NOTES TO FINANCIAL STATEMENTS
                                 July 30, 1995
                                  (Unaudited)

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

From our latest Annual Report on Form 10-K for which the following notes have been omitted;note (1) pertains to summary of significant accounting policies with respect to line of business,revenue recognition, change in accounting principle, accounts receivable, inventories, major customers, cash and cash equivalents, property and equipment and net income per share; note (2) pertains to an acquisition; note (3) pertains to accounts receivable; note (4) pertains to inventory; note (5) pertains to income taxes; note (7) pertains to leases; note (8) pertains to preferred stock; note (9) pertains to stock option plans; note (10) pertains to contingencies; note (11) pertains to employee benefit plans; and note (12) pertains to quarterly financial data.

INVENTORY Stockroom inventory is stated at the lower of cost (first-in, first-out) or market. The Company evaluates at least annually its stockroom inventory for potential obsolescence or excessive levels based upon backlog and forecasted usage. Contract inventory costs include purchased materials, direct labor and manufacturing overhead. General and administrative costs are expenses in the period incurred. Inventories as of July 30, 1995 are as follows:

                       Raw Material        $4,982,000
                       Work-in Process      1,698,000
                                      ---------------
                                           $6,680,000



2. Debt

The Company has entered into a revolving line of credit agreement (the"Credit Agreement") with a bank. The advance rate is eighty percent(80%) of eligible accounts receivable, plus eighty percent(80%) of eligible progress billings receivabls, to a maximum of the progress billing receivables sublimit, which will not exceed the lesser of ten percent(10%) of eligible receivables or $500,000. The lending facility is capped at $7,000,000 and expires on March 4, 1996. The interest rate is prime plus .25%. The loan is secured by substantially all the Company's assets. There was no outstanding balance at July 30,1995. The maximum amount available under the line at July 30, 1995 was $2,122,000.

The Credit Agreement requires the Company to maintain certain financial ratios and restricts or limits the Company's ability to (i) create certain liens,(ii) convey, transfer, or sell assets, (iii) incur additional indebtedness, (iv) redeem or repurchase any class of stock, and (v) pay dividends on its preferred or common stock. The Company is in compliance with all its covenants.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
- ---------------------

Nine Month Period Ended July 30, 1995 Compared
- ----------------------------------------------
To The Nine Month Period Ended July 31, 1994
- --------------------------------------------


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

Sales for the nine month period ended July 30, 1995 were $12,138,000, a decrease of $6,102,000 or 33% compared to $18,240,000 for the same period the prior year. Sales from printer and workstation contracts relating to the MILSTAR program, which should be completed during fiscal 1995, declined $7,381,000 while other defense related workstation sales increased $1,947,000; other defense related printer sales decreased $460,000 and sales to other customers declined $208,000. The decline in MILSTAR program sales during the first nine months of fiscal 1995 is expected to continue for the remainder of fiscal 1995 and there can be no assurance that other sales will replace the MILSTAR-related declines.

Gross profits for the nine month period ended July 30, 1995 were $2,205,000 (18% of sales), a decrease of $3,798,000 or 63% compared to $6,003,000 (33% of sales) for the same period the prior year. Gross profits as a percentage of sales were impacted by the Company's product mix shifting to lower margin ruggedized products from higher margin full mil-spec products, lower defense related production levels without a corresponding reduction in overhead expenses and start-up expenses related to the commercial business unit.

Research and development expenses were $4,334,000 for the nine month period ended July 30, 1995, an increase of $2,754,000 or 274%, compared with $1,580,000 for the same period the prior year. Approximately 80% of the fiscal 1995 R & D expenditures relate to the development of the Company's high-speed color digital printer product.

Selling, general, and administrative expenses for the nine month period ended July 30, 1995 were $4,261,000 (35% of sales), a decrease of $643,000 or 18%
compared with $4,904,000 (27% of sales) for the same period the prior year.
This decrease is attributable to lower military sales and marketing expenses, consisting primarily of reduced commissions and payroll, partially offset by increased marketing expenses for the Company's high-speed color digital printer.

Interest expense amounted to $35,000 ($136,000 of interest expense offset by $101,000 of interest income) for the nine month period ended July 30, 1995, a net increase of $13,000 compared with $22,000 of net interest expense for the same period the prior year. This increase was due to increased capital leases and equipment loans. Amortization of excess of acquired net assets over cost was $229,000 for the nine month period ended July 30, 1995 compared to $217,000 for the same period last year. The amortization is a result of the acquisition of Rugged Digital in August 1993.

The net loss for the nine months ended July 30, 1995 amounted to $6,216,000, compared with a net loss of $186,000 for the same period in the prior year. The increased net loss is due to a decrease in gross profit of $3,798,000, an increase in research and development costs of $2,754,000, an increase in interest expense of $13,000, an increase in amortization of excess of acquired net assets over costs of $12,000 and an increase in taxes of $120,000, partially offset by a decrease in selling, general, and administrative expenses of $643,000.

Reduced military sales during fiscal 1995, along with increased competition in the ruggedized peripheral market, increased research and development costs, and higher interest expense due to capital leases and loans are expected to cause a substantial loss for the Company in fiscal 1995.

Three Month Period Ended July 30, 1995 Compared
- -----------------------------------------------
To The Three Month Period Ended July 31, 1994
- ---------------------------------------------

Sales for the three month period ended July 30, 1995 were $4,790,000, a decrease of $1,083,000 or 18% compared to $5,873,000 for the same period the prior year. Sales from printer and workstation contracts relating to the MILSTAR program, which should be completed during fiscal 1995, declined $2,596,000 while other defense related workstation sales increased $1,982,000, other defense related printer sales decreased $646,000 and sales to other customers increased $177,000.

Gross profits for the three month period ended July 30, 1995 were $914,000 (19% of sales), a decrease of $1,012,000 or 53% compared to $1,926,000 (33% of sales) for the same period the prior year. Gross profits as a percentage of sales were impacted by the Company's product mix shifting to lower margin ruggedized products from higher margin full mil-spec products, lower defense related production levels without a corresponding reduction in overhead expenses and start-up expenses related to the commercial business unit.

Research and development expenses were $1,688,000 for the three month period ended July 30, 1995, an increase of $1,083,000 or 279%, compared with $605,000 for the same period the prior year. Approximately 80% of the fiscal 1995 R & D expenditures relate to the development of the Company's high-speed color digital printer product.

Selling, general, and administrative expenses for the three month period ended July 30, 1995 were $1,455,000 (30% of sales), an increase of $79,000 or 6%
compared with $1,376,000 (23% of sales) for the same period the prior year. This increase is attributable to higher marketing expenses for the Company's high-speed digital color printer.

Interest income amounted to $4,000 ($66,000 interest expense offset by $70,000 of interest income) for the three month period ended April 30, 1995, a net decrease of $32,000 compared with $36,000 of net interest income for the same period the prior year. This decrease is due to higher borrowings, increased capital leases and equipment loans. Amortization of excess of acquired net assets over cost of was $77,000 for the three month period ended July 30, 1995 compared to $76,000 for the same period last year. The amortization is a result of the acquisition of Rugged Digital in August 1993.

The net loss for the three months ended July 30, 1995 amounted to $2,166,000, compared with a net income of $27,000 for the same period in the prior year. The loss is due to a decrease in gross profit of $1,012,000, an increase in research and development costs of $1,083,000,an increase in selling, general, and administrative expenses of $79,000, an increase in net interest expense of $32,000, an increase in amortization of excess of acquired net assets over costs of $1,000 and a decrease in taxes of $12,000.

                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------


  During the month of June the Company received $535,000 from the exercise of 170,000 warrants by Cruttenden Roth Inc. and net proceeds of $16,526,000 from a public offering of 2,300,000 shares of common stock.

The Company has entered into a revolving line of credit agreement (the "Credit Agreement") with a new bank. The advance rate is eighty percent(80%) of eligible accounts receivable, plus eighty percent(80%) of eligible progress billings receivables, to a maximum of the progress billing receivables sublimit, which will not exceed the lesser of ten percent(10%) of eligible receivables or $500,000. The lending facility is capped at $7,000,000 and expires on March 4, 1996. The interest rate is prime plus .25%. The loan is secured by substantially all the Company's assets. There was no outstanding balance at July 30, 1995. The maximum amount available under the line at July 30, 1995 was $2,122,000.

The Credit Agreement requires the Company to maintain certain financial ratios and restricts or limits the Company's ability to (i) create certain liens, (ii) convey, transfer, or sell assets, (iii) incur additional indebtedness, (iv) redeem or repurchase any class of stock, and (v) pay dividends on its preferred or common stock. The Company is in compliance with all its covenants.


From time to time the Company receives advance payments on certain contracts. These funds may be used for working capital requirements and other general corporate purposes until needed to complete the contracts. At July 30, 1995, the Company had no advance payments in excess of costs.

The Company's working capital and current ratios at the end of fiscal years 1992, 1993, 1994 and the period ending July 30, 1995 were $4,856,000,
$8,708,000, $12,361,000 and $23,335,000 and 2.4, 2.6, 3.7 and 7.7, respectively.
Due to the Company's high level of research and development costs and the reduced sales and margins in its military business, the Company has experienced negative cash flow from operations of $2,848,000 for the first nine months of fiscal year 1995. This situation is expected to continue for the full fiscal year 1995. The Company will fund its continued investment in the color printer and its military business from the proceeds of its June public offering and the existing line of credit.

The Company expects to purchase approximately $1,700,000 of capital equipment (including capitalized leases) during all of fiscal 1995, of which $1,425,000 of such equipment had been purchased as of July 30, 1995. The Company's other principal commitments for fiscal 1995 are lease obligations for the Company's facility, operating leases, principal and interest due on equipment borrowings, and redemption of the Series B Preferred Stock.

Management expects to finance the capital expenditure requirements and other commitments from working capital, borrowings under the new bank line of credit and capital leases.


BUSINESS  ENVIRONMENT

As part of its diversification strategy, the Company has continued to invest substantial resources in developing its commercial business. Results for 1995 are expected to be impacted by continued heavy investment in the Company's
CYMax high-speed color digital printer program, during which time the Company expects to introduce products to the market for field evaluation. During the fourth quarter of calendar 1995, the Company expects to make initial customer deliveries and to slowly increase production, which the Company anticipates will begin generating incremental commercial revenues.

Companies engaged in supplying equipment and services to U.S. government defense programs are subject to special risks including dependence on government appropriations, contract termination without cause, contract renegotiation, and the intense competition for the available defense business. Over the past several years, the Company has been significantly impacted by market changes in the U.S. Department of Defense. Department of Defense budget forecasts indicate that overall funding will continue to decrease for the foreseable future, and accordingly, the Company anticipates that the results of its military business operations will be adversely affected as well.

Reduced military sales during fiscal 1995, along with increased competition in the ruggedized peripheral market, increased research and development costs, and higher interest expense due to capital leases and loans are expected to cause a subtantial loss for the Company in fiscal 1995.

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

PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-k

        (a)  List of Exhibits:
             ----------------

           Exhibit
           Numbers              Description of Exhibits
           -------              -----------------------

             27.1           Financial Data Schedule.

        (b)  Reports on form 8-k.
             --------------------

             None.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by its duly authorized representatives.


                                       DATAMETRICS CORPORATION
                                       -----------------------

                                       (Registrant)



Dated: August 22, 1995                    /s/ SIDNEY E. WING
       ---------------                 ------------------------------------
                                       Sidney E. Wing
                                       President and Chief
                                       Executive Officer




Dated: August 22, 1995                    /s/ JOHN J. VAN BUREN
       ---------------                 ------------------------------------
                                       John J. Van Buren
                                       Sr. Vice President and
                                       Chief Financial Officer