Form 10-K405
period 1995-10-29
DATAMETRICS CORP
filed 1996-01-26
CIK 27082

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K
(MARK ONE)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934

                   FOR THE FISCAL YEAR ENDED OCTOBER 29, 1995

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM         TO

                         COMMISSION FILE NUMBER 0-8567

                            DATAMETRICS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                                95-3545701
    (STATE OR OTHER JURISDICTION OF       (I.R.S. EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)

          21135 ERWIN STREET                             91367
      WOODLAND HILLS, CALIFORNIA                       (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE
               OFFICES)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (818) 598-6200

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

          TITLE OF EACH CLASS                NAME OF EACH EXCHANGE ON WHICH
      Common Stock, .01 par value                      REGISTERED
                                                American Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock held by non-affiliates of the Registrant (based on the closing price of such stock as reported by the American Stock Exchange on January 19, 1996) was approximately $83,789,000.

  The number of shares outstanding of the Registrant's Common Stock, as of the latest practicable date:

  12,159,826 Shares of Common Stock as of January 19, 1996.

                               ----------------

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Datametrics Corporation definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended October 29, 1995 are incorporated by reference into Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS.

GENERAL

  Datametrics Corporation (The "Company") designs, develops, manufactures and sells high-speed color printers, high-resolution non-impact printer/plotters and ruggedized computers, printers and workstations. The Company is focused on the development of high-speed color digital printers which utilize its proprietary Concurrent Transfer Imaging ("CTI") technology and has sold a limited number of such printers to niche commercial users. The Company intends to market its CYMax(R) series of high-speed color digital printers, based on CTI technology, to mass commercial markets including, among others, on-demand short-run production printing of documents, signs, overhead -presentations and transfer sheets for garments. The Company's high-speed color digital printers have demonstrated the ability to print full-color, high-quality images on 8 1/20 x 110 pages in less than 3 seconds, or 20 color pages per minute. The Company believes that no comparably priced digital color printer currently available prints full-color, high-quality images at speeds equal to the Company's CYMax series of high-speed color digital printers.

  The Company believes that its proprietary CTI technology has numerous potential applications in the production color printing market, ranging from high-volume document printing to vertical market applications. The Company has targeted the short-run production printer market for its initial entry into mass commercial markets. The short-run production printer market is characterized by printers whose typical print run is 2,000 documents or less and includes franchise and independent quick print shops, in-plant printing departments, sign printers, copy shops, service bureaus and commercial printers. In March 1995, the Company signed a multi-year strategic distribution agreement with A.B.Dick for the worldwide distribution of the CYMax series of high-speed color digital printers. The Company has placed beta test units for field evaluation by select customers and anticipates that production deliveries will commence in January 1996.

  The Company was incorporated in California in October 1962 and was reincorporated in Delaware in April 1987. The Company's principal executive offices are located at 21135 Erwin Street, Woodland Hills, California 91367, and its telephone number is (818) 598-6200.

COMPANY BACKGROUND

  The Company pioneered the development of high-speed, non-impact printers for tactical military applications. At present, ruggedized printers remain the Company's core product line, and the U.S. military remains its largest source of revenue. Building from this base, the Company has developed and manufactured other high-performance, high-reliability electronics communications equipment for aerospace, defense, industrial and commercial markets. The Company's current product line includes printers, printer/plotters and ruggedized computers and workstations with diverse capabilities ranging from stringent military specifications to varying commercial standards.

  Over the past several fiscal years, the Company has been significantly impacted by market changes in the United States Department of Defense (DoD). DoD budget forecasts indicate that overall funding will continue to decrease for the foreseeable future. The Company's primary response to these adverse defense market conditions has been to develop and aggressively pursue opportunities for its CYMax series of high-speed color digital printers.

HIGH-SPEED COLOR DIGITAL PRINTER

  The Company has designated its third generation high-speed color printers targeted at commercial markets as the CYMax series of high-speed color digital printers. The CYMax series of high-speed color digital printers, as well as the Company's earlier generations of high-speed color printers, incorporates the Company's proprietary color printer technology utilizing a CTI technology. CTI technology utilizes a unique high-speed, high-resolution electronic print mechanism, proprietary image enhancement software algorithms, precise paper alignment and control, and thermal energy management systems. The CTI printing process utilized by the Company's high-speed technology has fewer moving parts than most competing technologies and, as such, is expected to be more reliable and easier to maintain. The Company has demonstrated that products based on CTI technology can print a full-color, high-quality image on an 8 1/2" x 11" page in less than three seconds, or 20 color pages printed per minute. The Company believes that its CYMax series of high-speed color digital printers will print full-color, high-quality images at a faster speed than any comparably priced digital color printer now on the market.

  The Company developed its first color printer in 1988 and shipped its first product in 1989. In 1990, the Company initiated research and development on high-speed thermal transfer printer technology. Beginning in 1991, under a contract with Halliburton Oil Logging Services ("Halliburton") the Company customized its technology to manufacture a high-speed, high-resolution color printer for oil exploration. Halliburton utilizes the printers to plot seismic sensor data on a continuous basis. Output plots can be up to 400 feet long and are printed at speeds of three inches per second. In September 1993 the Company signed an OEM agreement with AZON Corporation of Johnson City, New York for development of a configuration of a high-speed color printer for printing specialty vehicle license plates. This printer is currently being used in a system for the State of New York to print these license plates.

  In fiscal 1994, the Company began an intensive program to develop a high-speed color digital printer for the short-run production printer market. On May 5, 1995, A.B.Dick announced the first CYMax high-speed color digital printer to be marketed as the A.B. Dick Color Star(TM) at the Drupa exhibition in Dusseldorf, Germany, one of the largest printing shows in the world. Held every five years, the Company believes that Drupa was attended by over 1,500 exhibiting manufacturers of printing related equipment. The Company has placed beta test units for field evaluation by select customers and anticipates that production deliveries will commence in January 1996.

  The Company's commercial color printer product strategy is based on providing products that offer the best combination of image quality, speed and price (including acquisition price and operating costs) to certain target markets, including the short-run production printer market. The Company believes that no product or technology to date has offered all three of these characteristics at satisfactory levels in a single product to such target markets. The Company believes that its initial CYMax product offering, printing at a speed of 20 pages per minute, is the fastest digital color printer in the world in its price category. Based on industry data, the Company believes that the acquisition price for the initial CYMax product will be about one-half the price of competitive products that print at lower speeds than the CYMax product. The Company expects that the total operating costs of the CYMax product series will be very competitive, primarily due to the very low maintenance costs resulting from the simplicity of the CYMax design. Since CYMax will be sold into print-for-profit environments, the Company will continue to make significant research and development investments in areas that will reduce the CYMax product's operating costs, such as development of ribbon conservation techniques. The Company also plans to make significant ongoing research and development investment to enhance its image quality and to increase print speed.

  In March 1995, the Company signed a multi-year strategic distribution agreement with A.B. Dick of Niles, Illinois, for the worldwide distribution of the CYMax series high-speed color digital printers. This agreement provides A.B. Dick with exclusive rights to sell the CYMax products into the quick printer and commercial printer segments of the short-run production printer market, comprising about one-third of the total addressable market in potential revenues, subject to certain conditions. The A.B. Dick agreement also provides non-exclusive rights to A.B. Dick to market and sell the CYMax products into other print-for-profit market segments and also to in-plant printing facilities. A.B. Dick has a significant marketing and service presence through its direct sales force and distribution network in over 80 countries in North America, Europe, and the Pacific Rim. The Company has received an initial purchase order from A.B. Dick in excess of $2 million subject to the Company's ability to meet certain product specifications and other customary contractual requirements. Other than the initial purchase order, A.B. Dick is not obligated to make any further purchases under the distribution agreement, and there can be no assurance that it will do so.

  Recently, the Company signed several distribution agreements with distributors in the United States and Europe. To service its European distributors, the Company opened a sales office in Luxembourg in January 1996. The Company has also executed an OEM agreement with Elexon, Ltd., headquartered in Illinois, who plans to market and sell the Datametrics CYMax printer under its Color Fast 100(TM) name into the screen printing market.

  In May 1995, the Company entered into an agreement with IBM Corporation pursuant to which IBM Corporation will provide field service for the CYMax series printers under maintenance contracts between the Company and its customers. The Company believes this alliance will enhance its competitive positioning by providing its customers with the assurance that their printers will be properly maintained by an established field service organization.

HIGH-SPEED COLOR DIGITAL PRINTER MARKETS

  Market Overview. Industry sources estimate that in 1994 the short-run production market for color printers was $519 million and is expected to grow to $740 million in 1996. In addition, the total short-run production market, including color digital printers, consumables such as ribbons ad ink, and printer service and maintenance, is estimated to have been $1.2 billion in 1994 and is estimated to increase to $2.0 billion in 1996.

  Currently, the U.S. color printer market is dominated by traditional offset presses. Traditional offset presses require very long set-up times and are cost-effective only for very large print volumes, generally in excess of 5,000 document print runs. The color printer market is changing dramatically, however, with the introduction of computer-driven electronic printers. Electronic printers allow each printed page in a print run to be unique and do not have lengthy set-up procedures like traditional offset presses, allowing for color printing on demand. As a result of technological advances, the cost of printing small runs of color documents on demand is being reduced substantially. Electronic color printers currently can print short runs of 2,000 documents or less on a cost-effective basis. Based on industry data, the Company believes that print runs of 2,000 documents or less currently account for over 50% of the total number of U.S. color print runs annually. As the cost of printing small runs of color documents on demand continues to decline, the demand by consumers for short-run color printing services, and accordingly, the demand for short-run production printers, is expected to grow substantially.

  Short-Run Production Printer Market. Potential customers in this market include franchise quick-print shops, independent quick-print shops, in-plant printing departments, sign printers, copy shops, service bureaus, commercial printers and institutions. The Company believes that its CTI technology has numerous applications in the short-run production printer market. The two segments of this market that the Company has initially targeted are the print-for-profit and in-plant market segments. The Company believes that a print speed of between 15-20 color pages per minute is required in order for a printer to be effectively utilized in these two market segments. The Company believes that no printer currently being sold into these two market segments can achieve the price/performance of the Company's color printers, with the highest priced electrophotographic printers coming closest with an average print speed of up to 15 pages per minute. As such, the 20 color page per minute speed achieved by printers using the Company's CTI technology would represent a print speed advantage compared with electrophotographic printers now being sold into such market segments. Other printer products now sold into the short-run production printer market, primarily digital presses, are generally characterized by their high print speed (over 30 pages per minute) and their high acquisition cost (over $200,000 per printer). Printers based on the Company's CTI technology now have a print speed of 20 color pages per minute, but are expected to have an acquisition cost (approximately $39,900) significantly below other printers now sold into this market. The Company believes that 20 color pages per minute is sufficiently fast to operate effectively in the short-run production printer market and that this market offers an attractive opportunity for its printers on the basis of a significantly lower acquisition price alternative.

  Niche Markets. In parallel with its pursuit of distribution alliances to enter mass commercial markets, the Company intends to leverage its current CTI technology into other niche OEM markets and applications, such as seismic data plotting, sign making, label and form printing and specialty vehicle license plate printing. These niche markets are application driven and will generally require a unique configuration of the printer. As such, customer-funded non-recurring engineering may be sought to customize the product. The Company believes that it has the financial resources and technical capabilities to manufacture printers for these niche markets itself without the assistance of strategic alliances. The Company pursues these niche markets through trade show presentations, advertising and its contacts in the commercial printer industry.

DEFENSE PRODUCTS

  The Company currently designs, develops, manufactures and sells mil-spec and ruggedized printers and ruggedized computers and workstations for use in U.S. DoD applications. Products sold by the Company into the DoD markets can be categorized into two basic groups: military printers and ruggedized computers. For the year ended October 29, 1995, approximately 79% of the Company's revenues were derived from DoD business and included contractors with U.S. government contracts as well as the DoD itself.

  Mil-spec products are designed specifically for military requirements and must meet stringent requirements for operation in adverse environments, such as shock, vibration, extreme temperatures and nuclear radiation. As such, these products are more reliable and significantly more expensive than ruggedized or commercial products. At the other end of the spectrum, commercial products, as the name implies, are designed principally for commercial applications, but in some cases are suitable for military use. These products are generally significantly less expensive than mil-spec products. In a broad intermediate category are ruggedized products, which generally have been configured to operate in adverse environments but do not meet full mil-spec requirements.

  Military Printers. The Company manufactures a broad range of printers which are categorized as either mil-spec or ruggedized. These printers utilize thermal printing or impact printing technologies. The Company's printers are purchased and utilized by companies and organizations which manufacture, sell or use data processing or data communications systems that require "hard copy" printouts and into which the Company's products are incorporated. The Company's military printers have greater reliability than conventional commercial printers and are designed for use in severe environmental applications. The design and component selection allow the Company's printers to withstand dirt and grime, corrosion, droppage, bullets, moisture, extremes in hot and cold temperature, and in some cases, nuclear radiation. In connection with U.S. Government military peripheral standardization programs, the DoD has approved and assigned nomenclature (military identification) to standard computer peripherals for its defense systems. Several of the Company's mil-spec printers have been included in this standardization program enabling the armed services to select the Company's printers for new systems without incurring the expense of developing new printer documentation for each system. The Company believes that the inclusion of the Company's mil-spec printers in this standardization program influenced the selection of the Company's printers for several defense programs.

  The Company's high-resolution thermal printers utilize a thermal direct imaging method of printing. In the past, printers utilizing the thermal printing process generally could not meet the specifications required in certain rigorous environments. Due to technological improvements, thermal printers can now be built to meet the specifications required for more adverse environments while providing inherent quiet, reliable printing operation. The Company has also developed a low-cost impact printer, targeted at the low end of the environmentally severe market. This low-cost "ruggedized" product utilizes industrial (high-reliability, military rated) components, encased in a rugged case to withstand moderately severe environments.

  The Company's highest sales volume thermal printer is the DmC 1600 military printer/plotter. The DmC(R) 1600's are used for the U.S. Navy's Tactical Flag Command Center ("TFCC"). The TFCC System provides the hard copy data utilized by the Fleet Commander when tactical decisions are required during crisis situations. The TFCC system is presently proposed for most of the Navy's nuclear super aircraft carriers, battleships and cruisers. In addition, DmC 1600's are used for the U.S. Navy standard display consoles that are utilized on virtually every fighting ship in the fleet. The DmC 1600 is qualified for the Navy's rigorous environmental standards. Special versions of the DmC 1600 thermal printer have been selected for the U.S. Army REGENCY NET secure communications systems, the U.S. Navy's on-board anti-submarine warfare training program, and the MILSTAR Communication Satellite Program, the DoD's global communications system.

  The Company has completed initial deliveries of a number of high-resolution color printer/plotters, the DmC Series 1900, to the U.S. Navy. This product line utilizes the thermal transfer process to produce high-resolution, full color images on plain paper. The thermal transfer technology used with respect to the DmC Series 1900 differs from the direct imaging thermal process in that it uses plain paper and a multi-colored ribbon instead of direct imaging paper. These products provide between 40,000 and 90,000 pixels (picture elements) per square inch and up to 16,000,000 colors, shades or tones. This printer has been selected by the U.S. Navy for utilization within a number of Aegis subsystems. The military color printer market has been slow to develop, however, due to cost considerations. The Company believes that the demand for military color printers will increase if acquisition and operation costs are reduced.

  Ruggedized Computers. In August 1993, the Company consummated the acquisition of Rugged Digital Systems. See Note 2 of Notes to Financial Statements. The Rugged Digital business is now operated as a part of the Defense Business Unit of the Company. The Rugged Digital division combines environmental and mechanical engineering technology with computer technology to produce products that perform identically to commercial counterparts, but are able to operate in adverse environments. Rugged Digital offers ruggedized versions of computer devices and peripherals encased in shock, vibration and temperature resistant housing, for products of equipment manufacturers such as Digital Equipment Corporation, Hewlett-Packard Company, Silicon Graphics Inc., Sun Microsystems Inc. and Cray Research. This process often requires the Rugged Digital division to design and manufacture cases, controls, backplanes and power supplies. Rugged Digital's products require much shorter development and testing periods than mil-spec products. As such, Rugged Digital's products allow the military to deploy rapidly state-of-the-art computer technology at a price greatly reduced from full mil-spec systems. These timing and price factors are responsive to current U.S. military procurement trends.

  A substantial portion of Rugged Digital's total revenue for the past three years has been derived from an ongoing contractual effort with Lockheed Corporation to provide several suites of superminicomputers and workstations for the MILSTAR Program.

  In addition, the Company's Rugged Digital division has been bidding ruggedized workstations to the international marketplace. To date, the Rugged Digital division has sold workstations to Kawasaki Heavy Industries of Japan for the Japanese P-3 maritime patrol aircraft and to Thomson CSF of France. Other significant bids have been made to potential customers in Italy (Alenia), Israel (Elbit) and Korea (Goldstar). Results of these bidding efforts should be known in 1996. There can be no assurance, however, that the Rugged Digital division will receive any such additional orders.

  International Military. The Company believes that international markets offer promising growth opportunities for the Company's high-end monochrome and color printers and ruggedized computers and workstations. While the U.S. military has been experiencing decreased funding over the past several years, certain other countries, principally in the Pacific Rim, have been increasing their participation in and spending for their own defense. In order to address this market, the Company has contracted with sales representatives for numerous foreign markets, including Italy, the United Kingdom, Israel, Spain, France, Australia, New Zealand, South Korea, Taiwan, Sweden and Norway. The Company also actively seeks selected opportunities to present its products at international military trade shows in order to increase its general international presence and to allow potential customers to formulate new program requirements based on the Company's products.

  Distribution and Sales. The Company distributes its defense products directly through both domestic and international sales forces. The Company employs its own direct sales force selling within North America, which is supported in certain regions by independent, commission-only sales representatives. The Company's international sales efforts are coordinated by its director of international sales, who supervises 12 independent, commission-only sales representatives in various countries throughout the world, each covering specified territories.

  In addition, the Company has sought to distribute its defense products through teaming agreements with other companies. The Company has arranged with Cray Research for Cray's sales personnel to sell the Company's ruggedized Cray computers, and has participated as a sub-contractor to GTE (the prime contractor) in the U.S. Army's Omnibus Common Hardware Systems-II Program, a multi-year program for computer peripheral hardware.

SIGNIFICANT CUSTOMERS AND MATTERS CONCERNING DOD BUSINESS

  Most of the customers for the Company's DoD products are prime contractors under programs funded by the U.S. DoD and the DoD itself. For the fiscal years ended October 29, 1995, October 30, 1994, and October 31, 1993, direct and indirect DoD business represented approximately 79%, 85% and 69% respectively, of the Company's revenues. Since the Company's products are intended to function as subsystems, they are sold to customers which manufacture, sell or use data processing or data communication systems which involve a processing, printing, recording or data entry function for which the Company's products are suited. While the Company may be a subcontractor on a government program with an aggregate budget of billions of dollars extending over as much as a ten-year period, the Company's share of the budget for any major program is relatively small.

  In the fiscal year ended October 29, 1995, the Company's five largest customers in sales, DoD (14.3%), Computing Devices Canada (11.5%), Rockwell International (8.8%), Martin Marrieta (8.7%) and E-Systems (8.4%) , accounted for an aggregate of 51.7% of total Company sales. The loss of any one of these customers could have a material adverse impact on the results of operations and financial condition of the Company.

  In the fiscal year ended October 30, 1994, the Company's five largest customers in sales, Lockheed (21.5%), Raytheon Company (13.5%), Rockwell International (10.7%), Martin Marietta (10.2%) and the DoD (6.8%), accounted for an aggregate of 62.7% of total Company sales.

  In the fiscal year ended October 31, 1993, the Company's five largest customers in sales, Lockheed (18.4%), Loral (14.0%), McDonnell Douglas (11.6%), the DoD (11.0%) and Martin Marietta (8.6%), accounted for an aggregate of 63.6% of total Company sales.

  Companies which are engaged primarily in supplying equipment and services, directly or indirectly, to the United States Government, are subject to special risks including dependence on government appropriations, termination without cause, contract renegotiation and competition for the available DoD business. Over the past several years, the Company has been significantly impacted by market changes in the DoD. DoD budget forecasts indicate that overall funding will continue to decrease for the foreseeable future, and the Company anticipates that the results of its military business operations will continue to be adversely affected by such decreases.

  The Company's DoD-related contracts provide for the right to audit the Company's cost records and are subject to regulations providing for contract price reductions if defective cost or pricing information was provided by the company. Management does not believe that it has any material exposure of this sort on any such contracts. Accordingly, no provisions have been made in the Company's accounts in connection with defective pricing regulation.

CERTAIN MARKET CONSIDERATIONS

  The markets served by the Company, particularly the commercial color printer market, are characterized by rapid technological advances, downward price pressure in the marketplace as technologies mature, changes in customer requirements and frequent new product introductions and enhancements. The Company's business requires substantial ongoing research and development efforts and expenditures, and its future success will depend on its ability to enhance its current products, reduce product costs and develop and introduce new products that keep pace with technological developments in response to evolving customer requirements. The Company's failure to anticipate or respond adequately to technological development or introduction could result in a loss of anticipated future revenues and impair the Company's competitiveness.

SERVICE

  In the commercial business area, the Company's strategy is to use third parties to provide field service and support. On May 11, 1995, the Company entered into an exclusive agreement with IBM Corporation to provide field service for the CYMax series high-speed color digital printers under maintenance contracts between the Company and its non-OEM or reseller customers. The agreement contains customary termination and renewal provisions. In addition, A.B.Dick has the right under its agreement with the Company to provide service and support for high-speed color digital printers sold under its label. The Company currently anticipates that A.B.Dick will offer to provide field service and support to A.B.Dick's customers. Likewise, a number of Datametrics' distributors and OEMs may elect to provide field service and support to their customers.

  Pursuant to maintenance agreements, repair orders or warranty provisions, the Company generally services its military printers with its own employees at its facilities. In-house, non-warranty repairs and maintenance service provided 5.7% of the Company's sales in fiscal 1995. For both military and commercial products, the Company's standard warranty period is 90 days, although longer warranty periods are available at customer request for an additional charge.

  Sales of spare parts for the Company's products amounted to 16.1% of fiscal 1995 revenue. The Company also sells documentation, such as handbooks, operational manuals, schematics and other technical data to assist its customers in maintaining their own equipment.

BACKLOG

  The Company's backlog of funded orders not yet recognized as revenue at October 31, 1993, October 30, 1994, and October 29, 1995 was approximately $7,793,000, $10,400,000 and $9,190,000 respectively. Approximately 90% of the
October 29, 1995 backlog is expected to be delivered during the fiscal year ending October 27, 1996.

  Approximately 75% of the Company's backlog consists of orders which are subject to termination at the convenience of the customer at any time. In the event of such a termination, the Company is entitled to receive reimbursement for its costs and, as long as the contract would have been profitable, negotiated profit. Other than a contract with McDonnell Douglas for NASA's Space Station Freedom, in recent years the Company has experienced no significant terminations prior to completion of orders.

SOURCES OF SUPPLY

  The Company currently relies to a substantial extent on sole suppliers to manufacture several key components for use in the CYMax series of high-speed color digital printers, including controllers, print heads and color printer ribbons. The Company is currently engaged in negotiations with other manufacturers for alternate sources of supply of printheads and color printer ribbons. There can be no assurance, however, that any agreements with such alternate supply sources will be signed or, if so, when. The Company's reliance on sole suppliers for key components involves several risks, including a potential inability to obtain an alternate supply of required components and supplies, and reduced control over pricing and the timing of delivery of the CYMax series high-speed color digital printers. Because the manufacture of certain of these components, including controllers, print heads and color printer ribbons, is specialized and requires long lead times, there can be no assurance that delays in the ability to timely complete production orders will not be caused by vendors. Any inability to obtain adequate deliveries, or any other circumstance that would require the Company to seek alternative sources of supply or to manufacture such components internally, could delay shipment of the Company's products, increase its cost of goods sold and have a material adverse effect on the Company's business, financial condition and results of operations.

  In the military business area, the Company is generally not dependent upon any one supplier for any raw material or component which it purchases, and there are available alternative sources for such raw materials and components. The Company is currently dependent, however, on certain OEM suppliers for components used in its rugged computer devices and peripherals. The Company has year to year renewable supply agreements with suppliers which have been renewed in prior years. In the event any of these contracts are not renewed, however, the Company's business would be materially and adversely impacted because the Company would have to purchase similar components upon substantially less favorable terms and conditions.

COMPETITION

  The Company competes in each of its target markets against other companies, many of which have substantially greater name recognition and financial, technical, marketing, distribution and other resources than the Company. The principal competitive factors in the commercial markets in which the Company participates are image quality, product performance and price.

  Competition in color printing markets is intense, based on product performance (principally image quality and print speed) and price. The market is addressed by numerous companies with various technologies, each with certain advantages and disadvantages in terms of image quality, print speed and price. The Company believes that its CTI technology currently has a print speed advantage over competitive products and, therefore, is well-suited to high-volume color printing/plotting. The color printing market is characterized, however, by rapid technological advances and downward price pressure as competing technologies mature. The Company's principal competitors in the commercial markets include Canon, Xerox, Minolta, Ricoh, Xeikon and Indigo. Most of the Company's competitors have substantially greater financial and technical resources than the Company. In addition, competitors in the commercial color printer market are rapidly improving the quality and price of their current printers. If one or more of the Company's competitors were to introduce a printer with a significantly enhanced combination of image quality, speed and price characteristics before the Company introduced its printer, such introduction could have a material adverse effect on the Company's ability to market a printer into such markets. If such a competitor's product introduction occurred after the Company had a printer on the market, such product introduction could also have a material adverse effect on the success of the Company's printer in such markets.

  In domestic and international defense markets, the Company's principal competitors are North Atlantic Industries, Inc. and Aydin. In addition, many airborne electronic data processing and communications prime contractors have the capability of manufacturing military and airborne products, and several such companies do presently manufacture products performing functions similar to the Company's products. In almost all cases, these companies have substantially greater financial and technological resources than the Company. In certain applications, the Company's printers are higher in price than those of its competitors, and many of its competitors have more experience in the markets for lower-cost military printers than the Company. Management believes, however, that the Company's printers usually perform at higher speed and with greater reliability in extreme environments.

INTELLECTUAL PROPERTY RIGHTS

  It is the Company's policy to obtain appropriate proprietary rights protection for any potentially significant new technology acquired or developed by the Company. The Company has trademark registrations covering its "DmC(R)" logo, LAURA(R) (the designation for the Company's high-speed color printer/plotter) and CYMax(R) (the designation for the Company's latest generation high-speed color digital printer targeted at the short-run production printing market). The Company has been granted two U.S. patents and has over 23 U.S. patent applications pending relating to its high-speed color digital printer. These two patents plus the additional patent applications also have been filed in certain targeted countries covered under the Patent Cooperation Treaty and in Israel. There can be no assurance, however, that any patents will be granted pursuant to these various applications in the U.S. and abroad.

  In addition, the Company relies on copyright and trade secret laws to protect its proprietary rights. The Company attempts to protect its trade secrets and other proprietary information through agreements with customers and suppliers, proprietary information agreements with the Company's employees and consultants and other similar measures. Despite these precautions, it may be possible for unauthorized third parties to copy certain portions of the Company's products or to "reverse engineer" or otherwise obtain and use to the Company's detriment information that the Company regards as proprietary. Moreover, the laws of some foreign countries do not afford the same protection to the Company's proprietary rights as do U.S. laws. There can be no assurance, therefore, that any of these protections will be adequate or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technologies.

  While management believes that the Company's trademarks, patents, patent applications, and other proprietary know-how have significant value, changing technology makes the Company's future success dependent principally upon its employees' technical competence and creative skills for continuing innovation.

RESEARCH AND DEVELOPMENT ACTIVITIES

  The Company is involved in both Company-sponsored and customer-sponsored research and development. In the latter case, customers contract directly for such activities. The customer-sponsored research and development primarily consists of non-recurring engineering costs relating to production contracts. In addition to design technology, this non-recurring engineering includes development of maintenance and operator manuals, drawings, reliability and maintainability analysis, technical design audits and data required to support field repairs. Such costs do not qualify as research and development costs as defined by Financial Accounting Standards Board Statement No. 2, and accordingly, have not been disclosed as such in the Company's financial statements.

  The Company expended approximately $1,951,000, $2,297,000 and $6,151,000 on research and development during the fiscal years ended October 31, 1993, October 30, 1994 and October 29, 1995, respectively. The research and development expenses incurred in fiscal 1993 through fiscal 1995 related to product development for a high-speed color digital printer and a low-cost rugged black and white printer, as well as enhancements to existing products. Research and development expenses relating to the Company's high-speed color digital printer were primarily for the development of the CYMax printer and ongoing image quality improvements.

EMPLOYEES

  As of October 29, 1995, the Company employed approximately 176 persons on a full-time basis. None of the Company's employees is represented by a union or is subject to a collective bargaining agreement. The Company believes that its relations with its employees are excellent.

OTHER MATTERS

  The business of the Company is not seasonal.

  The Company's manufacturing operations are subject to various federal, state and local laws, including those restricting or regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment. The Company is not involved in any pending or threatened proceedings which would require curtailment of, or otherwise restrict, its operations because of such regulations, and compliance with applicable environmental laws has not had a material effect upon the capital expenditures, financial condition or results of operations of the Company.

  Certain information concerning the Company's business is included under "Management's Discussion and Analysis of Financial Condition and Results of Operations," set forth in Item 5 of this Report, which information is incorporated herein by reference.

ITEM 2. PROPERTIES.

  The majority of the Company's operations are conducted from a 65,000 square foot facility in Woodland Hills, California. The facility lease provides for a ten-year term through July 2004, with options for the Company to terminate the lease after eight years and to extend the lease for an additional five years. An additional 10,000 square foot facility, also located in Woodland Hills, California, is being used for the assembly and final test of the Company's CYMax printers. This facility lease expires on August 31, 1996 but provides for four three-month lease extensions, through August 31, 1997. Management believes that these facilities are suitable and adequate for the Company's current needs.

ITEM 3. LEGAL PROCEEDINGS.

  There are no material legal proceedings against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  None.

                       EXECUTIVE OFFICERS OF THE COMPANY

  The following table sets forth certain information concerning the executive officers of the Company as of December 15, 1995.

        NAME        AGE                        POSITIONS
        ----        ---                        ---------
 Garland S. White    67 Chairman of the Board of Directors since March 10,
                        1986; Director for more than the last five years. Mr.
                        White is also the President of GW Products Management,
                        a sole proprietorship founded in 1990.
 Sidney E. Wing      64 President, Chief Executive Officer and Director since
                        September 6, 1988.
 John J. Van Buren   51 Senior Vice President, Chief Financial Officer and
                        Treasurer since April 10, 1989.
 Gerald A. Horowitz  60 Senior Vice President since August 20, 1990; Vice
                        President of Business Development from March 27, 1990
                        to August 19, 1990; and Division Vice President, System
                        Integration Division at Ultrasystem Space and Defense
                        for more than three years prior to that time.
 Carl C. Stella      57 Senior Vice President since August 20, 1990; Vice
                        President from October 26, 1987 to August 19, 1990.
 Ronald N. Iversen   47 Vice President of Commercial Products Unit since August
                        1993; founder and President of Nugen Distribution
                        International from April 1991 to August 1993; and from
                        February 1984 to March 1991, a number of different
                        positions at Dataproducts Corporation, including Vice
                        President, Marketing and Vice President, General
                        Manager of the Laser Printer Division.
 Kenneth S. Polak    40 Secretary since December 11, 1990; Controller since
                        July 1, 1990; Director of Financial Analysis since May
                        8, 1989.

  No family relationship exists between any of the individuals named above. There were no arrangements or understandings between any officer and any other person pursuant to which he was selected an officer.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER
MATTERS.

  Datametrics Corporation's common stock has been listed on the American Stock Exchange (Symbol DC) since July 26, 1988. Certain high and low transaction prices for the Company's common stock as reported by the American Stock Exchange are set forth in the following table.

      FISCAL 1995                                               HIGH      LOW
      -----------                                             --------- --------
      1st quarter............................................ $ 6 3/8   $3 3/4
      2nd quarter............................................   9 1/4    5 1/8
      3rd quarter............................................  10 5/8    7 13/16
      4th quarter............................................  11 3/4    7 1/8
      FISCAL 1994                                               HIGH      LOW
      -----------                                             --------- --------
      1st quarter............................................ $ 4 1/8   $2 9/16
      2nd quarter............................................   3 1/4    2 3/8
      3rd quarter............................................   3 13/16  2 9/16
      4th quarter............................................   5 1/4    3 7/16

  There were approximately 831 stockholders of record as of October 29, 1995.

  No cash dividends have been paid to common stockholders since the Company was founded.

ITEM 6. SELECTED FINANCIAL DATA.

                 FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA

                                             FISCAL YEARS ENDED
                         -----------------------------------------------------------
                         OCTOBER 29, OCTOBER 30, OCTOBER 31, OCTOBER 25, OCTOBER 27,
                            1995        1994        1993        1992        1991
                         ----------- ----------- ----------- ----------- -----------
                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
Summary of Operations:
  Sales.................   $18,956     $25,211     $23,984     $22,358     $21,017
  Income (loss) before
   cumulative effect of
   change in accounting
   principle............    (9,213)         31         545       1,337         675
  Net income (loss).....    (9,213)         31       1,483       1,337         675
  Net income (loss) per
   share:
    Primary.............     (0.84)        --         0.26        0.30        0.13
    Fully diluted.......     (0.84)        --         0.23        0.22        0.12
  Weighted average
   number of shares
   outstanding:
    Primary.............    11,020       9,067       5,458       3,769       3,664
    Fully diluted.......    11,020       9,067       6,404       5,946       5,864
Other data:
  Total assets..........    27,471      19,886      16,460       9,626      11,502
  Long-term obligations
   due after one year...       919       1,134       1,433         457         731
  Stockholders' equity..   $21,939     $13,661     $ 8,470     $ 5,725     $ 4,561

  The Company paid cash dividends to preferred stockholders in 1993, 1992 and 1991. The Company recorded a one-time cumulative benefit of $938,000 related to the adoption of SFAS No. 109 for the year ended October 31, 1993.

  During March and April 1994, the Company sold 2,300,000 shares of common stock in a public offering. The net proceeds were approximately $5,138,000. During June 1995 the Company sold 2,300,000 shares of common stock in a public offering. The net proceeds were approximately $16,555,000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                            DATAMETRICS CORPORATION

RESULTS OF OPERATIONS

 Fiscal Year 1995 Compared With Fiscal Year 1994

  Sales for the year ended October 29, 1995 were $18,956,000, a decrease of $6,255,000, or 24.8%, compared with sales of $25,211,000 in the prior year. Sales from printer and workstation contracts relating to the MILSTAR program, which was completed during fiscal 1995, declined $8,320,000 while other defense-related workstation sales increased $1,868,000, other defense-related printer sales increased $156,000 and sales to other customers increased $41,000.

  Gross profit for fiscal 1995 was $2,628,000 (13.9% of sales), a decrease of $5,678,000, or 68.4%, compared with $8,306,000 (32.9% of sales) for the prior year. Gross profit as a percentage of sales was impacted by the Company's product mix shifting to lower-margin ruggedized products from higher margin full mil-spec products and start-up expenses related to the commercial business unit.

  Research and development ("R&D") expenses were $6,151,000 for fiscal year 1995, an increase of $3,854,000, or 167.8%, compared with $2,297,000 for fiscal 1994. Approximately 80% of the fiscal 1995 R&D expenditures related to the development of the Company's high-speed color digital printer.

  Selling, general and administrative expenses for fiscal 1995 were $6,068,000 (32% of sales) compared with $6,254,000 (24.8% of sales) for the prior year. The decrease was due to lower military sales and marketing expenses, consisting primarily of reduced commissions and payroll, partially offset by increased expenses associated with marketing the Company's high-speed color digital printer.

  Net interest income amounted to $96,000 for the year ended October 29, 1995 compared with net interest income of $2,000 for fiscal 1994. This change in interest income is due to increased investment income on the proceeds of the Company's June 1995 common stock offering.

  Net loss for the year ended October 29, 1995 amounted to $9,213,000 compared with net income of $31,000 for the prior year. This decrease of $9,244,000 was attributable to a decrease in gross profit of $5,678,000, an increase in R&D expenses of $3,854,000, a decrease in selling, general and administrative costs of $186,000, an increase in net interest income of $94,000, an increase of $11,000 of amortization of excess of acquired net assets over cost, and an increase in taxes of $3,000.

  Management has determined that, based on the Company's expected future earnings from recurring operations, the Company will more likely than not recognize the $282,000 of net deferred tax assets at October 29, 1995. Ultimate recognition of these tax assets is dependent, to some extent, on future revenue levels and margins. It is the intention of management to assess the appropriate level for the valuation allowance each quarter.

  The contract process in which products are offered for sale is generally set before costs are incurred, and prices are based on estimates of the costs, which include the anticipated impact of inflation.

  The Company's backlog of funded orders not recognized as sales decreased from $10,459,000 at October 30, 1994 to $9,190,000 at October 29, 1995.

RESULTS OF OPERATIONS

 Fiscal Year 1994 Compared With Fiscal Year 1993

  Sales for the year ended October 30, 1994 were $25,211,000, an increase of $1,227,000, or 5%, compared with sales of $23,984,000 in the prior year. In fiscal 1994, decreases in non-military-related sales of $1,163,000 and international military printer sales of $1,363,000 were offset by increases in printer and keyboard sales related to the U.S. Department of Defense of $341,000 and ruggedized computer and computer workstation sales of $6,618,000, reflecting twelve months' results of such sales compared to only three months in 1993. In addition, in fiscal 1994, the Company only recognized $233,000 in sales (0.9% of total Company sales) compared to $2,780,000 (11.6% of Company sales) in fiscal 1993 from contracts for printers and keyboards for NASA's Space Station Freedom. In November 1993, the Company's contract was terminated for convenience by McDonnell Douglas Corporation for reasons totally unrelated to the Company's product.

  Gross profit for fiscal 1994 was $8,306,000 (32.9% of sales), a decrease of $55,000, or 0.7%, compared with $8,361,000 (34.9% of sales) for the prior year. Gross profit as a percent of sales decreased 0.8 percentage points in fiscal 1994 due to a change in product mix. The remaining 1.2 percentage point gross profit decrease was due to a cost overrun on a contract for a new black-and-white military printer.

  Research and development expenses were $2,297,000 for fiscal year 1994 compared with $1,951,000 for the prior year. This increase was due to an accelerated development schedule for the Company's high-speed color printer technology in order to shorten time-to-market. The research and development expenses incurred in 1994 related to development of a high-speed commercial color printer technology and product enhancements, lower-cost black-and-white printers and ruggedization of newer-model workstations. The research and development expenses incurred in fiscal 1993 related to development of a high-speed commercial color printer technology, product enhancements and lower-cost black-and-white printers.

  Selling, general and administrative expenses for fiscal 1994 were $6,254,000 (24.8% of sales) compared with $5,547,000 (23.1% of sales) for the prior year. The increase was due to increased expenses associated with marketing the Company's color printer technology.

  Net interest income amounted to $2,000 for the year ended October 30, 1994 compared with net interest expense of $65,000 for fiscal 1993. This change in interest expense was due to decreased borrowings and investment income on the proceeds of the Company's common stock offering in 1994.

  Net income for the fiscal year ended October 30, 1994 amounted to $31,000 compared with $1,483,000 for the prior year. This decrease of $1,452,000 was attributable to a decrease in gross profit of $55,000, an increase in research and development costs of $346,000, an increase in selling, general and administrative costs of $707,000, and a change in accounting principle in fiscal 1993 resulting in a $938,000 gain. These amounts were partially offset by a decrease in interest expense of $67,000, an increase in amortization of excess of acquired net assets over cost of $205,000, and a decrease in income tax expense of $322,000.

LIQUIDITY AND CAPITAL RESOURCES

  In June 1995 the Company received $535,000 from the exercise of 170,000 warrants by Cruttenden Roth Inc. and net proceeds of $16,555,000 from a public offering of 2,300,000 shares of common stock. The Company is using the net proceeds for the continued development, manufacture and marketing of products based upon its high-speed color printer technology.

  The Company has a revolving line of credit agreement (the "Credit Agreement") with a bank. The advance rate is eighty percent (80%) of eligible accounts receivable, plus eighty percent (80%) of eligible progress billings receivable, to a maximum of the progress billings receivable sublimit, which will not exceed the lesser of ten percent (10%) of eligible receivables or $500,000. The lending facility is capped at $7,000,000 and expires on March 4, 1996. The interest rate is prime plus .25%. The loan is secured by substantially all the Company's assets. There was no outstanding balance at October 29, 1995.

  The Credit Agreement requires the Company to maintain certain financial ratios and restricts or limits the Company's ability to (i) create certain liens, (ii) convey, transfer or sell assets out of the ordinary course of business, (iii) make capital expenditures, (iv) incur additional indebtedness,
(v) redeem or repurchase any class
of stock, and (vi) pay dividends on its preferred or common stock. The Company is in compliance with all the provisions.

  The Company's working capital and current ratios at the end of fiscal years 1995, 1994 and 1993 were $19,252,000, $12,361,000 and $8,708,000 and 5.4, 3.7 and 2.6, respectively. The improvement in financial position over these periods is the result of the Company's public offerings during 1994 and 1995.

  Management believes that the Company must purchase approximately $1,800,000 of capital equipment (including capitalized leases) during fiscal 1996. The Company's other principal commitments for fiscal 1996 are lease obligations for the Company's facility, payment for untendered Series B Preferred Stock, equipment lease and loan payments, and interest due on bank borrowings.

  Due to the Company's significant level of research and development costs and reduced sales and margins in its military business, the Company has experienced negative cash flow from operations of $7,532,000 during fiscal 1995. This negative cash flow from operations is expected to continue for the first half of fiscal 1996. Negative cash flow from operations is also expected in the second half of fiscal 1996 due to increased working capital needs resulting from planned growth in the Company's commercial business.

  Management expects to finance the capital expenditure requirements and other commitments from the bank line of credit, capital leases, capital loans and from working capital.

BUSINESS ENVIRONMENT

  As part of its diversification strategy, the Company has continued to invest substantial resources in developing its commercial business. Results for the first half of 1996 are expected to be impacted by continued heavy investment in the Company's CYMax commercial color printer program, during which time the Company expects to ramp up production.

  Companies engaged in supplying equipment and services to U.S. government defense programs are subject to special risks including dependence on government appropriations, contract termination without cause, contract renegotiation, and the intense competition for the available defense business. Over the past several years, the Company has been significantly impacted by market changes in the DoD. DoD budget forecasts indicate that overall funding will continue to decrease for the foreseeable future, and the Company anticipates that the results of its military business operations will continue to be adversely affected by such decreases.

  Because of the foregoing, as well as other factors affecting the Company's operating results, past financial performance should not be considered a reliable indicator of future performance.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  Financial Statements and Supplementary Data filed as part of this Report are included on pages F2--F15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  Not Applicable

                                   PART III

  The information required to be set forth herein, Item 10, "Directors and Executive Officers of the Registrant," Item 11, "Executive Compensation," Item 12, "Security Ownership of Certain Beneficial Owners and Management," and Item 13, "Certain Relationships and Related Transactions," except for a list of the Executive Officers which is provided in Part I of this Report, will be included in a definitive Proxy Statement pursuant to Regulation 14A, which is incorporated herein by reference. It is anticipated that copies of such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended October 29, 1995.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a) 1. Financial Statements

    The Financial Statements listed in the accompanying Index to Financial Statements and Financial Statement Schedule on page F-1 hereof are filed as part of this Report.

    2. Financial Statement Schedules

    The Financial Statement Schedule listed in the accompanying Index to Financial Statements and Financial Statement Schedule on page F-1 hereof is filed as part of this Report.

    3. Exhibits

    The Exhibits listed in the accompanying Exhibit Index on pages E-1 through E-2 hereof are filed as part of this Report.

  (b) Reports on Form 8-K:

  None.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Woodland Hills, State of California, on the 22nd day of January, 1996.

                                          Datametrics Corporation
                                          (Registrant)

                                          /s/ Sidney E. Wing
                                          -------------------------
                                          Sidney E. Wing, President,
                                          Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----
       /s/ Garland S. White
------------------------------------                                January 22, 1996
          Garland S. White           Chairman of the Board

       /s/ Sidney E. Wing
------------------------------------                                January 22, 1996
           Sidney E. Wing            President and Chief
                                      Executive Officer; Director
                                      (Principal Executive
                                      Officer)

      /s/ John J. Van Buren
------------------------------------                                January 22, 1996
         John J. Van Buren           Senior Vice President, Chief
                                      Financial Officer and
                                      Treasurer (Principal
                                      Financial and Accounting
                                      Officer)

       /s/ Dann V. Angeloff
------------------------------------                                January 22, 1996
          Dann V. Angeloff           Director

      /s/ Richard A. Foster
------------------------------------                                January 22, 1996
         Richard A. Foster           Director

       /s/ Burton L. Kaplan
------------------------------------                                January 22, 1996
          Burton L. Kaplan           Director

     /s/ Richard W. Muchmore
------------------------------------                                January 22, 1996
        Richard W. Muchmore          Director

      /s/ Kenneth K. Zeiger
------------------------------------                                January 22, 1996
         Kenneth K. Zeiger           Director

                       INDEX TO FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULE

                                   FORM 10-K

FINANCIAL STATEMENTS

   Report of Ernst & Young LLP, Independent Auditors..................      F-2
   Balance Sheets as of October 29, 1995 and October 30, 1994.........      F-3
   Statements of Operations for the years ended October 29, 1995,
    October 30, 1994
    and October 31, 1993..............................................      F-4
   Statements of Stockholders' Equity for the years ended October 29,
    1995,
    October 30, 1994, October 31, 1993, and October 25, 1992..........      F-5
   Statements of Cash Flows for the years ended October 29, 1995,
    October 30, 1994,
    and October 31, 1993..............................................      F-6
   Notes to Financial Statements...................................... F-7-F-14

FINANCIAL STATEMENT SCHEDULE

   II -- Valuation and Qualifying Accounts............................     F-15

  All other schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Financial Statements and related notes.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Datametrics Corporation

  We have audited the accompanying balance sheets of Datametrics Corporation as of October 29, 1995 and October 30, 1994, and the related statements of operations, stockholders' equity, and cash flows for each of the three fiscal years in the period ended October 29, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Datametrics Corporation at October 29, 1995 and October 30, 1994 and the results of its operations and its cash flows for each of the three fiscal years in the period ended October 29, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

  As discussed in Note 5 to the financial statements, effective October 26, 1992, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

                                          Enrst & Young LLP

Woodland Hills, California
December 8, 1995

                            DATAMETRICS CORPORATION

                                 BALANCE SHEETS

                                                        OCTOBER 29, OCTOBER 30,
                                                           1995        1994
                                                        ----------- -----------
                                                         (IN THOUSANDS, EXCEPT
                                                            FOR SHARE DATA)
                        ASSETS
                        ------
Current Assets:
  Cash and cash equivalents............................  $  9,601     $   988
  Accounts receivable..................................     6,578       8,730
  Inventory............................................     6,647       6,038
  Income taxes receivable..............................       145         325
  Prepaid expenses.....................................       442         267
  Deferred tax asset...................................       223         571
                                                         --------     -------
    Total current assets...............................    23,636      16,919
                                                         --------     -------
Property and Equipment, at Cost:
  Machinery and equipment..............................     4,160       3,710
  Furniture, fixtures & computer equipment.............     2,549       2,172
  Leasehold improvements...............................       449         363
                                                         --------     -------
                                                            7,158       6,245
  Accumulated depreciation and amortization............    (4,205)     (3,970)
                                                         --------     -------
    Net property and equipment.........................     2,953       2,275
Deferred Tax Asset.....................................        59         --
Other Assets...........................................       823         692
                                                         --------     -------
                                                         $ 27,471     $19,886
                                                         ========     =======
         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------
Current Liabilities:
  Accounts payable.....................................  $  2,111     $ 1,917
  Note payable to bank.................................       --          600
  Accrued commissions and payroll......................       817         845
  Accrued warranty.....................................       125         182
  Other accrued liabilities............................       335         368
  Advance payments and progress payments on contracts..        14         538
  Redeemed Series B Preferred Stock Payable............       470         --
  Current portion of capital lease obligations and
   long-term debt......................................       512         108
                                                         --------     -------
    Total current liabilities..........................     4,384       4,558
Capital Lease Obligations..............................        79          32
Long-term Debt.........................................       609         --
Other Long-term Liabilities............................       231         150
Deferred Tax Liability.................................       --           12
Excess of Acquired Net Assets Over Cost................       229         533
Series B Redeemable Preferred Stock
  613,110 shares authorized, 0 shares issued and
   outstanding in 1995 (564,556 in 1994) (liquidation
   preference and redemption price $0 in 1995 and $988
   in 1994 )...........................................       --          940
Commitments and Contingencies
Stockholders' Equity:
  Common stock, $.01 par value--15,000,000 shares
   authorized,
   12,031,582 shares issued and outstanding in 1995
   (9,258,452 in 1994).................................       120          93
  Additional paid-in capital...........................    32,120      14,608
  Accumulated deficit..................................   (10,301)     (1,040)
                                                         --------     -------
    Total stockholders' equity.........................    21,939      13,661
                                                         --------     -------
                                                         $ 27,471     $19,886
                                                         ========     =======

                            See accompanying notes.

                            DATAMETRICS CORPORATION

                            STATEMENTS OF OPERATIONS

                                                    FISCAL YEARS ENDED
                                            -----------------------------------
                                            OCTOBER 29, OCTOBER 30, OCTOBER 31,
                                               1995        1994        1993
                                            ----------- ----------- -----------
                                              (IN THOUSANDS, EXCEPT PER SHARE
                                                           DATA)
Sales......................................   $18,956     $25,211     $23,984
  Cost of sales............................    16,328      16,905      15,623
                                              -------     -------     -------
  Gross profit.............................     2,628       8,306       8,361
Operating Expenses
  Research & development...................     6,151       2,297       1,951
  Selling, general & administrative........     6,068       6,254       5,547
                                              -------     -------     -------
                                               12,219       8,551       7,498
                                              -------     -------     -------
Income (loss) from operations..............    (9,591)       (245)        863
Interest income (expense), net.............        96           2         (65)
Amortization of excess of acquired net
 assets over cost..........................       304         293          88
                                              -------     -------     -------
  Income (loss) before provision for income
   taxes and cumulative effect of change in
   accounting principle....................    (9,191)         50         886
Provision for Income Taxes.................        22          19         341
                                              -------     -------     -------
  Income (loss) before cumulative effect of
   change in accounting principle..........    (9,213)         31         545
  Cumulative effect of change in accounting
   principle...............................       --          --          938
                                              -------     -------     -------
Net Income (Loss)..........................    (9,213)         31       1,483
  Preferred stock dividends and accretion..       (48)        (60)        (66)
                                              -------     -------     -------
      Net income (loss) applicable to
       common stockholders.................   $(9,261)    $   (29)    $ 1,417
                                              =======     =======     =======
Earnings per share of Common Stock:
  Primary:
    Income (loss) before cumulative effect
     of change in accounting principle.....   $ (0.84)     $  --      $  0.09
    Cumulative effect of change in
     accounting principle..................       --          --         0.17
                                              -------     -------     -------
      Net Income (Loss)....................   $ (0.84)     $  --      $  0.26
                                              =======     =======     =======
  Fully diluted:
    Income (loss) before cumulative effect
     of change in accounting principle.....   $ (0.84)    $   --      $  0.08
    Cumulative effect of change in
     accounting principle..................       --          --         0.15
                                              -------     -------     -------
      Net Income (Loss)....................   $ (0.84)    $   --      $  0.23
                                              =======     =======     =======
Weighted Average Number of Shares
 Outstanding
  Primary..................................    11,020       9,067       5,458
  Fully diluted............................    11,020       9,067       6,404

                            See accompanying notes.

                            DATAMETRICS CORPORATION

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                            SERIES A
                          PARTICIPATING
                           CONVERTIBLE
                         PREFERRED STOCK   COMMON STOCK
                         --------------- ----------------- ADDITIONAL                 TOTAL
                                           NUMBER           PAID-IN   ACCUMULATED STOCKHOLDERS'
                             AMOUNT      OF SHARES  AMOUNT  CAPITAL     DEFICIT      EQUITY
                         --------------- ---------- ------ ---------- ----------- -------------
                                           (IN THOUSANDS, EXCEPT SHARE DATA)
Balances at October 25,
 1992...................     $ 2,489      3,700,576  $ 37   $ 5,627    $  (2,428)    $ 5,725
Preferred stock
 dividends..............         --             --    --        --           (66)        (66)
Conversion of preferred
 stock..................      (2,489)     2,129,000    21     2,468          --          --
Issuance of common
 stock..................         --       1,067,346    11     1,317          --        1,328
Net income..............         --             --    --        --         1,483       1,483
                             -------     ----------  ----   -------    ---------     -------
Balances at October 31,
 1993...................         --       6,896,922    69     9,412       (1,011)      8,470
Preferred stock
 accretion..............         --             --    --        --           (60)        (60)
Issuance of common
 stock..................         --       2,361,530    24     5,196          --        5,220
Net income..............         --             --    --        --            31          31
                             -------     ----------  ----   -------    ---------     -------
Balances at October 30,
 1994...................         --       9,258,452    93    14,608       (1,040)     13,661
Preferred stock
 accretion..............         --             --    --        --           (48)        (48)
Issuance of common
 stock..................         --       2,773,130    27    17,512          --       17,539
Net loss................         --             --    --        --        (9,213)     (9,213)
                             -------     ----------  ----   -------    ---------     -------
Balances at October 29,
 1995...................     $   --      12,031,582  $120   $32,120    $(10,301)     $21,939
                             =======     ==========  ====   =======    =========     =======




                            See accompanying notes.

                            DATAMETRICS CORPORATION

                            STATEMENTS OF CASH FLOWS

     (IN THOUSANDS, EXCEPT PER SHARE DATA) (BRACKETS DENOTE CASH OUTFLOWS)

                                                     FISCAL YEARS ENDED
                                             -----------------------------------
                                             OCTOBER 29, OCTOBER 30, OCTOBER 31,
                                                1995        1994        1993
                                             ----------- ----------- -----------
Cash Flows from Operating Activities
  Net income (loss)........................    $(9,213)    $    31     $ 1,483
  Adjustments to reconcile net income
   (loss) to net cash provided by (used in)
   operating activities:
    Cumulative effect of change in
     accounting principle..................        --          --         (938)
    Amortization of excess of acquired net
     assets over cost......................       (304)       (293)        (88)
    Depreciation and amortization..........        970         552         680
    Loss (gain) on disposal of assets......        206          (6)         16
  Changes in assets and liabilities, net of
   effects from acquisition of Rugged
   Digital Systems, Inc. (RDS):
  Accounts receivable......................      2,152        (239)     (1,586)
  Inventory................................       (609)       (995)        189
  Prepaid expenses.........................       (175)       (214)        174
  Accounts payable.........................        194        (751)      1,436
  Accrued commissions and payroll..........        (28)       (234)       (143)
  Advance and progress payments from
   customers...............................       (524)        527        (216)
  Other accrued expenses...................        (33)         65        (152)
  Income taxes.............................        457        (325)       (291)
  Accrued warranty.........................        (57)        (90)        (50)
  Other....................................        (98)        180        (202)
                                               -------     -------     -------
Net cash provided by (used in) operating
 activities................................     (7,062)     (1,792)        312
Cash Flows from Investing Activities
  Capital expenditures for property and
   equipment...............................     (1,655)     (1,882)       (428)
  Cash received from acquisition of RDS,
   net.....................................        --          --          533
                                               -------     -------     -------
Net cash provided by (used in) investing
 activities................................     (1,655)     (1,882)        105
Cash flows from Financing Activities
  Borrowings on notes payable..............      1,950       4,100       8,150
  Payments on notes payable................     (2,550)     (4,650)     (7,460)
  Proceeds from the issuance of common
   stock...................................     17,539       5,220         100
  Borrowings on long-term debt.............      1,841         --          --
  Payments on long-term debt...............       (817)        (85)       (889)
  Payments on capital lease obligations....       (163)       (122)        (77)
  Redemption of Series B Preferred Stock...       (470)        --          --
  Cash dividends on preferred stock........        --          --         (114)
                                               -------     -------     -------
Net cash provided by (used in) financing
 activities................................     17,330       4,463        (290)
Net increase in cash and cash equivalents..      8,613         789         127
Cash and cash equivalents at beginning of
 the year..................................        988         199          72
                                               -------     -------     -------
Cash and Cash Equivalents at end of the
 year......................................    $ 9,601     $   988     $   199
                                               =======     =======     =======
Cash paid (received) during the year for:
  Interest, net............................    $    39     $    (1)    $    53
  Income taxes.............................       (435)       (186)        359
Noncash investing and financing activities:
  Accretion on preferred stock.............         48          60          15
  Conversion of preferred stock to common
   stock...................................        --          --        2,489
  Issuance of capital lease obligations....        199         --          266
  Issuance of 982,000 shares for
   acquisition of RDS......................        --          --        1,228
  Exchange of Series B Preferred Stock for
   subordinated debt of RDS................        --          --          950
  Series B Preferred Stock escrow
   settlement..............................        (33)        (85)        --

                            See accompanying notes.

                            DATAMETRICS CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT POLICIES

 Business

  Datametrics Corporation, a Delaware corporation ("the Company"), designs, develops, manufactures and sells high-speed, high-resolution, non-impact printer/plotters, and ruggedized computers, printers and workstations. The Company's fiscal year ends on the last Sunday of each October.

  On October 30, 1995, the Company formed two wholly-owned subsidiaries, Datametrics Technology Systems Corporation, consisting of the Company's defense business unit, and Datametrics Service Corporation, consisting of the maintenance business relating to the CYMax high-speed digital color printer.

 Basis of Presentation

  Certain prior year amounts have been reclassified to conform with the 1995 presentation.

 Revenue Recognition

  Revenues include both product sales and revenues applicable to long-term design and production contracts. A majority of revenues from product sales and long-term contracts are recorded as units are shipped. Revenues applicable to certain fixed-price, long-term contracts (principally design and development contracts) are recognized on the percentage-of-completion (cost-to-cost) method, whereby revenue is measured by relating costs incurred to total estimated costs. Sales under cost-reimbursement type contracts are recorded as costs are incurred. Applicable estimated profits are included in sales in the proportion that incurred costs bear to total estimated costs. Any anticipated losses on contracts are charged to income when identified.

  The Company provides an accrual for future warranty costs at the time of revenue recognition based upon the relationship of prior year sales to actual warranty costs. The warranty for the Company's products generally covers defects in material and workmanship. The current accrual represents the average outstanding warranty of approximately nine months.

 Major Customers

  Approximately 79%, 85% and 69% of the Company's sales during fiscal years 1995, 1994 and 1993, respectively, were to various U.S. government agencies/Department of Defense under prime contracts or to prime contractors having sales to such agencies. Export sales to foreign customers amounted to $3,347,000 ($2,245,000 to Canada, $867,000 to Europe and $235,000 to the
Pacific Rim) or 18% of total sales in fiscal year 1995.

 Cash and Cash Equivalents

  The Company considers securities purchased within three months of their date of maturity to be cash equivalents. Due to the short maturity of these instruments, carrying value on the Company's balance sheet approximates fair value.

 Inventory

  Stockroom inventory is stated at the lower of cost (first-in, first-out) or market. The Company evaluates at least annually its stockroom inventory for potential obsolescence or excessive levels based upon backlog and forecasted usage. Contract inventory costs include purchased materials, direct labor and manufacturing overhead. General and administrative costs are expensed in the period incurred.

                            DATAMETRICS CORPORATION

 Property and Equipment

  Depreciation and amortization of property and equipment are provided, using the straight-line method, over the following estimated useful lives:

      Machinery and equipment                     2 to 5 years
      Furniture, fixtures and computer equipment  2 to 8 years
      Leasehold improvements                      Shorter of the remaining term of the
                                                   lease or the life of the asset

 Net Income (Loss) Per Share

  Primary net income (loss) per share is based on the weighted average number of shares of common stock outstanding and common stock equivalents after reducing net income (loss) by preferred stock dividends. Fully diluted net income (loss) per share additionally assumes the conversion of the outstanding convertible preferred stock and the elimination of the related dividend.

NOTE 2. ACQUISITION

  On August 10, 1993, the Company acquired Rugged Digital Systems, Inc. (Rugged Digital), a developer of ruggedized computers and computer workstations used primarily by the military. The acquisition was accounted for as a purchase and, accordingly, the purchase price and direct costs of the acquisition have been allocated to the respective assets and liabilities of Rugged Digital based upon their estimated fair values at the date of the acquisition. The excess of the fair value of the net assets acquired over the total purchase price was first allocated to reduce Rugged Digital noncurrent assets to zero. The remaining excess value is being amortized on a straight-line basis over three years, which represents management's estimate of the period of benefit. Accumulated amortization of the excess of fair value was $610,000 at October 29, 1995 and $381,000 at October 30, 1994.

  The purchase price, for accounting purposes, consisted of 982,000 shares of common stock at $1.25 a share ($1,228,000) and $432,000 of capitalized merger costs for a total price of $1,660,000.

  The operating results of Rugged Digital are included in the Company's results of operations from the date of acquisition. The following unaudited pro forma data presents the results of operations as if the acquisition had occurred at the beginning of fiscal 1993 and does not purport to be indicative of what would have occurred had the acquisition been made as of that date:

                                                                (IN THOUSANDS
                                                               EXCEPT SHARE AND
                                                               PER SHARE DATA)
Sales.........................................................     $33,067
Income before cumulative effect of change in accounting
 principle....................................................         453
Net income....................................................       1,391
Earnings per share of common stock:
Primary:
  Income before cumulative effect of change in accounting
   principle..................................................         .06
  Net income..................................................         .21
Fully diluted:
  Income before cumulative effect of change in accounting
   principle..................................................         .06
  Net income..................................................         .19
Weighted average number of shares outstanding:
  Primary.....................................................       6,195
  Fully diluted...............................................       7,141

                            DATAMETRICS CORPORATION

NOTE 3. ACCOUNTS RECEIVABLE

  Accounts receivable consists of the following:

                                                               1995     1994
                                                              -------  -------
                                                              (IN THOUSANDS)
U.S. government or its prime contractors:
  Amounts billed............................................. $ 4,369  $ 3,931
  Recoverable costs and accrued profits on progress
   completed, not billed.....................................   1,156    2,935
                                                              -------  -------
                                                                5,525    6,866
Foreign, commercial and other................................   1,075    2,132
                                                              -------  -------
                                                                6,600    8,998
Less billed but uncollected progress payments................     (22)    (268)
                                                              -------  -------
                                                              $ 6,578  $ 8,730
                                                              =======  =======

NOTE 4. INVENTORY

  Inventory consists of the following:

                                                                 1995    1994
                                                                ------- -------
                                                                (IN THOUSANDS)
      Stockroom inventory...................................... $ 5,628 $ 4,133
      Contracts in process.....................................   1,019   2,616
                                                                ------- -------
                                                                  6,647   6,749
      Less progress payments received on contracts.............     --     (711)
                                                                ------- -------
                                                                $ 6,647 $ 6,038
                                                                ======= =======

NOTE 5. INCOME TAXES

  Effective October 26, 1992, the Company changed its method of accounting for income taxes from the deferred method to the liability method of accounting for deferred income taxes with the adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109). The cumulative effect of adopting SFAS No. 109 was a one-time benefit to income of $938,000, or $0.17 per share on a primary basis, in the year ended October 31, 1993.

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The primary components of the Company's net deferred tax assets are as follows:

                                                                1995     1994
                                                               -------  -------
                                                               (IN THOUSANDS)
Net operating loss carryforwards.............................. $ 4,509  $ 1,258
Inventory accounting methods..................................     973      629
General business credit carryforwards.........................     724      895
Deferred compensation accounting methods......................     322       98
Product warranty accruals.....................................      54       79
Book over tax depreciation....................................      29      --
Other.........................................................     --        52
                                                               -------  -------
Total deferred tax assets.....................................   6,611    3,011
Tax over book depreciation....................................     --       (76)
Other.........................................................    (123)     --
                                                               -------  -------
Total deferred tax liabilities................................    (123)     (76)
                                                               -------  -------
                                                                 6,488    2,935
Valuation allowance for deferred tax assets...................  (6,206)  (2,376)
                                                               -------  -------
Net deferred tax assets....................................... $   282  $   559
                                                               =======  =======

                            DATAMETRICS CORPORATION

  Management has determined, based on the Company's expected future earnings, that the Company will more likely than not recognize these net deferred tax assets.

  Net operating loss and tax credit carryforwards of $12,193,000 and $698,000, respectively, for federal income tax purposes will expire at various times between 1998 and 2006. The acquisition of Rugged Digital constituted an ownership change of Rugged Digital for federal income tax purposes. As a result of this ownership change, the amount of Rugged Digital's net operating loss carryforward generated prior to the ownership change that may be utilized against the Company's future taxable income will be limited to approximately $170,000 annually and will result in a portion of the net operating loss carryforward expiring prior to utilization.

  The provision for income taxes on income is composed of the following:

                                                            1995    1994   1993
                                                           -------  -----  ----
                                                             (IN THOUSANDS)
Current:
  Federal................................................. $  (145) $(469) $ 60
  State...................................................      22     11   107
Deferred:
  Federal.................................................  (3,400)   369   204
  State...................................................    (285)   108   (30)
  Valuation allowance.....................................   3,830    --    --
                                                           -------  -----  ----
                                                           $    22  $  19  $341
                                                           =======  =====  ====

  The following is a reconciliation of the difference between the actual provision for income taxes and the provision computed by applying the federal statutory tax rate on income before income taxes and cumulative effect of change in accounting principle:

                                                             1995    1994  1993
                                                            -------  ----  ----
                                                             (IN THOUSANDS)
Federal income tax expense (benefit) computed at statutory
 rate.....................................................  $(3,125) $ 17  $301
State income tax expense (benefit), net of federal
 benefits.................................................     (564)    3    51
Goodwill amortization.....................................     (118)  --    --
Change in valuation allowance.............................    3,830   --    --
Other, net................................................       (1)   (1)  (11)
                                                            -------  ----  ----
                                                            $    22  $ 19  $341
                                                            =======  ====  ====

NOTE 6. DEBT

  The Company currently has a revolving line of credit agreement (the Credit Agreement) with a bank, collateralized by substantially all the Company's assets, which allows the Company to borrow up to $7,000,000 at the bank's reference rate plus .25% (8.75% reference rate at October 29, 1995 and 7.75% reference rate at October 30, 1994). The advance rate is eighty percent (80%) of eligible accounts receivable, plus eighty percent (80%) of eligible progress billings receivable, to a maximum progress billing receivables sublimit, which will not exceed the lesser of ten percent (10%) of eligible accounts receivables or $500,000. The facility expires on March 4, 1996. There was no balance outstanding at October 29, 1995.

  The Credit Agreement requires the Company to maintain certain financial ratios and restricts or limits the Company's ability to (i) create certain liens; (ii) convey, transfer or sell assets out of the ordinary course of business; (iii) make capital expenditures; (iv) incur additional indebtedness;
(v) redeem or repurchase any class of its stock; and (vi) pay dividends on its preferred or common stock. The Company is in compliance with all its covenants.

  During the year, the Company borrowed approximately $1,311,000 at interest rates of 10.03%-10.80%, payable in monthly installments of approximately $42,000, including interest, over a three-year period. The

                            DATAMETRICS CORPORATION
borrowings are collateralized by furniture, fixtures and equipment with a net book value of $1,039,000 at October 29, 1995.

NOTE 7. LEASES

  The Company currently leases its building under an operating lease and leases various equipment under operating and capital leases. The building lease expires in fiscal 2004. Minimum future rental commitments under non-cancelable operating leases having remaining terms of one year or longer and capital leases for the twelve-month periods subsequent to October 29, 1995 are as follows:

                                                OPERATING LEASES CAPITAL LEASES
                                                ---------------- --------------
                                                        (IN THOUSANDS)
      1996.....................................      $  606           $109
      1997.....................................         614             76
      1998.....................................         637              6
      1999.....................................         645            --
      2000.....................................         669            --
      Thereafter...............................       2,446            --
                                                     ------           ----
                                                     $5,617            191
                                                     ======
      Less imputed interest....................                        (15)
                                                                      ----
      Present value of minimum capital lease
       payments................................                       $176
                                                                      ====

  Property and equipment under capital leases have a cost of $509,000 and $318,000 and an accumulated depreciation of $267,000 and $190,000 at October 29, 1995 and October 30, 1994, respectively.

  Rental expenses charged to operations were $716,000, $653,000 and $704,000 for the fiscal years 1995, 1994 and 1993, respectively.

NOTE 8. PREFERRED STOCK

  An aggregate of 5,000,000 shares are currently authorized, and the Board of Directors is authorized, without further action by the stockholders, to issue shares of preferred stock in one or more classes or series and to fix the designations, voting rights, liquidation preferences, dividend rights, conversion rights, rights and terms of redemption (including sinking fund provisions) and certain other rights and preferences of the preferred stock.

  The holders of Series A Preferred Stock were entitled to receive cumulative quarterly cash dividends at an annual rate of $0.0875 (7%) per share paid quarterly. During fiscal 1993, all shares outstanding were converted to common stock on a one-for-one-basis.

  During fiscal 1993, the Company issued 613,110 shares of Series B Redeemable Preferred Stock with a liquidation preference and redemption price of $1.75 per share in connection with its acquisition of Rugged Digital. The holders are not entitled to dividends. Certain of the Series B Redeemable Preferred Stockholders (the "Escrow Participants") placed 285,715 shares in escrow to cover certain indemnification claims, up to an amount of $500,000, that the Company might have arising out of the acquisition. On August 9, 1994, the Company submitted indemnification claims to the Escrow Participants for approximately $720,000. The Escrow Participants have rejected a majority of the indemnification claims, and the Company is pursuing its rights under the Rugged Digital acquisition agreement. The Escrow Participants have accepted approximately $118,000 of the claims, and 67,163 shares were released from escrow and returned to the Company. The balance of the shares continue to be held in escrow pending resolution of the remaining claims.

  The original holders of the Series B Redeemable Preferred Stock had a contractual right to receive warrants to purchase Datametrics Common Stock in the event that the Series B Redeemable Preferred Stock remained outstanding on August 10, 1995. The Company redeemed all of the Series B Redeemable Preferred Stock before

                            DATAMETRICS CORPORATION
the right to receive warrants became effective. To date 277,395 shares of Series B Redeemable Preferred Stock have been tendered for redemption. Shares totalling 268,552 have not yet been tendered for redemption, including 218,552 shares which are still held in escrow. These untendered shares are no longer outstanding and only represent the right to receive the redemption price of $1.75 per share from the Company.

NOTE 9. STOCK OPTION PLANS AND WARRANTS

  At October 29, 1995, the Company has reserved 1,277,794 shares of its common stock for issuance pursuant to the exercise of options issued primarily under its incentive stock option plans.

  The Company has three incentive stock option plans and one non-qualified plan (1993 Directors' Stock Option Plan) described as follows:

  1982 Plan--This plan was adopted in 1982 and provided for the issuance of 200,000 shares of the Company's common stock.

  1986 Plan--This plan, as amended, was adopted in 1986 and provides for the issuance of 700,000 shares of the Company's common stock.

  1993 Plan--This plan was adopted by the Board of Directors in 1993 and provides for the issuance of 500,000 shares of the Company's common stock.

  1993 Directors' Stock Option Plan--This plan was adopted in 1994 and provides for the issuance of 400,000 shares of the Company's common stock.

  Both the 1982 and 1986 plans have similar terms. The plans were established for the granting of options to key employees at an exercise price not less than the fair market value on the date of the grant, as determined by the Board of Directors. The options become exercisable equally over 16 quarters from the date of grant and expire 10 years from the date of grant. The Company may grant the options during a 10-year period beginning on the date the plan originated.

  The 1993 Plan differs from the earlier plans in that the options expire five years from the date of grant. The 1993 Directors' Stock Option Plan is similar to the 1993 Plan, but provides for the issuance of options to members of the Board of Directors.

  The following table summarizes the options exercisable and available for grant at October 29, 1995:

                                                      EXERCISABLE
                                                 --------------------- AVAILABLE
                                                 NUMBER   PRICE RANGE  FOR GRANT
                                                 ------- ------------- ---------
1982 Plan.......................................  20,000 $        1.00      --
1986 Plan....................................... 338,751 $ .75   -5.75      --
1993 Plan....................................... 134,560 $2.6875 -5.75    1,000
1993 Directors' Plan............................  64,825 $2.875  -5.75  205,000

  Information on options under the Company's plans is as follows at October 29, 1995:

                                                         SHARES    OPTION PRICE
                                                      UNDER OPTION     RANGE
                                                      ------------ -------------
Outstanding at October 30, 1994......................  1,233,874   $ .75 -4.3125
Granted..............................................    166,300    5.75 -8.25
Terminated...........................................    (25,250)   1.75 -2.6875
Exercised............................................   (303,130)    .75 -5.75
                                                       ---------   -------------
Outstanding at October 29, 1995......................  1,071,794   $ .75 -8.25
                                                       =========   =============

                            DATAMETRICS CORPORATION

  The following table summarizes the options exercisable and available for grant at October 30, 1994:

                                                     EXERCISABLE
                                               ----------------------- AVAILABLE
                                               NUMBER    PRICE RANGE   FOR GRANT
                                               ------- --------------- ---------
1982 Plan.....................................  91,550 $   .75 -2.375       --
1986 Plan..................................... 499,462 $   .75 -4.3125   27,800
1993 Plan.....................................  63,025 $2.6875 -3.25    103,000
1993 Directors' Plan..........................  30,939 $        2.875   235,000

  Information on options under the Company's plans is as follows at October 30, 1994:

                                                       SHARES     OPTION PRICE
                                                    UNDER OPTION      RANGE
                                                    ------------ ---------------
Outstanding at October 31, 1993....................    810,404   $   .25 -3.25
Granted............................................    537,000    2.6875 -4.3125
Terminated.........................................    (52,000)      .25 -2.875
Exercised..........................................    (61,530)      .25 -2.6875
                                                     ---------   ---------------
Outstanding at October 30, 1994....................  1,233,874   $   .75 -4.3125
                                                     =========   ===============

  There are 200,000 shares of common stock reserved for issuance upon exercise of warrants sold for $0.001 per warrant to the underwriters of the Company's June 21, 1995 offering of common stock. The warrants are exercisable for a period of five years beginning June 21, 1996 and have a per-share exercise price equal to $9.60 (120% of the initial public offering price of $8.00).

NOTE 10. CONTINGENCIES

  The Company is, from time to time, the subject of claims and suits arising out of matters occurring during the operation of the Company's business. In the opinion of management, the liability, if any, under such current claims and suits would not materially affect the financial position or the results of the operations of the Company.

NOTE 11. EMPLOYEE BENEFIT PLANS

  The Company sponsors a defined contribution 401(k) plan, as amended, covering a majority of its employees. The plan allows eligible employees to contribute up to 17% of their gross salary. Company contributions are voluntary and at the discretion of the Board of Directors. There were no Company contributions in fiscal years 1995 and 1994 respectively. Company contributions amounted to $94,000 for fiscal year 1993. Employees vest in Company contributions based upon their years of vesting service, as defined.

  In October 1989, the Company entered into agreements with two officers to provide deferred compensation benefits upon their retirement. The Company has accrued $176,000 and $229,000 at October 29, 1995 and October 30, 1994,
respectively, representing the net present value of the future benefits to be paid, of which $125,000 and $148,000, respectively, have been classified as long-term.

  During November 1994, the Company established a Supplemental Employee Retirement Plan (SERP), a defined benefit pension plan covering certain officers to whom the plan is offered. Normal retirement age is 65, but provision is made for earlier retirement. Benefits under the plan are generally payable for up to fifteen years after a participant's retirement. However, the participant may elect a lump-sum payment equal to 90% of the net present value of the benefit amount at the participant's retirement date. The Company accrued $106,000 in expense during fiscal 1995 for the SERP; however, no contributions have been made as of fiscal 1995.

                            DATAMETRICS CORPORATION

                   NOTES TO FINANCIAL STATEMENTS--(CONCLUED)

NOTE 12. QUARTERLY FINANCIAL DATA (UNAUDITED)

  Summarized quarterly financial data for fiscal 1995 and 1994 are as follows:

                                                  THREE MONTHS ENDED
 1995 (IN THOUSANDS, EXCEPT PER SHARE   ----------------------------------------
                 DATA)                  JANUARY 29 APRIL 30  JULY 30  OCTOBER 29
 ------------------------------------   ---------- --------  -------  ----------
Sales..................................  $ 3,451   $ 3,897   $ 4,790   $ 6,818
Gross profit...........................      748       543       914       423
Net loss...............................   (1,575)   (2,475)   (2,166)   (2,997)
Loss per common share:
  Primary and fully diluted............    (0.16)    (0.24)    (0.20)    (0.23)
Weighted average number of common
shares outstanding:
  Primary and fully diluted............   10,118    10,223    11,137    12,765

                                                       THREE MONTHS ENDED
                                              ------------------------------------
 1994 (IN THOUSANDS, EXCEPT PER SHARE DATA)   JANUARY 31 MAY 2  JULY 31 OCTOBER 30
 ------------------------------------------   ---------- ------ ------- ----------
 Sales......................................    $5,634   $6,733 $5,873    $6,971
 Gross profit...............................     1,685    2,392  1,926     2,303
 Net income (loss)..........................      (242)      29     27       217
 Income (loss) per common share:
   Primary and fully diluted................     (0.03)     --     --       0.02
 Weighted average number of common shares
  outstanding:
   Primary and fully diluted................     7,762    7,985  9,720    10,045

  Per share data may not always add to the total for the year because each figure is independently calculated.

                             DIAMETRICS CORPORATION

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
    FOR EACH OF THE THREE FISCAL YEARS IN THE PERIOD ENDED OCTOBER 29, 1995

                CLASSIFICATION                    1995       1994       1993
                --------------                 ---------- ---------- ----------
Reserve for doubtful accounts:
  Balance at beginning of period.............. $    6,030 $    5,833 $   22,400
  Add--provision charged to operations........     41,769      2,872        --
  Less--reserve applied during the year.......      1,052      2,675     16,567
                                               ---------- ---------- ----------
  Balance at end of period.................... $   46,747 $    6,030 $    5,833
                                               ========== ========== ==========
Reserve for warranty:
  Balance at beginning of period.............. $  184,093 $  374,775 $  342,201
  Reserve acquired with purchase of Rugged
   Digital Systems, Inc.......................        --         --     100,000
  Add--provision charged to operations........    200,831    150,391    186,416
  Less--reserve applied during the year.......    260,424    341,073    253,842
                                               ---------- ---------- ----------
  Balance at end of period.................... $  124,500 $  184,093 $  374,775
                                               ========== ========== ==========
Reserve for inventory obsolescence:
  Balance at beginning of period.............. $  576,124 $  309,458 $  384,523
  Add--provision charged to operations........    295,142    295,613    296,388
  Less--reserve applied during the year.......        --      28,947    371,453
                                               ---------- ---------- ----------
  Balance at end of period.................... $  871,266 $  576,124 $  309,458
                                               ========== ========== ==========
Reserve for prepaid royalties:
  Balance at beginning of period.............. $  750,591 $  752,309 $  752,309
  Add--provision charged to operations........        --         --         --
  Less--reserve applied during the year.......        --       1,718        --
                                               ---------- ---------- ----------
  Balance at end of period.................... $  750,591 $  750,591 $  752,309
                                               ========== ========== ==========
Valuation allowance for deferred tax assets:
  Balance at beginning of period.............. $2,376,000 $2,376,000        --
  Allowance established with purchase of
   Rugged Digital
   Systems, Inc...............................        --         --  $2,176,000
  Add--provision charged to operations........  3,830,000        --     200,000
  Less--reserve applied during the year.......        --         --         --
                                               ---------- ---------- ----------
  Balance at end of period.................... $6,206,000 $2,376,000 $2,376,000
                                               ========== ========== ==========

                                 EXHIBIT INDEX

  The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference.

                                       DESCRIPTION OF EXHIBIT
     3.1     Restated Certificate of Incorporation of Registrant, as currently in effect (incorporated by reference to Exhibit 3.1 to Registrant's Form 8-K dated April 15, 1987).
     3.2     Certificate of Designations, Preferences and Relative, Participating,
             Optional and Other Special Rights of Series B Preferred Stock and
             Qualifications, Limitations and Restrictions Thereof dated August 10, 1993
             (incorporated by reference to Exhibit 4.1 to Registrant's Form 8-K dated
             August 10, 1993).
     3.3     Bylaws of Registrant, as currently in effect (incorporated by reference to
             Exhibit 3.2 to Registrant's Form 10-K for the year ended October 28,
             1990).
    10.1     Lease for Woodland Hills facility between the Company and Manufacturers
             Life Insurance Company dated as of December 19, 1993, as amended on August
             31, 1994 (incorporated by reference to Exhibit 10.2 to Registrant's Form
             10-K for the year ended October 30, 1994).
    10.2     Agreement between the Company and Sidney E. Wing dated March 17, 1989
             (incorporated by reference to Exhibit 10.4 to Registrant's Form 10-K for the year ended October 29, 1989).
    10.3     Deferred Compensation Agreement between the Company and Garland S. White dated October 18, 1989, (incorporated by reference to Exhibit 10.5 to
             Registrant's Form 10-K for the year ended October 29, 1989).
    10.4     Amended and Restated Agreement and Plan of Merger dated as of May 12, 1993 between Registrant and Rugged Digital Systems, Inc. ("Rugged Digital")
             (incorporated by reference to Exhibit 2 to Registrant's Form 8-K dated May
             12, 1993).
    10.5     Escrow Agreement dated August 10, 1993 among the Registrant and others relating to the acquisition of Rugged Digital (incorporated by reference to Exhibit 4.3 to Registrant's Form 8-K dated August 10, 1993).
    10.6     Debt Exchange Agreement dated August 10, 1993 among Registrant and debtholders of Rugged Digital (incorporated by reference to Exhibit 4.2 to
             Registrant's Form 8-K dated August 10, 1993).
    10.7     Security and Loan Agreement between Registrant and Imperial Bank executed
             March 21, 1995, as amended May 15, 1995 (incorporated by reference to
             Exhibit 10.1 to Registrant's Form 10-Q for the period ended April 30,
             1995).
    10.71    Second Amendment to Addendum to Security and Loan Agreement, dated
             December 5, 1995. (1)
    10.8     Agreement between the Company and The Angeloff Company dated February 15,
             1995 (incorporated by reference to Exhibit 10.2 to Registrant's Form 10-Q for the period ended April 30, 1995).
    21       List of Subsidiaries (1)
    23.1     Consent of Ernst & Young LLP, Independent Auditors. (1)
    27       Financial Data Schedule (1)
    99.1     The Datametrics Employee Savings Plan And The Trust Agreement Pursuant To
             The Datametrics Employee Savings Plan (incorporated herein by reference to
             Exhibit 28 to Registrant's Registration Statement on Form S-8 filed on
             November 12, 1985. (SEC File No. 33-1469)).

    99.2     The Amended and Restated 1993 Stock Option Plan of Datametrics Corporation
             (incorporated herein by reference to Exhibit 28.2 to Registrant's Form 10-
             K for the year ended October 31, 1993).
    99.3     The 1986 Stock Option Plan of Datametrics Corporation, as amended
             (incorporated herein by reference to Exhibit 28.1 to Registrant's
             Registration Statement on Form S-8 filed on June 10, 1987 (SEC File No.
             33-14969) and Exhibit 28.5 to Registrant's Form 10-K for the year ended
             October 29, 1988).
    99.4     The 1982 Stock Option Plan of Datametrics Corporation, as amended
             (incorporated herein by reference to Exhibit 28.2 to Registrant's
             Registration Statement on Form S-8 filed on June 10, 1987 (SEC File No.
             33-14969)).
    99.5     The 1993 Directors' Option Plan of Datametrics Corporation (incorporated by reference to Exhibit 28.5 to Registrant's Form 10-K for the year ended
             October 31, 1993).
    99.6     Datametrics Corporation Supplemental Executive Retirement Plan and Master
             Trust Agreement (incorporated herein by reference to Exhibit 28.6 to
             Registrant's Form 10-K for the year ended October 30, 1994).

--------
(1) Filed herewith.