Form 10-Q
period 1996-01-28
DATAMETRICS CORP
filed 1996-03-01
CIK 27082

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended January 28, 1996
                                                ----------------

                                       or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from __________________ to _________________

      Commission File Number  0-8567
                              ------

                            DATAMETRICS CORPORATION
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         Delaware                                     95-3545701
-------------------------------------------------------------------------------
(State or other jurisdiction                      (I.R.S. Employer
incorporation or organization)                  Identification Number)

  21135 Erwin St.
  Woodland Hills, California                               91367
-------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

                                 (818)598-6200
-------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                Not applicable
-------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
   ----    ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock. $.01 Par Value--12,162,574 shares as of February 21, 1996

BALANCE SHEETS                              Datametrics Corporation
(unaudited)

                                                 January 28,       October 29,
 (In thousands, except for share data)              1996              1995
 =====================================           ===========       ===========
 ASSETS
 CURRENT ASSETS:
   Cash and cash equivalents                        $  5,619           $ 9,601
   Accounts receivable                                 5,408             6,578
   Inventory                                           8,876             6,647
   Income taxes receivable                               145               145
   Prepaid expenses                                      226               442
   Deferred tax assets                                   223               223
                                                    --------          --------
     Total current assets                             20,497            23,636

 Property and Equipment, At Cost:
   Machinery and equipment                             4,678             4,160
   Furniture, fixtures & computer equipment            2,605             2,549
   Leasehold improvements                                475               449
                                                    --------          --------
                                                       7,758             7,158
   Accumulated depreciation and amortization          (4,508)           (4,205)
                                                    --------          --------
   Net property and equipment                          3,250             2,953
 Deferred Tax Assets                                      59                59
 Other Assets                                          1,165               823
                                                    --------          --------
                                                    $ 24,971          $ 27,471
                                                    ========          ========
 LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
   Accounts payable                                   $1,747            $2,111
   Accrued commissions and payroll                       719               817
   Accrued warranty                                      125               125
   Other accrued liabilities                             557               349
   Redeemed Series B Preferred Stock Payable             470               470
   Current portion of capital lease and
    loan obligations                                     515               512
                                                    --------          --------
     Total current liabilities                         4,133             4,384

 CAPITAL LEASE OBLIGATIONS                                56                79
 LONG TERM DEBT DUE AFTER ONE YEAR                       494               609
 OTHER LONG-TERM LIABILITIES                             253               231
 EXCESS OF ACQUIRED NET ASSETS OVER COST                 152               229
 COMMITMENTS AND CONTINGENCIES
 STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value--15,000,000 shares
    authorized; 12,159,826 shares issued and
    outstanding in 1996 (11,998,451 in 1995)             122               120
   Additional paid-in capital                         32,327            32,120
   Accumulated deficit                               (12,566)          (10,301)
                                                    --------          --------
     Total stockholders' equity                       19,883            21,939
                                                    --------          --------
                                                    $ 24,971          $ 27,471
                                                    ========          ========

See accompanying notes

STATEMENTS OF OPERATIONS             Datametrics Corporation
(Unaudited)

                                         For The Three Months
                                                Ended
                                        -----------------------
                                        January 28, January 29,
(In thousands, except per share data)      1996        1995
=====================================   =========== ===========
SALES                                    $ 3,651     $ 3,451
   Cost of sales                           2,785       2,703
                                         -------     -------
     Gross profit                            866         748

OPERATING EXPENSES:
   Research & development                  1,429       1,035
   Selling, general & administrative       1,820       1,356
                                         -------     -------
                                           3,249       2,391
                                         -------     -------
     Loss from operations                 (2,383)     (1,643)
INTEREST (INCOME)  EXPENSE                   (47)          8
AMORTIZATION OF EXCESS OF ACQUIRED
 NET ASSETS OVER COST                        (76)        (76)
                                         -------     -------
   Loss before provision for
    income taxes                          (2,260)     (1,575)
PROVISION FOR INCOME TAXES                     5          --
                                         -------     -------
NET LOSS                                  (2,265)     (1,575)

Preferred stock dividends or
 accretion                                    --         (16)
                                         -------     -------
   LOSS applicable to common
    stockholders                         ($2,265)    ($1,591)
                                         =======     =======
LOSS per share of common stock:
   Primary:
     NET LOSS                             ($0.18)     ($0.16)
                                         =======     =======
Fully diluted:
     LOSS                                 ($0.18)     ($0.16)
                                         =======     =======

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING:
   Primary                                12,743      10,118
   Fully diluted                          12,743      10,118

See accompanying notes.

Cash Flows Statement                  Datametrics Corporation
(Unaudited)

                                                               For The Three Month Period
                                                                        Ended
                                                               --------------------------
                                                               January 28,    January 29,
(In thousands)(Brackets denote cash outflows)                    1996           1995
---------------------------------------------                  -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITES:
  Net loss                                                         ($2,265)       ($1,575)
  Adjustments:
    Amortization of excess of acquired net assets                      (76)           (76)
    Depreciation and amortization                                      308            174

  Changes in balance sheet items:
    Accounts receivable                                              1,170          3,509
    Inventory                                                       (2,229)           (72)
    Prepaid expenses                                                   216           (124)
    Accounts payable                                                  (364)          (969)
    Accrued commissions and payroll                                    (98)          (315)
    Other accrued liabilities                                          208           (218)
    Other                                                             (320)           (88)
                                                                   -------        -------
Net cash generated(used) in operating activities                    (3,450)           246

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures for property and equipment                     (606)          (570)
                                                                   -------        -------
Net cash used in investing activities                                 (606)          (570)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on notes payable to bank                                   --            750
  Payments on notes payable to bank                                     --         (1,350)
  Proceeds from the issuance of common stock                           209             70
  Borrowings of long-term debt                                          --            933
  Payments on long-term debt                                          (101)           (16)
  Payments on capital lease obligations                                (34)           (37)
                                                                   -------        -------
Net cash provided by financing activities                               74            350
Net increase(decrease) in cash and cash equivalents                 (3,982)            26
Cash and cash equivalents at the beginning of the period             9,601            988
                                                                   -------        -------
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD                 $ 5,619        $ 1,014
                                                                   =======        =======
Cash paid during the period for:
  Interest                                                         $    37        $     8
  Income Taxes                                                           5             --
Noncash investing and financing activities:
  Accretion on preferred stock                                          --             16
  Issuance of capital lease obligations                                 --            199

See accompanying notes.

                         NOTES TO FINANCIAL STATEMENTS

                                January 28, 1996
                                  (Unaudited)

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

The information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of Management, necessary to present a fair statement of the results of operations for the interim periods. Much of the Company's business is longer term and involves varying development, production, and delivery schedules. Accordingly, results of a particular quarter or quarter-to-quarter comparisons of recorded sales and profits may not be indicative of future operating results or results for the fiscal year ending October 27, 1996.

From our latest Annual Report on Form 10-K for which the following notes have been omitted; note (1) pertains to summary of significant accounting policies with respect to line of business, revenue recognition, change in accounting principle, accounts receivable, inventories, major customers, cash and cash equivalents, property and equipment and net income per share; note (2) pertains to an acquisition; note (3) pertains to accounts receivable; note (4) pertains to inventory; note (5) pertains to income taxes; note (6) pertains to debt; note
(7) pertains to leases; note (8) pertains to preferred stock; note (9) pertains to stock option plans; note (10) pertains to contingencies; note (11) pertains to employee benefit plans; and note (12) pertains to quarterly financial data.

INVENTORY Stockroom inventory is stated at the lower of cost (first-in, first-out) or market. The Company evaluates at least annually its stockroom inventory for potential obsolescence or excessive levels based upon backlog and forecasted usage. Contract inventory costs include purchased materials, direct labor and manufacturing overhead. General and administrative costs are expenses in the period incurred. Inventories as of January 28, 1996 are as follows:


Raw Material         $4,982,000
Work-in Process       1,698,000
Finished Goods          148,000
                     ----------
                     $8,876,000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------


Three Month Period Ended January 28, 1996 Compared
--------------------------------------------------
To The Three Month Period Ended January 29, 1995
------------------------------------------------

Sales for the three month period ended January 28, 1996 were $3,651,000, an increase of $200,000 or 6% compared to $3,451,000 for the same period the prior year. Sales from defense related printers declined $241,000 and sales from workstations increased $396,000.

Gross profits for defense products during the three month period ended January 28, 1996 were $1,174,000 (33% of sales), an increase of $388,000 or 49%
compared to $786,000 (23% of sales) for the same period the prior year. Gross profits as a percentage of sales were impacted by the Company's product mix. Expenses related to start up of commercial production amounted to approximately $300,000.

Research and development expenses were $1,429,000 for the three month period ended January 28, 1996, an increase of $394,000 or 38%, compared with $1,035,000 for the same period the prior year. Approximately 84% of the first quarter fiscal 1996 R & D expenditures related to the development of the Company's high-speed color digital printer products.

Selling, general, and administrative expenses for the three month period ended January 28, 1996 were $1,820,000 (50% of sales), an increase of $464,000 or 29%
compared with $1,356,000 (39% of sales) for the same period the prior year. This increase is attributable to higher marketing expenses for the Company's high-speed digital color printer.

Interest income amounted to $47,000 ($84,000 of interest income offset by $37,000 interest expense) for the three month period ended January 28, 1996, a net increase of $55,000 compared with $8,000 of net interest expense for the same period the prior year. This increase is due to higher interest income. Amortization of excess of acquired net assets over cost of was $76,000 for the three month period ended January 28, 1996 compared to $76,000 for the same period last year. The amortization is a result of the acquisition of Rugged Digital in August 1993.

The net loss for the three months ended January 28, 1996 amounted to $2,265,000, compared with a net loss of $1,575,000 for the same period in the prior year. The loss is due primarily to continued heavy spending on research and development for the Company's high speed digital color printers, which increased $394,000 compared to the period the prior year, an increase in selling, general, and administrative expenses of $464,000, and an increase in taxes of $5,000, partially offset by an increase in gross profit of $118,000 and a decrease in net interest expense of $55,000.


                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------

In June 1995 the Company received $535,000 from the exercise of 170,000 warrants by Cruttenden Roth Inc. and net proceeds of $16,555,000 from a public offering of 2,300,000 shares of common stock. The Company is using the net proceeds of the offering for the continued development, manufacture and marketing of products based upon its high-speed color printer technology.

The Company has a revolving line of credit agreement (the "Credit Agreement") with a bank. The advance rate is eighty percent(80%) of eligible accounts receivable, plus eighty percent(80%) of eligible progress billings receivables, to a maximum of the progress billing receivables sublimit, which will not exceed the lesser of ten percent(10%) of eligible receivables or $500,000. The lending facility is capped at $7,000,000 and expires on March 4, 1996. The Company is currently in negotiations for renewal of the Credit Agreement, but there are no assurances that the line of credit will be renewed, or if renewed, that the terms and conditions will remain unchanged. The interest rate is prime plus
 .25%. The loan is secured by substantially all the Company's assets. There was no outstanding balance at January 28, 1996.

The Credit Agreement requires the Company to maintain certain financial ratios and restricts or limits the Company's ability to (i) create certain liens, (ii) convey, transfer, or sell assets, (iii) incur additional indebtedness, (iv) redeem or repurchase any class of stock, and (v) pay dividends on its preferred or common stock. The Company is in compliance with all its covenants.

From time to time the Company receives advance payments on certain contracts. These funds may be used for working capital requirements and other general corporate purposes until needed to complete the contracts. At January 28, 1996, the Company had advance payments of $29,000 in excess of costs.

The Company's working capital and current ratios at the end of fiscal years 1993, 1994, 1995 and the period ending January 28, 1996 were $8,708,000,
$12,361,000, $19,252,000 and $16,364,000 and 2.6, 3.7, 5.4 and 5.0,
respectively. Due to the Company's high level of research and development costs, marketing costs and inventory investment, the Company has experienced negative cash flow from operations of $3,450,000 for the first three months of fiscal year 1996. This situation is expected to continue for the full fiscal year 1996. The Company expects to fund its continued investment in the color printer and its military business from the proceeds of its June 1995 public offering and a bank line of credit.

The Company expects to purchase approximately $1,800,000 of capital equipment (including capitalized leases) during all of fiscal 1996, of which $606,000 of such equipment had been purchased as of January 28, 1996. The Company's other principal commitments for fiscal 1996 are lease obligations for the Company's facility, operating leases, principal and interest due on equipment borrowings, payment for the untendered Series B Preferred Stock and interest due on bank borrowings.

Management expects to finance the capital expenditure requirements and other commitments from working capital, borrowings from a bank line of credit, capital loans and capital leases.

BUSINESS ENVIRONMENT AND OTHER CONSIDERATIONS

As part of its diversification strategy, the Company has continued to invest substantial resources in developing its commercial business. Results for 1996 are expected to be impacted by continued heavy investment in the Company's CYMax high-speed color digital printer program, during which time the Company expects to ramp up production. The Company's future success depends in large part on the timely and successful development and marketing in commercial markets of the CYMax series of high-speed color digital printers. Mass commercial implementation of the CYMax printers remains uncertain and is subject to a number of factors including, without limitation, timely completion of the Company's product offerings, the timing of development of competing color printing technologies, the availability of adequate, cost effective manufacturing capacity and the availability of adequate working capital to finance the development, manufacture and marketing of the products. The Company's exclusive distribution agreement with the A.B. Dick Company has been terminated, and the Company is pursuing a joint venture and other OEM relationships to penetrate the markets previously restricted under the exclusive agreement with A.B. Dick. If the Company is unable to complete any of these efforts in a timely manner, such failure could have a material adverse effect on the timely introduction and sales of the CYMax printers and the Company's business, financial condition and results of operations.

Competition in commercial color printing markets is intense. Many of the Company's competitors have far greater name recognition and financial, technical, marketing and customer service resources than the Company. The commercial color printing market is characterized by rapid technological advances and downward price pressure as competing technologies mature. In addition, the Company's CYMax series of printers is a new product entry into the commercial color printing market, and there can be no assurance that there will be broad acceptance of the products in the marketplace.

The Company relies to a substantial extent on sole suppliers to manufacture several key components for use in the CYMax printers, including controllers, print heads and color printer ribbons. Because the manufacture of these components is specialized and requires long lead times, there can be no assurance that delays in the timely completion of production orders will not be caused by component vendors. Any inability to obtain adequate deliveries, or any other circumstance that would require the Company to seek alternative sources of component supply, could delay shipment of the Company's products, increase its cost of goods sold and have a material adverse effect on the Company's business, financial condition and results of operations.

Companies engaged in supplying equipment and services to U.S. government defense programs are subject to special risks including dependence on government appropriations, contract termination without cause, contract renegotiation, and the intense competition for the available defense business. Over the past several years, the Company has been significantly impacted by market changes in the U.S. Department of Defense. Department of Defense budget forecasts indicate that overall funding will continue to decrease for the foreseeable future, and accordingly, the Company anticipates that the results of its military business operations will continue to be adversely affected by such decreases.

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


                                    DATAMETRICS CORPORATION
                                    -----------------------
                                    (Registrant)



Dated: February 29, 1996            /s/ SIDNEY E. WING
      ---------------------------   --------------------------------------
                                    Sidney E. Wing
                                    President and Chief
                                    Executive Officer


Dated: February 29, 1996            /s/ JOHN J. VAN BUREN
      ---------------------------   --------------------------------------
                                    John J. Van Buren
                                    Sr. Vice President and
                                    Chief Financial Officer