Form 10-Q
period 1996-04-28
DATAMETRICS CORP
filed 1996-05-28
CIK 27082

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended April 28, 1996
                                 --------------

                                       or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 for the Transition Period from                 to
                                           ---------------    ---------------

Commission File Number  0-8567
                       -------

                            Datametrics Corporation
- -------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

       Delaware                                         95-3545701
- -------------------------------------------------------------------------------
(State or other jurisdiction                         (I.R.S. Employer
incorporation or organization)                       Identification Number)

21135 Erwin St. Woodland Hills, California               91367
- -------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

                                 (818)598-6200
- -------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                Not applicable
- -------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   x    No
    -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock. $.01 Par Value--12,197,197 shares as of May 20, 1996

CONSOLIDATED
BALANCE SHEETS                                       Datametrics Corporation
(unaudited)


                                                                April 28,    October 29,
(In thousands, except for share data)                             1996          1995
==========================================================      =========    ===========
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                      $    807      $  9,601
 Accounts receivable                                               6,180         6,578
 Inventory                                                        10,099         6,647
 Income taxes receivable                                             145           145
 Prepaid expenses                                                    220           442
 Deferred tax assets                                                 223           223
                                                                --------      --------
  Total current assets                                            17,674        23,636

Property and Equipment, At Cost:
 Machinery and equipment                                           4,775         4,160
 Furniture, fixtures & computer equipment                          2,679         2,549
 Leasehold improvements                                              475           449
                                                                --------      --------
                                                                   7,929         7,158
 Accumulated depreciation and amortization                        (4,665)       (4,205)
                                                                --------      --------
 Net property and equipment                                        3,264         2,953
Deferred Tax Assets                                                   59            59
Other Assets                                                       1,258           823
                                                                --------      --------
                                                                $ 22,255      $ 27,471
                                                                ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable                                               $  1,369      $  2,111
 Note Payable                                                      1,000            --
 Accrued commissions and payroll                                     718           817
 Accrued warranty                                                    125           125
 Other accrued liabilities                                           340           349
 Progress billing and advance payment liability                       57            --
 Redeemed Series B Preferred Stock Payable                           470           470
 Current portion of capital lease and loan obligations               389           512
                                                                --------      --------
  Total current liabilities                                        4,468         4,384

CAPITAL LEASE OBLIGATIONS                                             56            79
LONG TERM DEBT DUE AFTER ONE YEAR                                    494           609
OTHER LONG-TERM LIABILITIES                                          276           231
EXCESS OF ACQUIRED NET ASSETS OVER COST                               76           229
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
 Common stock, $.01 par value--15,000,000 shares
  authorized; 12,195,197 shares issued and
  outstanding in 1996 (11,998,451 in 1995)                           122           120
 Additional paid-in capital                                       32,415        32,120
 Accumulated deficit                                             (15,652)      (10,301)
                                                                --------      --------
  Total stockholders' equity                                      16,885        21,939
                                                                --------      --------
                                                                $ 22,255      $ 27,471
                                                                ========      ========

 See accompanying notes

CONSOLIDATED
STATEMENTS OF OPERATIONS               Datametrics Corporation

(Unaudited)


                                                             For The Three Months                     For The Six Months
                                                                    Ended                                   Ended
                                                         ----------------------------          -----------------------------
                                                          April 28,         April 30,            April 28,         April 30,
(In thousands, except share and per share data)             1996              1995                 1996              1995
=====================================================    ==========        ==========          ===========       ===========
SALES                                                     $  4,697           $  3,897             $  8,348          $  7,348
   Cost of sales                                             3,975              3,354                6,760             6,057
                                                          --------           --------             --------          --------
     Gross profit                                              722                543                1,588             1,291

OPERATING EXPENSES:
   Engineering, research & development                       1,949              1,611                3,378             2,646
   Selling, general & administrative                         1,949              1,450                3,769             2,806
                                                          --------           --------             --------          --------
                                                             3,898              3,061                7,147             5,452
                                                          --------           --------             --------          --------
     Loss from operations                                   (3,176)            (2,518)              (5,559)           (4,161)
INTEREST (INCOME)  EXPENSE                                     (16)                31                  (63)               39
AMORTIZATION OF EXCESS OF ACQUIRED NET ASSETS OVER COST        (76)               (76)                (152)             (152)
                                                          --------           --------             --------          --------

   Loss before provision for income taxes                   (3,084)            (2,473)              (5,344)           (4,048)
PROVISION (BENEFIT) FOR INCOME TAXES                             2                  2                    7                 2
                                                          --------           --------             --------          --------
NET LOSS                                                    (3,086)            (2,475)              (5,351)           (4,050)

Preferred stock dividends or accretion                          --                (16)                  --               (32)
                                                          --------           --------             --------          --------
   NET LOSS applicable to common stockholders              ($3,086)           ($2,491)             ($5,351)          ($4,082)
                                                          ========           ========             ========          ========
EARNINGS (loss) per share of common stock:
   Primary:
     NET LOSS                                               ($0.24)            ($0.24)              ($0.42)           ($0.40)
                                                          ========           ========             ========          ========
Fully diluted:
     NET LOSS                                               ($0.24)            ($0.24)              ($0.42)           ($0.40)
                                                          ========           ========             ========          ========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
   Primary                                                  12,755             10,223               12,749            10,186
   Fully diluted                                            12,755             10,223               12,749            10,186

See accompanying notes.

Consolidated
Cash Flows Statement                  Datametrics Corporation
(Unaudited)


                                                                  For The Six Month Period
                                                                          Ended
                                                          ------------------     ------------------
                                                               April 28,              April 30,
(In thousands)(Brackets denote cash outflows)                    1996                   1995
- -------------------------------------------------------   ------------------     ------------------
CASH FLOWS FROM OPERATING ACTIVITES:
  Net loss                                                     ($5,351)                ($4,050)
  Adjustments:
    Amortization of excess of acquired net assets                 (153)                   (152)
     Depreciation and amortization                                 639                     397

  Changes in balance sheet items:
     Accounts receivable                                           398                   4,670
     Inventory                                                  (3,452)                     40
     Prepaid expenses                                              222                     (11)
     Accounts payable                                             (742)                   (745)
     Accrued commissions and payroll                               (99)                   (267)
     Advance and progress payments from customers                   57                    (252)
     Other accrued liabilities                                      (9)                     92
     Other                                                        (390)                   (218)
                                                               -------                 -------
Net cash used in operating activities                           (8,880)                   (496)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures for property and equipment                 (950)                 (1,084)
                                                               -------                 -------
Net cash used in investing activities                             (950)                 (1,084)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on notes payable to bank                            1,000                     750
  Payments on notes payable to bank                                 --                  (1,350)
  Proceeds from the issuance of common stock                       297                     206
  Borrowings of long-term debt                                      --                   1,841
  Payments on long-term debt                                      (203)                    (95)
  Payments on capital lease obligations                            (58)                    (84)
                                                               -------                 -------
Net cash provided by financing activities                        1,036                   1,268
Net increase(decrease) in cash and cash equivalents             (8,794)                   (312)
Cash and cash equivalents at the beginning of the period         9,601                     988
                                                               -------                 -------
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD             $   807                 $   676
                                                               =======                 =======
Cash paid during the period for:
   Interest                                                    $    83                 $    61
   Income Taxes                                                      7                      --
Noncash investing and financing activities:
  Accretion on preferred stock                                      --                      32
  Issuance of capital lease obligations                             --                     199

See accompanying notes.

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

INVENTORY   Stockroom inventory is stated at the lower of cost (first-in, first-
out) or market. The Company evaluates at least annually its stockroom inventory for potential obsolescence or excessive levels based upon backlog and forecasted usage. Contract inventory costs include purchased materials, direct labor and manufacturing overhead. General and administrative costs are expenses in the period incurred. Inventories as of April 28, 1996 are as follows:

              Raw Material         $ 6,790,000
              Work-in Process        2,363,000
              Finished Goods           946,000
                                   -----------
                                   $10,099,000


2. On March 4, 1996 the Company renewed its bank line of credit agreement whereby it was extended to March 4,1997 on substantially the same terms.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
- ---------------------


Six Month Period Ended April 28, 1996 Compared
- ----------------------------------------------
To The Six Month Period Ended April 30, 1995
- --------------------------------------------


Sales for the six month period ended April 28, 1996 were $8,348,000, an increase of $1,000,000 or 14% compared to $7,348,000 for the same period the prior year. Sales from defense related printers declined $542,000, sales from defense related workstations increased $1,169,000 and sales from commercial products increased $373,000.

Gross profits for defense products during the six month period ended April 28, 1996 were $2,658,000 (34% of sales), an increase of $1,538,000 or 137% compared to $1,120,000 (16% of sales) for the same period the prior year. Gross profits as a percentage of sales were impacted by the Company's product mix, improved efficiency and lower overhead. Expenses related to start up of commercial production, including configuration upgrades of units in the field, amounted to approximately $1,070,000.

Research and development expenses were $3,378,000 for the six month period ended April 28, 1996, an increase of $732,000 or 28%, compared with $2,646,000 for the same period the prior year. Approximately 83% of the first half fiscal 1996 R & D expenditures related to the development of the Company's high-speed color digital printer products, compared with 84% for the first half of fiscal 1995.

Selling, general, and administrative expenses for the six month period ended April 28, 1996 were $3,769,000 (45% of sales), an increase of $963,000 or 34%
compared with $2,806,000 (38% of sales) for the same period the prior year. This increase is attributable to higher marketing expenses for the Company's high-speed digital color printer.

Interest income amounted to $63,000 ($136,000 of interest income offset by $73,000 interest expense) for the six month period ended April 28, 1996, a net increase of $102,000 compared with $39,000 of net interest expense for the same period the prior year. This increase is due to higher interest income. Amortization of excess of acquired net assets over cost was $152,000 for the six month period ended April 28, 1996 which is consistent with the $152,000 for the same period last year. The amortization is a result of the acquisition of Rugged Digital Systems, Inc. in August 1993.

The net loss for the six months ended April 28, 1996 amounted to $5,351,000, compared with a net loss of $4,082,000 for the same period in the prior year. The loss is due primarily to continued heavy spending on research and development for the Company's high speed digital color printers, which increased $732,000 compared to the period the prior year, an increase in selling, general, and administrative expenses of $963,000 and an increase in taxes of $5,000, partially offset by an increase in gross profit of $297,000 and a net increase in interest income of $102,000.

Three Month Period Ended April 28, 1996 Compared
- ------------------------------------------------
To The Three Month Period Ended April 30, 1995
- ----------------------------------------------


Sales for the three month period ended April 28, 1996 were $4,697,000, an increase of $800,000 or 21% compared to $3,897,000 for the same period the prior year. Sales from defense related printers declined $288,000, sales from defense related workstations increased $773,000 and sales from commercial products increased $355,000.

Gross profits for defense products during the three month period ended April 28, 1996 were $1,484,000 (32% of sales), an increase of $1,150,000 or 344% compared to $334,000 (8% of sales) for the same period the prior year. Gross profits as a percentage of sales were impacted by the Company's product mix, improved efficiency and lower overhead. Expenses related to start up of commercial production,including configuration upgrades on units in the field, amounted to approximately $762,000.

Research and development expenses were $1,949,000 for the three month period ended April 28, 1996, an increase of $338,000 or 21%, compared with $1,611,000 for the same period the prior year. Approximately 83% of the second quarter fiscal 1996 R & D expenditures related to the development of the Company's high-speed color digital printer products, compared with 84% for the second quarter of fiscal 1995.

Selling, general, and administrative expenses for the three month period ended April 28, 1996 were $1,949,000 (42% of sales), an increase of $499,000 or 34%
compared with $1,450,000 (37% of sales) for the same period the prior year. This increase is attributable to higher marketing expenses for the Company's high-speed digital color printer.

Interest income amounted to $16,000 ($52,000 of interest income offset by $36,000 interest expense) for the three month period ended April 28, 1996, a net increase of $47,000 compared with $31,000 of net interest expense for the same period the prior year. This increase is due to higher interest income. amortization of excess of acquired net assets over cost of was $76,000 for the three month period ended April 28, 1996 which is consistent with $76,000 for the same period last year. The amortization is a result of the acquisition of Rugged Digital in August 1993.

The net loss for the three months ended April 28, 1996 amounted to $3,086,000, compared with a net loss of $2,475,000 for the same period in the prior year. The loss is due primarily to continued heavy spending on research and development for the Company's high speed digital color printers, which increased $338,000 compared to the period the prior year and an increase in selling, general, and administrative expenses of $499,000, partially offset by an increase in gross profit of $179,000 and a decrease in net interest expense of $47,000.



                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------



The Company has a revolving line of credit agreement (the "Credit Agreement") with a bank. The advance rate is eighty percent(80%) of eligible accounts receivable, plus eighty percent(80%) of eligible progress billings receivables, to a maximum of the progress billing receivables sublimit, which will not exceed the lesser of ten percent(10%) of eligible receivables or $500,000. The lending facility is capped at $7,000,000 and expires on March 4, 1997. The interest rate is prime plus .25%. The loan is secured by substantially all the Company's assets. There was $1,000,000 outstanding balance at April 28, 1996. Total availability on the bank line of credit was $3,783,110 at April 28, 1996.

The Credit Agreement requires the Company to maintain certain financial ratios and restricts or limits the Company's ability to (i) create certain liens, (ii) convey, transfer, or sell assets, (iii) incur additional indebtedness, (iv) redeem or repurchase any class of stock, and (v) pay dividends on its preferred or common stock. The Company is in compliance with all its covenants.

From time to time the Company receives advance payments on certain contracts. These funds may be used for working capital requirements and other general corporate purposes until needed to complete the contracts. At April 28, 1996, the Company had advance payments of $57,000 in excess of costs.

The Company's working capital and current ratios at the end of fiscal years 1993, 1994, 1995 and the period ending April 28, 1996 were $8,708,000,
$12,361,000, $19,252,000 and $13,206,000 and 2.6, 3.7, 5.4 and 4.0,
respectively. Due to the Company's high level of research and development costs, marketing costs and inventory investment, the Company has experienced negative cash flow from operations of $8,883,000 for the first six months of fiscal year 1996. This situation is expected to continue for the full fiscal year 1996. The Company expects to fund its continued investment in the color printer and its military business from its working capital and the bank line of credit.

The Company expects to purchase approximately $1,400,000 of capital equipment (including capitalized leases) during all of fiscal 1996, of which $950,000 of such equipment had been purchased as of April 28, 1996. The Company's other principal commitments for fiscal 1996 are lease obligations for the Company's facility, operating leases, principal and interest due on equipment borrowings, payment for the untendered but redeemed series b preferred stock and interest due on bank borrowings.

While management is currently evaluating seeking additional financing, management expects to be able to finance the capital expenditure requirements and other commitments from working capital, borrowings from a bank line of credit, capital loans and capital leases for the remainder of the fiscal year.

BUSINESS ENVIRONMENT AND OTHER CONSIDERATIONS

As part of its diversification strategy, the company has continued to invest substantial resources in developing its commercial business. results for 1996 are expected to be impacted by continued heavy investment in the Company's CYMax high-speed color digital printer program. The Company's future success depends in large part on the timely and successful development and marketing in commercial markets of the CYMax series of high-speed color digital printers. Mass commercial implementation of the CYMax printers remains uncertain and is subject to a number of factors including, without limitation, timely completion of the Company's product offerings, acceptance of such products by the Company's targeted potential customers, the timing of the development of the various markets being targeted by the Company, the timing of development of competing color printing technologies, the availability of adequate, cost effective manufacturing capacity and the availability of adequate working capital to finance the development, manufacture and marketing of the products. The Company's exclusive distribution agreement with the A.B. Dick Company has been terminated, and the Company is pursuing oem relationships to penetrate the markets previously restricted under the exclusive agreement with A.B. Dick. The Company has not yet generated any significant revenues from the sale of its CYMax printers. If the Company is unable to complete any of these efforts in a timely manner, such failure could have a material adverse effect on the timely introduction and sales of the CYMax printers and the Company's business, financial condition and results of operations.

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

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: The statements contained in this document which are not historical facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements, including the risks and considerations included in this report and other risks detailed in the Company's Securities and Exchange Commission filings.

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a vote of security holders.

          Registrant held its Annual Meeting of Stockholders on March 19, 1996. The following matters were voted upon at the meeting:


          ELECTION OF DIRECTORS          VOTES FOR    AGAINST

             DANN V. ANGELOFF            10,750,636   108,185
             RICHARD A. FOSTER           10,750,576   108,245
             BURTON L. KAPLAN            10,750,411   108,410
             RICHARD W. MUCHMORE         10,750,586   108,235
             GARLAND S. WHITE            10,750,776   108,045
             SIDNEY E. WING              10,749,301   109,520
             KENNETH ZEIGER              10,750,601   108,220

          Increase the number of authorized shares of Common Stock from
15,000,000 to 20,000,000 shares   Votes for:                   10,402,483
                                  Votes against:                  400,306
                                  Abstentions/Broker Non-Votes:    56,032


          Approval of the Company's 1995 Stock Option Plan
                                  Votes for:                    4,449,509
                                  Votes against:                  493,449
                                  Abstentions/Broker Non-Votes: 5,865,863


Approval of the Company's Employee Qualified Stock Purchase Plan
                                  Votes for:                    4,995,085
                                  Votes against:                  398,231
                                  Abstentions/Broker Non-Votes: 5,465,505


Item 6.   Exhibits and Reports on Form 8-k


          (a)  List of Exhibits:
               ----------------

                Exhibit
                Numbers              Description of Exhibits
                -------              -----------------------
                  10.72         Addendum to Security and Loan Agreement
                                March 4,1996

                  27.1          Financial Data Schedule.

          (b)  Reports on Form 8-k.
               --------------------

               None.

                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by its duly authorized representatives.


                                       DATAMETRICS CORPORATION
                                       -----------------------

                                       (Registrant)



DATED: May 28, 1996                    /s/ SIDNEY E. WING
       ----------------------          ------------------------------------

                                       Sidney E. Wing
                                       President and Chief
                                       Executive Officer




DATED: May 28, 1996                    /s/ JOHN J. VAN BUREN
       ----------------------          ------------------------------------

                                       John J. Van Buren
                                       Sr. Vice President and
                                       Chief Financial Officer