Form 10-Q
period 1996-07-28
DATAMETRICS CORP
filed 1996-08-28
CIK 27082

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended July 28, 1996
                                 -------------

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
Yes   X    No
   -------    -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock. $.01 Par Value--12,221,908 shares as of August 20, 1996

CONSOLIDATED
BALANCE SHEETS                       Datametrics Corporation
(unaudited)

(In thousands, except for share data)                        1996                1995
====================================================       =========          =========
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                  $   335           $  9,601
  Accounts receivable                                          5,719              6,578
  Inventory                                                   10,185              6,647
  Income taxes receivable                                        145                145
  Prepaid expenses                                               191                442
  Deferred tax assets                                            223                223
                                                             -------            -------
    Total current assets                                      16,798             23,636

Property and Equipment, At Cost:
  Machinery and equipment                                      4,823              4,160
  Furniture, fixtures & computer equipment                     2,661              2,549
  Leasehold improvements                                         475                449
                                                             -------            -------
                                                               7,959              7,158
  Accumulated depreciation and amortization                   (4,876)            (4,205)
                                                             -------            -------
  Net property and equipment                                   3,083              2,953
Deferred Tax Assets                                               59                 59
Other Assets                                                   1,258                823
                                                             -------            -------
                                                             $21,198            $27,471
                                                             =======            =======
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                            $2,878             $2,111
  Note Payable                                                 1,000                 --
  Accrued commissions and payroll                                634                817
  Accrued warranty                                               125                125
  Other accrued liabilities                                      243                349
  Progress billing and advance payment liability                  90                 --
  Redeemed Series B Preferred Stock Payable                      383                470
  Current portion of capital lease and loan obligations          520                512
                                                             -------            -------
    Total current liabilities                                  5,873              4,384

CAPITAL LEASE OBLIGATIONS                                         32                 79
LONG TERM DEBT DUE AFTER ONE YEAR                                828                609
OTHER LONG-TERM LIABILITIES                                      297                231
EXCESS OF ACQUIRED NET ASSETS OVER COST                           --                229
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value--15,000,000 shares
     authorized; 12,221,908 shares issued and
     outstanding in 1996 (12,031,582 in 1995)                    122                120
  Additional paid-in capital                                  32,527             32,120
  Accumulated deficit                                        (18,481)           (10,301)
                                                             -------            -------
    Total stockholders' equity                                14,168             21,939
                                                             -------            -------
                                                             $21,198            $27,471
                                                             =======            =======

See accompanying notes

CONSOLIDATED
STATEMENTS OF OPERATIONS             Datametrics Corporation

(Unaudited)

                                                            For The Three Months        For The Nine Months
                                                                   Ended                       Ended
                                                            --------------------        --------------------
                                                             July 28,   July 30,        July 28,    July 30,
(In thousands, except share and per share data)               1996        1995            1996        1995
=======================================================     =========   ========        ========   =========
SALES                                                        $ 5,931     $ 4,790         $14,279     $12,138
   Cost of sales                                               4,956       3,876          11,716       9,933
                                                             -------     -------         -------     -------
     Gross profit                                                975         914           2,563       2,205

OPERATING EXPENSES:
   Engineering, research & development                         1,116       1,688           4,494       4,334
   Selling, general & administrative                           2,684       1,455           6,453       4,261
                                                             -------     -------         -------     -------
                                                               3,800       3,143          10,947       8,595
                                                             -------     -------         -------     -------
     Loss from operations                                     (2,825)     (2,229)         (8,384)     (6,390)
INTEREST (INCOME)  EXPENSE                                        64          (4)              1          35
AMORTIZATION OF EXCESS OF ACQUIRED NET ASSETS OVER COST          (77)        (77)           (229)       (229)
                                                             -------     -------         -------     -------

   Loss before provision for income taxes                     (2,812)     (2,148)         (8,156)     (6,196)
PROVISION (BENEFIT) FOR INCOME TAXES                              17          18              24          20
                                                             -------     -------         -------     -------
NET LOSS                                                      (2,829)     (2,166)         (8,180)     (6,216)

Preferred stock dividends or accretion                            --         (16)             --         (48)
                                                             -------     -------         -------     -------
   NET LOSS applicable to common stockholders                $(2,829)    $(2,182)        $(8,180)    $(6,264)
                                                             =======     =======         =======     =======
EARNINGS (loss) per share of common stock:
   Primary:
     NET LOSS                                                $ (0.23)    $ (0.20)        $ (0.64)    $ (0.60)
                                                             =======     =======         =======     =======
Fully diluted:
     NET LOSS                                                $ (0.23)    $ (0.20)        $ (0.64)    $ (0.60)
                                                             =======     =======         =======     =======

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
   Primary                                                    12,491      11,137          12,709      10,444
   Fully diluted                                              12,491      11,137          12,709      10,444

See accompanying notes.

Consolidated
Cash Flows Statement                      Datametrics Corporation
(Unaudited)


                                                                For The Nine Month Period
                                                                          Ended
                                                                -------------------------
                                                                 July 28,        July 30,
(In thousands)(Brackets denote cash outflows)                      1996           1995
- ---------------------------------------------------             ----------     ---------
CASH FLOWS FROM OPERATING ACTIVITES:
  Net loss                                                      $(8,180)         $(6,216)
  Adjustments:
    Amortization of excess of acquired net assets                  (229)            (228)
     Depreciation and amortization                                  986              646
     Loss on disposal of assets                                      12               --

  Changes in balance sheet items:
     Accounts receivable                                            859            4,113
     Inventory                                                   (3,538)            (642)
     Prepaid expenses                                               251              (52)
     Accounts payable                                               767             (146)
     Accrued commissions and payroll                               (183)            (278)
     Advance and progress payments from customers                    90             (445)
     Other accrued liabilities                                     (106)              64
     Income taxes                                                    --              325
     Other                                                         (369)              11
                                                                 ------          -------
Net cash used in operating activities                            (9,640)          (2,848)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures for property and equipment                (1,128)          (1,226)
                                                                 ------          -------
Net cash used in investing activities                            (1,128)          (1,226)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on notes payable to bank                             2,800            1,950
  Payments on notes payable to bank                              (1,800)          (2,550)
  Proceeds from the issuance of common stock                        409           17,439
  Payment on Series B Preferred Stock                               (87)              --
  Borrowings of long-term debt                                      565            1,841
  Payments on long-term debt                                       (308)            (714)
  Payments on capital lease obligations                             (77)            (121)
                                                                 ------          -------
Net cash provided by financing activities                         1,502           17,845
Net increase(decrease) in cash and cash equivalents              (9,266)          13,771
Cash and cash equivalents at the beginning of the period          9,601              988
                                                                 ------          -------
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD               $  335          $14,759
                                                                 ======          =======
Cash paid during the period for:
   Interest                                                      $  130          $   136
   Income Taxes(refund)                                              24             (325)
Noncash investing and financing activities:
  Accretion on preferred stock                                       --               48
  Issuance of capital lease obligations                              --              199

                         NOTES TO FINANCIAL STATEMENTS

                                 July 28, 1996
                                  (Unaudited)

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

INVENTORY Stockroom inventory is stated at the lower of cost (first-in, first-out) or market. The Company evaluates at least annually its stockroom inventory for potential obsolescence or excessive levels based upon backlog and forecasted usage. Contract inventory costs include purchased materials, direct labor and manufacturing overhead. General and administrative costs are expenses in the period incurred. Inventories as of July 28, 1996 are as follows:


                        Raw Material         $6,981,000
                        Work-in Process       2,239,000
                        Finished Goods          965,000
                                             ----------
                                            $10,185,000

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
- ---------------------


Nine Month Period Ended July 28, 1996 Compared
- ----------------------------------------------
To The Nine Month Period Ended July 30, 1995
- --------------------------------------------


Sales for the nine month period ended July 28, 1996 were $14,279,000, an increase of $2,141,000 or 18% compared to $12,138,000 for the same period the prior year. Sales from defense related printers declined $38,000, sales from defense related workstations increased $1,297,000 and sales from commercial products increased $882,000. The Company has not yet generated any significant revenues from the sale of its CYMax printers.

Gross profits for defense products during the nine month period ended July 28, 1996 were $4,389,000 (32% of sales), an increase of $2,075,000 or 90% compared to $2,314,000 (20% of sales) for the same period the prior year. Gross profits as a percentage of sales were impacted by the Company's product mix, improved efficiency and lower overhead. Expenses related to start up of commercial production, including configuration upgrades of units in the field, amounted to approximately $1,826,000.

Research and development expenses were $4,494,000 for the nine month period ended July 28, 1996, an increase of $160,000 or 4%, compared with $4,334,000 for the same period the prior year. Approximately 83% of the first nine months fiscal 1996 R & D expenditures related to the development of the Company's high-speed color digital printer products, compared with 81% for the same period of fiscal 1995.

Selling, general, and administrative expenses for the nine month period ended July 28, 1996 were $6,453,000 (45% of sales), an increase of $2,192,000 or 51%
compared with $4,261,000 (35% of sales) for the same period the prior year. This increase is attributable primarily to higher marketing expenses for the Company's high-speed digital color printer.

Interest expense amounted to $1,000 ($140,000 of interest income offset by $141,000 interest expense) for the nine month period ended July 28, 1996, a net decrease of $34,000 compared with $35,000 of net interest expense for the same period the prior year. This decrease is due to higher interest income. Amortization of excess of acquired net assets over cost was $229,000 for the nine month period ended July 28, 1996 which is consistent with the $229,000 for the same period last year. The amortization is a result of the acquisition of Rugged Digital Systems, Inc. in August 1993.

The net loss for the nine months ended July 28, 1996 amounted to $8,180,000, compared with a net loss of $6,216,000 for the same period in the prior year. The loss is due primarily to continued heavy spending on research and development for the Company's high speed digital color printers, which increased $160,000 compared to the period the prior year, an increase in selling, general, and administrative expenses of $2,192,000 and an increase in taxes of $4,000, partially offset by an increase in gross profit of $358,000 and a net decrease in interest expense of $34,000.

Three Month Period Ended July 28, 1996 Compared
- -----------------------------------------------
To The Three Month Period Ended July 30, 1995
- ---------------------------------------------


Sales for the three month period ended July 28, 1996 were $5,931,000, an increase of $1,141,000 or 24% compared to $4,790,000 for the same period the prior year. Sales from defense related printers increased $682,000, sales from defense related workstations increased $128,000 and sales from commercial products increased $331,000. The Company has not yet generated significant revenues from the sale of its CYMax printers.

Gross profits for defense products during the three month period ended July 28, 1996 were $1,731,000 (29% of sales), an increase of $538,000 or 45% compared to $1,193,000 (25% of sales) for the same period the prior year. Gross profits as a percentage of sales were impacted by the Company's product mix, improved efficiency and lower overhead. Expenses related to start up of commercial production, including configuration upgrades on units in the field, amounted to approximately $756,000.

Research and development expenses were $1,116,000 for the three month period ended July 28, 1996, a decrease of $572,000 or 34%, compared with $1,688,000 for the same period the prior year. The decrease is due to the level of product maturity of the CYMax printer, with current expenditures relating to enhancements of the printer. Approximately 81% of the third quarter fiscal 1996 R & D expenditures related to the development of the Company's high-speed color digital printer products, compared with 76% for the third quarter of fiscal 1995.

Selling, general, and administrative expenses for the three month period ended July 28, 1996 were $2,684,000 (45% of sales), an increase of $1,229,000 or 84%
compared with $1,455,000 (30% of sales) for the same period the prior year. This increase is attributable primarily to higher marketing expenses for the Company's high-speed digital color printer.

Interest expense amounted to $64,000 ($68,000 of interest expense offset by $4,000 interest income) for the three month period ended July 28, 1996, a net increase of $68,000 compared with $4,000 of net interest income for the same period the prior year. This increase is due to borrowings on the Company's bank line of credit during the three months ended July 28,1996. Amortization of excess of acquired net assets over cost was $77,000 for the three month period ended July 28, 1996 which is consistent with $77,000 for the same period last year. The amortization is a result of the acquisition of Rugged Digital in August 1993.

The net loss for the three months ended July 28, 1996 amounted to $2,829,000, compared with a net loss of $2,166,000 for the same period in the prior year. The loss is due primarily to continued heavy spending on research and development and sales and marketing expense for the Company's high speed digital color printers coupled with as yet insignificant sales of CYMax printers. The increased loss for the three month period was caused by the increase in selling, general, and administrative expenses of $1,229,000, and an increase in net interest expense of $68,000 partially offset by the $572,000 reduction in research and development expense, an increase in gross profit of $61,000, and a decrease in taxes of $1,000.

                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------


The Company has a revolving line of credit agreement (the "Credit Agreement") with a bank. The advance rate is eighty percent(80%) of eligible accounts receivable, plus eighty percent(80%) of eligible progress billings receivables, to a maximum of the progress billing receivables sublimit, which will not exceed the lesser of ten percent(10%) of eligible receivables or $500,000. The lending facility is capped at $7,000,000 and expires on March 4, 1997. The interest rate is prime plus .25%. The loan is secured by substantially all the Company's assets. There was a $1,000,000 outstanding balance at July 28, 1996. Total availability on the bank line of credit was $3,044,843 at July 28, 1996.

The Credit Agreement requires the Company to maintain certain financial ratios and restricts or limits the Company's ability to (i) create certain liens, (ii) convey, transfer, or sell assets, (iii) incur additional indebtedness, (iv) redeem or repurchase any class of stock, and (v) pay dividends on its preferred or common stock. The Company is in compliance with all its covenants.


From time to time the Company receives advance payments on certain contracts. These funds may be used for working capital requirements and other general corporate purposes until needed to complete the contracts. At July 28, 1996, the Company had no advance payments in excess of costs.

The Company's working capital and current ratios at the end of fiscal years 1993, 1994, 1995 and the period ending July 28, 1996 were $8,708,000,
$12,361,000, $19,252,000 and $10,925,000 and 2.6, 3.7, 5.4 and 2.9,
respectively. Due to the Company's high level of research and development costs, marketing costs, inventory investment, and the low level of CYMax revenues, the Company has experienced negative cash flow from operations of $9,640,000 for the first nine months of fiscal year 1996. This situation is expected to continue for the full fiscal year 1996.

The Company expects to purchase approximately $1,250,000 of capital equipment (including capitalized leases) during all of fiscal 1996, of which $1,128,000 of such equipment had been purchased as of July 28, 1996. The Company's other principal commitments for fiscal 1996 are lease obligations for the Company's facility, operating leases, principal and interest due on equipment borrowings, payment for the untendered but redeemed Series B Preferred Stock and interest due on bank borrowings.

Management is currently evaluating additional financing alternatives to continue the development, marketing and manufacture of the Company's CYMax printers. Management expects to be able to finance the capital expenditure requirements and other commitments from working capital, borrowings from the bank line of credit, capital loans and capital leases for the remainder of the fiscal year. The Company is currently dependent upon increased CYMax sales to finance its commercial operations in the next fiscal year. There can be no assurance, however, that it will achieve such sales volumes.


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

PART II.  OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K

        (a)  List of Exhibits:
             ----------------

              Exhibit 27 - Financial Data Schedule.



        (b)  Reports on Form 8-K.
             --------------------


             The Company filed a Current Report on Form 8-K dated August 9,
               1996, under Item 5 relating to the First Amendment to the Restated By-laws of the Company, dated August 6, 1996

                                    SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by its duly authorized representatives.


                                           DATAMETRICS CORPORATION
                                           -----------------------

                                           (Registrant)



Dated:   August 27, 1996                    /s/ SIDNEY E. WING
       ------------------------------      ----------------------------
                                           Sidney E. Wing
                                           President and Chief
                                           Executive Officer




Dated:   August 27, 1996                   /s/ JOHN J. VAN BUREN
       ------------------------------     -----------------------------

                                           John J. Van Buren
                                           Sr. Vice President and
                                           Chief Financial Officer