Form 10-K
period 1996-10-27
DATAMETRICS CORP
filed 1997-01-24
CIK 27082

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K
(MARK ONE)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                  FOR THE FISCAL YEAR ENDED OCTOBER 27, 1996

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

             TITLE OF EACH CLASS               NAME OF EACH EXCHANGE ON WHICH REGISTERED
         Common Stock, .01 par value                    American Stock Exchange

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to thisForm 10-K. [X]

  The aggregate market value of the voting stock held by non-affiliates of the Registrant (based on the closing price of such stock as reported by the American Stock Exchange on January 15, 1997 was approximately $12,224,000.

  The number of shares outstanding of the Registrant's Common Stock, as of the latest practicable date:
  12,304,510 shares of Common Stock as of January 15, 1997.

                               ----------------
                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Datametrics Corporation definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended October 27, 1996 are incorporated by reference into Part III.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS.

GENERAL

  Datametrics Corporation ("Datametrics" or "the Company") designs, develops and sells high-speed color printers, high-resolution non-impact printer/plotters and ruggedized computers, printers and workstations. The Company is focused on its core product line of ruggedized printers and the continuing development and manufacture of high-performance, high-reliability communication workstations.

  In October 1996, the Company idled the manufacture and marketing of its CYMax series of high-speed color digital printers. This decision was made as a result of the burdensome development and marketing expenses relative to the CYMax printers which experienced an indifferent market reception. In conjunction with this decision, the management of Datametrics undertook a thorough marketing and operational feasibility study of the Company's proprietary Concurrent Transfer Imaging ("CTI") technology and its potential applications. The Company believes that a complete understanding and review of competitive conditions relating to its proprietary CTI technology may offer potential opportunities in the high-speed color digital printer market; however, the Company's decision to proceed in this market will be based upon the findings and recommendations of its marketing and operational feasibility study expected to be completed by the end of the second quarter of fiscal 1997.

  On October 8, 1996, a new Board of Directors was elected, effecting a change in control of the Company. This change in control was brought about by a group of stockholders who were dissatisfied with the strategic direction and financial performance of the Company. On October 24, 1996, the Company announced that it had accepted the resignations of four senior executives, three members of the Board of Directors and had reduced its work force by laying off 35 out of a total of 151 employees. These measures were undertaken based upon the new Board of Directors' assessment of the Company's business performance during the past several years, the then financial and operational position of the Company and the perceived immediate need to implement new cost control policies and procedures. As a result of these changes, the Company recorded non-recurring charges of $5,518,000 in the fourth quarter 1996.

  The new Board of Directors believes that the management changes and staff reductions, in concert with broad, newly designed cost control policies begun in October 1996, will permit the Company to strengthen its core government business operations, to facilitate the expeditious completion of its marketing and operational study of its high-speed color printer product line and align the Company's workforce to efficient staffing levels.

  In November 1996, the Board of Directors took steps to merge the Company's two wholly-owned subsidiaries, Datametrics Technology Systems Corporation and Datametrics Service Corporation, into the parent company, Datametrics Corporation. This action is consistent with and supports the Company's decision to eliminate the distinction of separate defense and commercial business units within the Company.

  The Company was incorporated in California in October 1962 and was reincorporated in Delaware in April 1987. The Company's offices are located at 21135 Erwin Street, Woodland Hills, California 91367, and its telephone number is (818) 598-6200.

COMPANY BACKGROUND

  The Company pioneered the development of high-speed, non-impact printers for tactical military applications. At present, ruggedized printers remain the Company's core product line, and the U.S. Government (or the prime contractors to the U.S. Government ) remains its largest source of revenue. Building from this base, the Company has developed and manufactured other high-performance, high-reliability electronics communications equipment for aerospace, defense, industrial and commercial markets. The Company's current product line includes printers, printer/plotters and ruggedized computers and workstations with diverse capabilities ranging from stringent military specifications to varying commercial standards.

  Over the past several fiscal years, the Company has been significantly impacted by market changes in the U.S. Department of Defense ("DoD"). DoD budget forecasts indicate that overall funding will continue to decrease for the foreseeable future. The Company's primary response to these adverse defense market conditions has been to develop and aggressively pursue industrial and international opportunities for its ruggedized printers and electronic communications equipment, expand its core ruggedized product line and to study strategic and operational issues relating to its high-speed digital color printer technology. The Company believes that despite the DoD budget forecast of overall funding decreases, revenues attributable to its core product line will enjoy modest growth as a result of its competitive position as a defense contractor and as a result of industrial and international market opportunities.

DEFENSE PRODUCTS

  The Company designs, develops, manufactures and sells mil-spec (military specification) and ruggedized computers, workstations and printers for use in DoD applications. Products sold by the Company into the DoD markets can be categorized into three basic groups: mil-spec printers, ruggedized computers, and ruggedized printers. For the fiscal year ended October 27, 1996, approximately 61% of the Company's revenues were derived from DoD business, which includes contractors with U.S. government contracts as well as the DoD itself.

  Mil-spec products are designed specifically to meet military requirements and must meet the stringent requirements for operation in adverse environments, including shock, vibration, extreme temperatures and, in some cases, nuclear radiation. Being so designed, these products are more reliable and significantly more expensive than ruggedized or industrial products (products designed for benign environments as are experienced in commercial applications). Industrial products can be used in selected military environments and are significantly less expensive than the mil-spec products. The broader intermediary category is the ruggedized products. These products are generally configured to be operated in some adverse environments but do not meet full mil-spec requirements.

  Military Printers. The Company manufactures a wide range of printers which are categorized as either mil-spec or ruggedized. These printers utilize thermal printing, impact printing and laser printing technologies. These printers are purchased and utilized by the DoD as well as by companies and organizations which manufacture, sell or use data processing or data communications systems that require "hard copy" printouts. The Company's products are incorporated into these systems. The military printers have a greater reliability than the conventional commercial printers and are designed to work in severe environmental applications. The design and component selection allow the Company's printers to withstand certain of the effects of dirt and grime, corrosion, droppage, bullets, moisture, extremes in hot and cold temperature, and in some cases, nuclear radiation. In connection with the U.S. Government military peripheral standardization programs, the DoD has approved and assigned nomenclature (military identification) to standard computer peripherals for its defense systems. Several of the Company's printers have been included in this standardization program, enabling the armed services to select the Company's printers for new systems without incurring the expense of developing new printer documentation for each system. The Company believes that the inclusion of the Company's printers in this standardization program influenced the purchase of its printers on several defense programs.

  The Company's high-resolution thermal printers utilize a thermal direct imaging method of printing. In the past, printers utilizing the thermal printing process generally could not meet the specifications required in certain rigorous environments. Due to technological improvements, thermal printers can now be built to operate in adverse environments while providing quiet and reliable printing operations. The Company has developed a low cost impact printer as well as a ruggedized laser printer, which are targeted at the low end of the severe environment market. These ruggedized products utilize commercial components, some industrial (high-reliability, military rated) components, and are encased in a rugged case to withstand moderately severe environments.

  The Company has experienced the highest sales volume of full mil-spec printers with its DmC 1600 printer/plotter. These printers are used for the U.S. Navy's Tactical Flag Command Center ("TFCC"). The TFCC system provides the hard copy data utilized by the Fleet Commander when tactical decisions are required during crisis situations. The TFCC system is proposed for most of the Navy's nuclear super aircraft carriers and cruisers. In addition, the DmC 1600's are used for the U.S. Navy standard display consoles that are utilized on virtually every fighting ship in the fleet. This printer is qualified for the Navy's rigorous environmental standards. A special version of the DmC 1600 printer is being used for the U.S. Army REGENCY NET secure communications systems, the U.S. Navy's on-board anti-submarine warfare training program, and the MILSTAR Communications Satellite Program, the DoD's global communications system.

  The Company's DmC 1900 Model, a high resolution color printer/plotter, is used by the U.S. Navy. This product line utilizes the thermal transfer process to produce high-resolution, full color images on plain paper. The thermal transfer technology used with respect to the DmC Series 1900 differs from the direct imaging thermal process in that it uses plain paper and a multi-colored ribbon instead of direct imaging paper. These products provide between 40,000 and 90,000 pixels (picture elements) per square inch and up to 16,000,000 colors, shades or tones. This printer is used by U.S. Navy for utilization within a number of Aegis subsystems. The military color printer market has been slow to develop due to cost considerations, however, the Company has developed a new lower cost ruggedized printer which it believes should enjoy higher sales.

  Ruggedized Computers. The Company's ruggedized products combine environmental and mechanical engineering technology with computer technology to produce products that perform identically to commercial counterparts, but are able to operate in adverse environments. The Company offers ruggedized versions of computer devices and peripherals encased in shock, vibration and temperature resistant housing for products of equipment manufacturers such as Digital Equipment Corporation, (DEC), Hewlett-Packard Company, Silicon Graphics Inc., Sun Microsystems Inc., and Cray Research. This process often requires the Company to design and manufacture cases, controls, backplanes and power supplies. These products require much shorter development and testing periods than mil-spec products. As such, these products allow the military to deploy state-of-the-art computer technology rapidly, at a price greatly reduced from full mil-spec systems. These timing and price factors are responsive to current U.S. Government trends.

  A substantial portion of the Company's ruggedized products revenue is derived from the sale of workstations into the international marketplace. Workstations have been sold into the Japanese P-3 maritime patrol aircraft program. Other sales have been to France, Italy and Israel. This marketplace continues to be active for these products.

  International Military. The Company believes that international markets offer promising growth opportunities for the Company's high-end monochrome and color printers and ruggedized printer, computers and workstations. As the U.S. Government funding continues to decrease, other countries are increasing theirs, specifically the Pacific Rim. These countries are assuming more of the burden of their defense roles as the U.S. military reduces its presence. The Company continues to be aggressive in the international marketplace, though there is greater inherent risk.

  Distribution and Sales. Defense products are distributed both domestically and internationally through the Company's sales force. The Company employs its own direct sales force to sell within North America. This force is supported in certain regions by independent, commission-only sales representatives.

SIGNIFICANT CUSTOMERS AND MATTERS CONCERNING DOD BUSINESS

  Most of the customers for the Company's products are the DoD and prime contractors under programs funded by the DoD. For the fiscal years ended October 27, 1996, October 29, 1995, and October 30, 1994, direct and indirect DoD business represented approximately 61%, 79% and 85%, respectively, of the Company's revenues. Since the Company's products are intended to function as subsystems, they are sold to customers which manufacture, sell or use data processing or data communication systems which involve a processing, printing, recording or data entry function for which the Company's products are suited. While the Company may be a subcontractor on a government program with an aggregate budget of billions of dollars extending over as much as a ten-year period, the Company's share of the budget for any major program is relatively small.

  In the fiscal year ended October 27, 1996, the Company's five largest customers in sales, Lockheed Martin (15.5%), Digital Equipment Corporation (15.4%), GTE (11.3%), DoD (9.9%), Raytheon (9.9%), accounted for an aggregate of 62.0% of total Company sales. The loss of any one of these customers could have a material adverse impact on the results of operations and financial condition of the Company.

  In the fiscal year ended October 29, 1995, the Company's five largest customers in sales, U.S. Government (14.3%), Computing Devices Canada (11.5%), Rockwell International (8.8%), Martin Marietta (8.7%), and E-Systems (8.4%), accounted for an aggregate of 51.7% of total Company sales.

  Companies which are engaged primarily in supplying equipment and services, directly or indirectly, to the U.S. Government are subject to special risks including dependence on government appropriations, termination without cause, contract renegotiation and competition for the available DoD business. Over the past several years, the Company has been significantly impacted by market changes in the DoD. DoD budget forecasts indicate that overall funding will continue to decrease for the foreseeable future.

  The Company's DoD-related contracts provide for the right to audit the Company's cost records and are subject to defective pricing regulation. Management does not believe that it has any material exposure of this sort on any such contracts. Accordingly, no provisions have been made in the Company's accounts in connection with defective pricing regulation.

HIGH-SPEED COLOR DIGITAL PRINTER

  In fiscal 1994, the Company began an intensive program to develop a high-speed color digital printer for the short-run production printer market. After significant development and marketing costs, coupled with limited market success, the Company in October 1996 idled all manufacture and marketing of its CYMax product line to permit a comprehensive strategic and operational feasibility study of its overall CTI technology and its potential applications. The conclusions and recommendations of this study are expected to be presented to the Company's Board of Directors by the end of the second quarter of fiscal 1997.

CERTAIN MARKET CONSIDERATIONS

  The markets served by the Company are characterized by rapid technological advances, downward price pressure in the marketplace as technologies mature, changes in customer requirements and frequent new product introductions and enhancements. The Company's business requires ongoing research and development efforts and expenditures, and its future success will depend on its ability to enhance its current products, reduce product costs and develop and introduce new products that keep pace with technological developments in response to evolving customer requirements. The Company's failure to anticipate or respond adequately to technological developments could result in a loss of anticipated future revenues and impair the Company's competitiveness.

SERVICE

  Pursuant to maintenance agreements, repair orders or warranty provisions, the Company generally services its printers with its own employees at its facility. In-house, non-warranty repairs and maintenance service provided 8.1% of the Company's sales in fiscal 1996. For both military and commercial products, the Company's standard warranty period is 90 days, although longer warranty periods are available at customer request for an additional charge.

  Sales of spare parts for the Company's products amounted to 11.6% of fiscal 1996 revenue. The Company also sells documentation, such as handbooks, operational manuals, schematics and other technical data to assist its customers in maintaining their own equipment.

BACKLOG

  The Company's backlog of funded orders not yet recognized as revenue at October 30, 1994, October 29, 1995, and October 27, 1996 was approximately $10,400,000, $9,190,000 and $7,675,000, respectively.

Approximately all of the October 27, 1996 backlog is expected to be delivered during the fiscal year ending October 26, 1997.

  Approximately 75% of the Company's backlog consists of orders which are subject to termination at the convenience of the customer at any time. In the event of such a termination, the Company is entitled to receive reimbursement for its costs and, as long as the contract would have been profitable, negotiated profit.

SOURCES OF SUPPLY

  The Company is generally not dependent upon any one supplier for any raw material or component which it purchases, and there are available alternative sources for such raw materials and components. The Company is currently dependent, however, on certain OEM suppliers for components used in its ruggedized computer devices and peripherals. The Company has year-to-year renewable supply agreements with suppliers which have been renewed in prior years. In the event any of these contracts are not renewed, however, the Company's business would be materially and adversely impacted because the Company would have to purchase similar components upon substantially less favorable terms and conditions.

COMPETITION

  The Company competes in each of its target markets against other companies, many of which have substantially greater financial, technical, marketing, distribution and other resources than the Company. The principal competitive factors in the markets in which the Company participates are image quality, product performance and price.

  In domestic and international defense markets, the Company's principal competitors are North Atlantic Industries, Inc., Miltope and Aydin. In addition, many airborne electronic data processing and communications prime contractors have the capability of manufacturing military and airborne products, and several such companies do presently manufacture products performing functions similar to the Company's products. In almost all cases, these companies have substantially greater financial and technological resources than the Company. In certain applications, the Company's printers are higher in price than those of its competitors, and many of its competitors have more experience in the markets for lower-cost military printers than the Company. Management believes, however, that the Company's printers usually perform at higher speed and with greater reliability in extreme environments.

INTELLECTUAL PROPERTY RIGHTS

  It is the Company's policy to obtain appropriate proprietary rights protection for any potentially significant new technology acquired or developed by the Company. The Company has a trademark registration covering its "DmC"(R) logo. The Company has been granted two U.S. patents relating to its high-speed color digital printer technology. The Company also has several U.S. patent applications pending relating to its high-speed color digital printer. There can be no assurance, however, that any patents will be granted pursuant to these various applications in the U.S. and abroad.

  In addition, the Company relies on copyright and trade secret laws to protect its proprietary rights. The Company attempts to protect its trade secrets and other proprietary information through agreements with customers and suppliers, proprietary information agreements with the Company's employees and consultants and other similar measures. There can be no assurance, however, that the Company will be successful in protecting its trade secrets and other proprietary information.

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

  The Company expended approximately $2,297,000, $6,151,000 and $5,557,000 on research and development during the fiscal years ended October 30, 1994, October 29, 1995 and October 27, 1996, respectively. The research and development expenses incurred in fiscal 1994 through 1996 related to product development of a high-speed color digital printer and a low-cost ruggedized black and white printer, as well as enhancements to existing products. Research and development expenses relating to the Company's high-speed color digital printer were primarily for the development of the CYMax printer and ongoing image quality improvements.

EMPLOYEES

  As of October 27, 1996, the Company employed 112 persons on a full-time basis. None of the Company's employees is represented by a union or is subject to a collective bargaining agreement. The Company believes that its relations with its employees are good.

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

ITEM 2. PROPERTIES.

  The Company's operations are conducted from a 65,000 square foot facility in Woodland Hills, California. The facility lease provides for a ten-year term through July 2004, with options for the Company to terminate the lease after eight years and to extend the lease for an additional five years. An additional 10,000 square foot facility, also located in Woodland Hills, California, was used for the assembly and final test of the Company's CYMax printers. This facility was closed on December 15, 1996. Management believes that its facility is suitable and adequate for the Company's current needs.

ITEM 3. LEGAL PROCEEDINGS.

  While the Company is from time to time subject to ordinary routine litigation incidental to its business, it is not presently a party to any pending legal proceedings from its general operations.

  The Company is, however, subject to one pending suit brought by three former officers whose relationships with the Company terminated as a result of the Company's restructuring. On January 13, 1997, the Company was served with a summons and complaint in an action brought by three former officers against the Company in the Superior Court of the State of California for Los Angeles County. The action seeks damages from the Company based upon amounts allegedly due to the former officers under separate severance agreements each dated October 7, 1996 (the "Severance Agreements") and an alleged implied promise not to terminate the employment of the former officers without good cause. The complaint does not state the specific amount of damages being sought by the plaintiffs. The Company intends to vigorously defend the action, by, among other things, asserting the invalidity of the Severance Agreements. The Company also intends to bring counterclaims, alleging breaches of fiduciary duty on the part of the plaintiffs relating to the entering into of the Severance Agreements as well as to various other transactions and other claims arising out of the period of time that the Company was being managed by the former officers.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  None.

                       EXECUTIVE OFFICERS OF THE COMPANY

  The following table sets forth certain information concerning the executive officers of the Company as of January 19, 1997.

         NAME          AGE                       POSITIONS
         ----          ---                       ---------
 Daniel P. Ginns        46 Chairman of the Board of Directors since October 9,
                           1996 and Chief Executive Officer since October 24,
                           1996. Mr. Ginns is also the President of Belmont
                           Capital, Inc.
 Adrien A. Maught, Jr.  47 President since January 3, 1997; Chief Operating
                           Officer and Interim Chief Financial Officer since
                           October 24, 1996; Director since October 9, 1996.
                           Mr. Maught is also the President of the Adrien A.
                           Maught Company.
 Kenneth S. Polak       41 Assistant Secretary since November 4, 1996;
                           Controller since July 1, 1990; Director of Financial
                           Analysis since May 8, 1989
 Martin E. Weisberg     46 Secretary since October 8, 1996; Partner at Parker
                           Chapin Flattau & Klimpl, LLP

  No family relationship exists between any of the individuals named above. There were no arrangements or understandings between any officer and any other person pursuant to which he was selected an officer.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

  Datametrics Corporation's common stock has been listed on the American Stock Exchange (Symbol DC) since July 26, 1988. The high and low sales prices for the common stock as reported by the American Stock Exchange are set forth in the following table.

      FISCAL 1996 QUARTER ENDED                                  HIGH     LOW
      -------------------------                                -------- --------
      January 28.............................................. $ 9 9/16 $6 5/8
      April 28................................................   9 3/8   5 3/4
      July 28.................................................   8 7/8   2 5/16
      October 27..............................................   3 7/16    7/8
      FISCAL 1995 QUARTER ENDED                                  HIGH     LOW
      -------------------------                                -------- --------
      January 29.............................................. $ 6 3/8  $3 3/4
      April 30................................................   9 1/4   5 1/8
      July 30.................................................  10 5/8   7 13/16
      October 29..............................................  11 3/4   7 1/8

  There were approximately 780 stockholders of record as of October 27, 1996.

  No cash dividends have been paid to common stockholders since the Company was founded, and the Company does not intend to do so in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA.

                 FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA

                                             FISCAL YEARS ENDED
                         -----------------------------------------------------------
                         OCTOBER 27, OCTOBER 29, OCTOBER 30, OCTOBER 31, OCTOBER 25,
                            1996        1995        1994        1993        1992
                         ----------- ----------- ----------- ----------- -----------
                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
Summary of Operations:
  Sales.................  $ 19,246     $18,956     $25,211     $23,984     $22,358
  Net income (loss) be-
   fore cumulative ef-
   fect of change in ac-
   counting principles..  $(17,386)    $(9,213)    $    31     $   545     $ 1,337
  Net (loss) income.....  $(17,386)    $(9,213)    $    31     $ 1,483     $ 1,337
  Net income (loss) per
   share:
    Primary.............  $  (1.39)    $ (0.84)    $   --      $  0.26     $  0.30
    Fully diluted.......  $  (1.39)    $ (0.84)    $   --      $  0.23     $  0.22
  Weighted average
   number of shares
   outstanding:
    Primary.............    12,515      11,020       9,067       5,458       3,769
    Fully diluted.......    12,515      11,020       9,067       6,404       5,946
Other data:
  Total assets..........  $ 15,940     $27,471     $19,886     $16,460     $ 9,626
  Long term obligations
   due after one year...  $  1,032     $   919     $ 1,134     $ 1,433     $   457
  Stockholders' equity..  $  5,013     $21,939     $13,661     $ 8,470     $ 5,725

  The Company paid cash dividends to preferred stockholders in 1993 and 1992. The Company recorded a one-time cumulative benefit of $938,000 related to the adoption of SFAS No. 109 for the year ended October 31, 1993.

  During March and April 1994, the Company sold 2,300,000 shares of common stock in a public offering. The net proceeds were approximately $5,138,000. During June 1995 the Company sold 2,300,000 shares of common stock in a public offering. The net proceeds were approximately $16,555,000.

  Net income for fiscal 1996 include certain non-recurring charges of $5,518,000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

 Fiscal Year 1996 Compared With Fiscal Year 1995

  Sales for the year ended October 27, 1996 were $19,246,000 an increase of $290,000 or 1.5% compared with sales of $18,956,000 in the prior fiscal year. Sales from military and ruggedized products increased $199,000 and sales of commercial color products increased $91,000.

  Cost of sales for fiscal 1996 was $21,168,000 (110% of sales) an increase of $4,840,000 from cost of sales of $16,328,000 (86% of sales) for the prior fiscal year. Cost of sales as a percent of sales was primarily impacted by $5,102,000 of non-recurring charges for inventory reserves and tooling costs relative to the Company's high-speed color digital printer product.

  Research and development ("R & D") expenses were $5,557,000 in fiscal 1996, a decrease of $594,000 or 10% compared with $6,151,000 for fiscal 1995. Approximately 83% of the fiscal 1996 R & D expenses related to the development of the Company's high-speed color digital printer product.

  Selling, general and administrative ("SG&A") expenses for fiscal 1996 were $9,754,000 (51% of sales) an increase of $3,686,000 from $6,068,000 (32% of sales) from the prior fiscal year. The increase was due to heavy spending on marketing for the Company's high-speed color digital printer product and certain non-recurring charges of $416,000 primarily for severance and accelerated depreciation.

  Net interest expense amounted to $80,000 for the year ended October 27, 1996 compared to net interest income of $96,000 for fiscal 1995. The change was due to decreased investment income on the remaining proceeds of the Company's common stock offering and payment of interest on increased borrowings. Amortization of excess of acquired net assets over cost was $229,000 for the year ended October 27, 1996 compared to $304,000 for the prior fiscal year. The decrease of $75,000 was due to the completion of amortization in the third quarter of 1996. The amortization was a result of the acquisition of Rugged Digital Systems, Inc. in August 1993.

  The net loss for the year ended October 27, 1996 amounted to $17,386,000 compared with a net loss of $9,213,000 for the same period in the prior fiscal year. The loss was primarily due to continued spending on the Company's high-speed digital color printer. Cost of sales increased by $4,840,000, SG&A expenses increased by $3,686,000, net interest expense increased by $176,000, amortization decreased by $75,000, and taxes increased by $280,000. This loss was partially offset by an increase in sales of $290,000 and by a decrease in R & D expenses of $594,000.

  In October 1996, the Company idled the manufacture and marketing of its CYMax series of high-speed color digital printers. This decision was made as a result of the burdensome development and selling expenses of the CYMax printers which experienced an indifferent market reception.

  On October 8, 1996, a new Board of Directors was elected, effecting a change in control of the Company. This change in control was brought about by a group of stockholders who were dissatisfied with the strategic direction and financial performance of the Company. On October 24, 1996, the Company announced that it had accepted the resignations of four senior executives, three members of the Board of Directors and had reduced its work force by laying off 35 out of a total of 151 employees. These measures were undertaken based upon the new Board of Directors' assessment of the Company's business performance during the past several years, the then financial and operational position of the Company and the perceived immediate need to implement new cost control policies and procedures.

  Primarily as a result of these changes, the Company recorded the following non-recurring charges which totaled $5,518,000 in the fourth quarter of fiscal 1996: accelerated depreciation on property and equipment relative to the idled production facilities for the former CYMax printer line $876,000; $304,000 in severance payments and accruals relating to employee and senior executive terminations; $3,323,000 related to the writedown to estimated net realizable value for CYMax inventory purchased during fiscal 1996; $542,000 for CYMax material vendor claims; and $473,000 for a write-down of other assets and other liabilities. As of October 27, 1996, $865,000 of the non-recurring charges were accrued as liabilities.

  The new Board of Directors believes that the management changes and staff reductions, in concert with broad, newly designed cost control policies begun in October 1996, will permit the Company to strengthen its core defense business operations, facilitate the expeditious completion of the Company's marketing and operational study of its high-speed color printer product line and align the Company's workforce to efficient staffing levels. Depending on the Company's actual success in utilizing its inventory, additional reserves may be required beyond those recorded at year end.

  Management has determined that, based on the Company's historical earnings from recurring operations, the Company will not recognize its net deferred tax assets at October 27, 1996. Ultimate recognition of these tax assets is dependent, to some extent, on future revenue levels and margins. It is the intention of management to assess the appropriate level for the valuation allowance each quarter.

  The contract process in which products are offered for sale is generally set before costs are incurred, and prices are based on estimates of the costs, which include the anticipated impact of inflation.

  The Company's backlog of funded orders not yet recognized as revenue at October 27, 1996 was approximately $7,675,000. Approximately all of the October 27, 1996 backlog is expected to be delivered during the fiscal year ending October 26, 1997.

  Approximately 75% of the Company's backlog consists of orders which are subject to termination at the convenience of the customer at any time. In the event of such a termination, the Company is entitled to receive reimbursement for its costs and, as long as the contract would have been profitable, negotiated profit.

 Fiscal Year 1995 Compared With Fiscal Year 1994

  Sales for the year ended October 29, 1995 were $18,956,000, a decrease of $6,255,000 or 25%, compared with sales of $25,211,000 in the prior fiscal year. Sales from printer and workstation contracts relating to the MILSTAR program, which were completed during fiscal 1995, declined $8,320,000 while other defense related workstation sales increased $1,868,000; other defense related printer sales increased $156,000, and sales to other customers declined $41,000.

  Cost of sales for fiscal 1995 was $16,328,000 (86% of sales), a decrease of $577,000, or 3%, compared with $16,905,000 (67% of sales) for the prior fiscal year. Cost of sales as a percent of sales were impacted by the Company's product mix shifting to lower margin ruggedized products from higher margin full mil-spec products and start-up expenses related to the commercial business unit.

  R&D expenses were $6,151,000 for fiscal 1995, an increase of $3,854,000 or 168%, compared with $2,297,000 for fiscal 1994. Approximately 80% of the fiscal 1995 R & D expenditures relate to the development of the Company's high-speed color digital printer product.

  SG&A expenses for fiscal 1995 were $6,068,000 (32% of sales) compared with $6,254,000 (25% of sales) for the prior fiscal year. The decrease was due to lower military sales and marketing expenses, consisting primarily of reduced commissions and payroll, partially offset by increased expenses associated with marketing the Company's color printer.

  Net interest income amounted to $96,000 for the year ended October 29, 1995 compared with net interest income of $2,000 for fiscal 1994. This change in interest income is due to increased investment income on the proceeds of the Company's common stock offering.

  Net loss for the year ended October 29, 1995 amounted to $9,213,000 compared with net income of $31,000 for the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

  In June 1995 the Company received $535,000 from the exercise of 170,000 warrants by Cruttenden Roth Inc. and net proceeds of $16,555,000 from a public offering of 2,300,000 shares of common stock. The Company used the net proceeds for the continued development, manufacture and marketing of products based upon its high-speed color printer technology.

  The Company has a revolving line of credit agreement (the "Credit Agreement") with a bank, collateralized by substantially all the Company's assets, which had allowed the Company to borrow up to $7,000,000 at the bank's reference rate plus .25% (8.5% reference rate at October 27, 1996 and 8.75% reference rate at October 29, 1995). The advance rate is eighty percent (80%) of eligible accounts receivable, plus eighty percent (80%) of eligible progress billings receivable, to a maximum progress billing receivables sublimit, which could not exceed the lesser of ten percent (10%) of eligible receivables or $500,000. The facility expires on March 4, 1997. There was $2,550,000 outstanding at October 27, 1996.

  The Credit Agreement requires the Company to maintain certain financial ratios and restricts or limits the Company's ability to: (i) create certain liens; (ii) convey, transfer or sell assets outside of the ordinary course of business; (iii) make capital expenditures; (iv) incur additional indebtedness;
(v) redeem or repurchase any class of its stock; and (vi) pay dividends on its preferred or common stock. The Company is not in compliance with all its covenants. The bank, at this time, has agreed to forbear from taking any action concerning the non-compliance with certain of its covenants based upon the following terms and conditions: an infusion of a minimum of $1,500,000 in the form of equity or subordinated debt by December 8, 1996; the reduction of the commitment under the Credit Agreement from $7,000,000 to $3,000,000 until the maturity, March 4, 1997; there will be no overadvances allowed; an increase in the interest rate to the bank's prime rate plus 2% effective as of December 1, 1996; no further capital expenditures without the bank's prior approval; and all other terms and conditions contained in the original Credit Agreement, and any amendments thereto, remain in full force and effect.

  During November 1996, the Company issued $1,850,000 of Senior Subordinated Secured Debentures with a maturity date of May 25, 1998 and an annual interest rate of 10%. The proceeds from the sale of the Senior Subordinated Secured Debentures were used to reduce the line of credit and fund working capital requirements. The Senior Subordinated Secured Debenture holders received warrants to purchase a total of 616,679 shares of common stock at a price of $1.50 for each share in connection with the financing. The warrants are subject to call by the Company if the closing market price of the Company's common stock is $3.00 or greater for twenty consecutive days. The warrants expire November 25, 2001.

  In addition to the above referenced subordinated debt, the Company has received a commitment, subject to normal terms and conditions, from certain stockholders and non-executive members of the Company's Board of Directors, to raise approximately $3,000,000 of capital for Datametrics Corporation by March 4, 1997 through a private placement of equity securities, debt securities or a combination thereof relative to this financing.

  The Company intends to negotiate a new credit agreement with its present bank or another financial institution and believes that the continuation of the existing credit line in conjunction with the $1,850,000 additional capital raised in November 1996 and the certain stockholders' and non-executive members of the Board of Directors' commitment to raise up to $3,000,000 in new capital will enable the Company to satisfy its working capital requirements.

  The Company's working capital and current ratios at the end of fiscal years 1996, 1995 and 1994 were $3,187,000, $19,252,000 and $12,361,000 and 1.3, 5.4 and 3.7, respectively. The deterioration in financial position over these periods is the result of the Company's losses during 1995 and 1996.

  Management believes that the Company must purchase approximately $250,000 of capital equipment (including capitalized leases) during fiscal 1997. The Company's other principal commitments for fiscal 1997 are lease obligations for the Company's facility, payment of the Redeemed Series B Preferred Stock, equipment lease and loan payments, and interest due on bank borrowings and subordinated debt.

  Management expects to finance the capital expenditure requirements and other commitments from the bank line of credit, subordinated debt, capital leases, capital loans and from other sources of working capital.

EFFECT OF RECENTLY-ISSUED ACCOUNTING STANDARDS

  In October 1995, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (SFAS No. 123). SFAS No. 123 allows companies to either continue to account for stock option awards using existing standards, or they may adopt a new, fair value based method of accounting as prescribed in SFAS No. 123. The Company does not intend to change its method of accounting for stock issued to employees. The pro forma disclosure requirements of SFAS No. 123 will be effective for the Company beginning next year.

FORWARD LOOKING STATEMENTS--CAUTIONARY FACTORS

  Except for the historical information and statements contained in this report, the matters set forth in this report are "forward looking statements" that involve uncertainties and risks, some of which are discussed at appropriate points in this report, including the fact that the Company is engaged in supplying equipment and services to U.S. government defense programs which are subject to special risks, including dependence on government appropriations, contract termination without cause, contract renegotiation and the intense competition for available defense business.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The response to this Item 8 is submitted as a separate section of this report (see Item 14).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  Not Applicable

                                   PART III

  The information required to be set forth herein, Item 10, "Directors and Executive Officers of the Registrant," Item 11, "Executive Compensation," Item 12, "Security Ownership of Certain Beneficial Owners and Management," and Item 13, "Certain Relationships and Related Transactions," except for a list of the Executive Officers which is provided in Part I of this Report, will be included in a definitive proxy statement pursuant to Regulation 14A, which is incorporated herein by reference. It is anticipated that copies of such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended October 27, 1996.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a) 1. Consolidated Financial Statements

    The Consolidated Financial Statements listed in the accompanying Index to Financial Statements and Financial Statement Schedule on page F-1 hereof are filed as part of this report.

    2. Consolidated Financial Statement Schedules

    The Financial Statement Schedule listed in the accompanying Index to Financial Statements and Financial Statement Schedule on page F-1 hereof are filed as part of this report.

    3. Exhibits

    The exhibits listed in the accompanying Exhibit Index on pages E-1 and E-2 hereof are filed as part of this report.

  (b) Reports on Form 8-K:

    The Company filed two reports on Form 8-K during the last quarter of the period covered by this report.

    1. Report, dated (date of earliest event reported) August 6, 1996, disclosing the Board's adoption of the First Amendment to the Company's Restated By-Laws (Item 5); and

    2. Report, dated (date of earliest event reported) October 8, 1996, disclosing a change in control of the Company (Item 1).

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Woodland Hills, State of California, on the 24th day of January, 1997.

                                          Datametrics Corporation
                                          (Registrant)

                                          /s/  Daniel P. Ginns
                                          _____________________________________
                                          Daniel P. Ginns,
                                          Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----
       /s/ Daniel P. Ginns           Chairman of the Board, Chief   January 24, 1997
____________________________________  Executive Officer and
          Daniel P. Ginns             Director (Principal
                                      Executive Officer)

    /s/ Adrien A. Maught, Jr.        President, Chief Operating     January 24, 1997
____________________________________  Officer, Interim Chief
       Adrien A. Maught, Jr.          Financial Officer and
                                      Director (Principal
                                      Financial Officer and
                                      Principal Accounting
                                      Officer)

   /s/ Douglas S. Friedenberg        Director                       January 24, 1997
____________________________________
       Douglas S. Friedenberg

         /s/ James Haber             Director                       January 24, 1997
____________________________________
            James Haber

                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULE

                                   FORM 10-K

CONSOLIDATED FINANCIAL STATEMENTS

   Report of Ernst & Young LLP, Independent Auditors..................       F-2
   Consolidated Balance Sheets as of October 27, 1996 and October 29,
    1995..............................................................       F-3
   Consolidated Statements of Operations for the years ended October
    27, 1996,
    October 29, 1995 and October 30, 1994.............................       F-4
   Consolidated Statements of Stockholders' Equity for the years ended
    October 27, 1996, October 29, 1995, and October 30, 1994..........       F-5
   Consolidated Statements of Cash Flows for the years ended October
    27, 1996,
    October 29, 1995, and October 30, 1994............................       F-6
   Notes to Consolidated Financial Statements.........................  F-7-F-16

FINANCIAL STATEMENT SCHEDULE

   II -- Valuation and Qualifying Accounts................................. F-17

  All other schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements and related notes.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Datametrics Corporation

  We have audited the accompanying consolidated balance sheets of Datametrics Corporation as of October 27, 1996 and October 29, 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three fiscal years in the period ended October 27, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Datametrics Corporation at October 27, 1996 and October 29, 1995 and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended October 27, 1996, in conformity with generally accepted accounting principles.

                                          /s/ Ernst & Young LLP

Woodland Hills, California
January 17, 1997

                            DATAMETRICS CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                        OCTOBER 27, OCTOBER 29,
                                                           1996        1995
                                                        ----------- -----------
                                                         (IN THOUSANDS, EXCEPT
                                                            FOR SHARE DATA)
                        ASSETS
Current Assets:
  Cash and cash equivalents............................  $    386    $  9,601
  Accounts receivable, net.............................     5,735       6,578
  Inventory, net.......................................     6,945       6,647
  Income taxes receivable..............................       --          145
  Prepaid expenses.....................................        16         442
  Deferred tax asset...................................       --          223
                                                         --------    --------
    Total current assets...............................    13,082      23,636
Property and Equipment, at Cost:
  Machinery and equipment..............................     4,319       4,160
  Furniture, fixtures & computer equipment.............     2,521       2,549
  Leasehold improvements...............................       475         449
                                                         --------    --------
                                                            7,315       7,158
  Accumulated depreciation and amortization............    (5,445)     (4,205)
                                                         --------    --------
    Net property and equipment.........................     1,870       2,953
Deferred Tax Asset.....................................       --           59
Other Assets...........................................       988         823
                                                         --------    --------
                                                         $ 15,940    $ 27,471
                                                         ========    ========
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable.....................................  $  3,528    $  2,111
  Note payable to bank.................................     2,550         --
  Accrued commissions and payroll......................       995         817
  Accrued warranty.....................................       180         125
  Other accrued liabilities............................       975         335
  Advance payments and progress payments on contracts..     1,037          14
  Redeemed Series B Preferred Stock payable............        87         470
  Current portion of capital lease and loan
   obligations.........................................       543         512
                                                         --------    --------
    Total current liabilities..........................     9,895       4,384
Capital Lease Obligations..............................         7          79
Long-term Debt Due After One Year......................       697         609
Other Long-term Liabilities............................       328         231
Excess of Acquired Net Assets Over Cost................       --          229
Commitments and Contingencies
Stockholders' Equity:
  Common stock, $.01 par value--20,000,000 shares
   authorized, 12,264,408 shares issued and outstanding
   in 1996 (12,031,582 in 1995)........................       123         120
  Additional paid-in capital...........................    32,577      32,120
  Accumulated deficit..................................   (27,687)    (10,301)
                                                         --------    --------
    Total stockholders' equity.........................     5,013      21,939
                                                         --------    --------
                                                         $ 15,940    $ 27,471
                                                         ========    ========

                            See accompanying notes.

                            DATAMETRICS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     FISCAL YEARS ENDED
                                             -----------------------------------
                                             OCTOBER 27, OCTOBER 29, OCTOBER 30,
                                                1996        1995        1994
                                             ----------- ----------- -----------
                                               (IN THOUSANDS, EXCEPT PER SHARE
                                                            DATA)
Sales......................................   $ 19,246     $18,956     $25,211
  Cost of sales............................     21,168      16,328      16,905
  Research & development...................      5,557       6,151       2,297
  Selling, general & administrative........      9,754       6,068       6,254
                                              --------     -------     -------
Loss from operations.......................    (17,233)     (9,591)       (245)
Interest income (expense), net.............        (80)         96           2
Amortization of excess of acquired net as-
 sets over cost............................        229         304         293
                                              --------     -------     -------
Income (loss) before provision for income
 taxes.....................................    (17,084)     (9,191)         50
Provision for income taxes.................        302          22          19
                                              --------     -------     -------
Net income (loss)..........................    (17,386)     (9,213)         31
Preferred stock accretion..................        --          (48)        (60)
                                              --------     -------     -------
Net loss applicable to common stockholders.   $(17,386)    $(9,261)    $   (29)
                                              ========     =======     =======
Earnings per share of common stock:
  Primary and fully diluted net income
   (loss)..................................   $  (1.39)    $ (0.84)    $   --
                                              ========     =======     =======
Weighted Average Number of Shares Outstand-
 ing
  Primary and fully diluted................     12,515      11,020       9,067
                                              ========     =======     =======


                            See accompanying notes.

                            DATAMETRICS CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                           COMMON STOCK
                         ----------------- ADDITIONAL                 TOTAL
                           NUMBER           PAID-IN   ACCUMULATED STOCKHOLDERS'
                         OF SHARES  AMOUNT  CAPITAL     DEFICIT      EQUITY
                         ---------- ------ ---------- ----------- -------------
                                   (IN THOUSANDS, EXCEPT SHARE DATA)
Balances at October 31,
 1993...................  6,896,922  $ 69   $ 9,412    $ (1,011)    $  8,470
Preferred stock accre-
 tion...................        --    --        --          (60)         (60)
Issuance of common
 stock..................  2,361,530    24     5,196         --         5,220
Net income..............        --    --        --           31           31
                         ----------  ----   -------    --------     --------
Balances at October 30,
 1994...................  9,258,452    93    14,608      (1,040)      13,661
Preferred stock accre-
 tion...................        --    --        --          (48)         (48)
Issuance of common
 stock..................  2,773,130    27    17,512           -       17,539
Net loss................        --    --        --       (9,213)      (9,213)
                         ----------  ----   -------    --------     --------
Balances at October 29,
 1995................... 12,031,582   120    32,120     (10,301)      21,939
Issuance of common
 stock..................    232,826     3       457         --           460
Net loss................        --    --        --      (17,386)     (17,386)
                         ----------  ----   -------    --------     --------
Balances at October 27,
 1996................... 12,264,408  $123   $32,577    $(27,687)    $  5,013
                         ==========  ====   =======    ========     ========



                            See accompanying notes.

                            DATAMETRICS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

               (IN THOUSANDS) (PARENTHESES DENOTE CASH OUTFLOWS)

                                                    FISCAL YEARS ENDED
                                            -----------------------------------
                                            OCTOBER 27, OCTOBER 29, OCTOBER 30,
                                               1996        1995        1994
                                            ----------- ----------- -----------
Cash Flows from Operating Activities
  Net income (loss)........................  $(17,386)    $(9,213)    $    31
  Adjustments to reconcile net income
   (loss) to net cash provided
   by (used in) operating activities:
    Amortization of excess of acquired net
     assets over cost......................      (229)       (304)       (293)
    Depreciation and amortization..........     2,132         970         552
    Loss (gain) on disposal of assets......       328         206          (6)
Changes in assets and liabilities:
  Accounts receivable......................       843       2,152        (239)
  Inventory................................      (298)       (609)       (995)
  Prepaid expenses.........................       426        (175)       (214)
  Accounts payable.........................     1,417         194        (751)
  Accrued commissions and payroll..........       178         (28)       (234)
  Advance and progress payments from cus-
   tomers..................................     1,023        (524)        527
  Other accrued expenses...................       640         (33)         65
  Income taxes.............................       427         457        (325)
  Accrued warranty.........................        55         (57)        (90)
  Other....................................       (68)        (98)        180
                                             --------     -------     -------
Net cash used in operating activities......   (10,512)     (7,062)     (1,792)
Cash Flows from Investing Activities
  Capital expenditures for property and        (1,377)     (1,655)     (1,882)
   equipment...............................  --------     -------     -------
Net cash used in investing activities......    (1,377)     (1,655)     (1,882)
Cash Flows from Financing Activities
  Borrowings on notes payable..............     6,100       1,950       4,100
  Payments on notes payable................    (3,550)     (2,550)     (4,650)
  Proceeds from the issuance of common
   stock...................................       460      17,539       5,220
  Borrowings on long-term debt.............       565       1,841         --
  Payments on long-term debt...............      (420)       (817)        (85)
  Payments on capital lease obligations....       (98)       (163)       (122)
  Redemption of Series B Preferred Stock...      (383)       (470)        --
                                             --------     -------     -------
Net cash provided by financing activities..     2,674      17,330       4,463
                                             --------     -------     -------
Net increase (decrease) in cash and cash
 equivalents...............................    (9,215)      8,613         789
Cash and cash equivalents at beginning of       9,601         988         199
 the year..................................  --------     -------     -------
Cash and cash equivalents at end of the      $    386     $ 9,601     $   988
 year......................................  ========     =======     =======
Cash paid (received) during the year for:
  Interest, net............................  $     50     $    39     $    (1)
  Income taxes (refund)....................      (125)       (435)       (186)
Non-cash investing and financing activi-
 ties:
  Accretion on preferred stock.............       --           48          60
  Issuance of capital lease obligations....       --          199         --
  Series B Preferred Stock escrow settle-
   ment....................................       --          (33)        (85)

                            See accompanying notes.

                            DATAMETRICS CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT POLICIES

 Business

  Datametrics Corporation, a Delaware corporation ("the Company"), is engaged primarily in the design, development, manufacture and sale of high-speed, non-impact printers; high-resolution, non-impact printer/plotters; and ruggedized computers and computer workstations.

 Basis of Presentation and Consolidation

  Certain prior year amounts have been reclassified to conform with the 1996 presentation. The accompanying consolidated financial statements include the accounts of Datametrics Corporation and subsidiaries (collectively, the Company). All significant intercompany accounts and transactions have been eliminated in consolidation. The Company's fiscal year end is the last Sunday of each October.

 Revenue Recognition

  Revenues include both product sales and revenues applicable to long-term design and production contracts. A majority of revenues and profits from product sales and long-term contracts are recorded as units are shipped. Revenues applicable to certain fixed-price, long-term contracts (principally design and development contracts) are recognized on the percentage-of-completion (cost-to-cost) method, whereby revenue is measured by relating costs incurred to total estimated costs. Sales under cost-reimbursement-type contracts are recorded as costs are incurred. Applicable estimated profits on these are included in sales in the proportion that incurred costs bear to total estimated costs. Any anticipated losses on contracts are charged to income when identified.

  The Company provides an accrual for future warranty costs at the time of revenue recognition based upon the relationship of prior year sales to actual warranty costs. The warranty for the Company's products generally covers defects in material and workmanship. The current accrual represents the average outstanding warranty of approximately nine months.

 Major Customers

  Approximately 61%, 79% and 85% of the Company's sales during fiscal years 1996, 1995 and 1994, respectively, were to various U.S. government agencies under prime contracts or to prime contractors having sales to such agencies. Export sales to foreign customers amounted to $5,808,000 ($983,000 to Canada, $4,423,000 to Europe and the Middle East, and $402,000 to the Pacific Rim) or 30.2% of total sales in fiscal year 1996.

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

                            DATAMETRICS CORPORATION

 Property and Equipment

  Depreciation and amortization of property and equipment are provided using the straight-line method over the following estimated useful lives:

      Machinery and equipment                    2 to 5 years
      Furniture, fixtures and computer equipment 2 to 8 years
      Leasehold improvements                     Shorter of the remaining term
                                                  of the lease or the life of
                                                  the asset

 Intangible Assets

  Intangible assets are stated at cost. Royalties and licenses are amortized over the expected period of benefit, ranging from 3-5 years using the straight-line method. The carrying value of intangible assets is adjusted if the facts and circumstances suggest that such value may have been impaired. The excess of the fair value of the net assets acquired over total purchase price was amortized on a straight-line basis over three years, which represented management's estimate of the period of benefit.

  Beginning fiscal 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

 Concentrations of Credit Risk/Use of Estimates

  As is customary in the industry, the Company grants uncollateralized credit to its clients, which include the federal government and large, multi-national corporations operating in a broad range of industries. In order to mitigate its credit risk, the Company continually evaluates the credit worthiness of its major commercial clients, and maintains allowances for potential losses within management expectations.

  The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that necessarily affect certain amounts reported in its financial statements. The more significant estimates affecting amounts reported in the financial statements relate to revenues and costs under long-term contracts and stockroom inventory reserve accruals. Actual results could differ from those estimates.

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

 Fair Value of Financial Instruments

  The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial statements:

    Cash and Cash Equivalents: The carrying amount reported on the balance sheet for cash and cash equivalents approximates its fair value.

    Capital Lease Obligations: The carrying amount reported on the balance sheet for capital lease obligations approximates its fair value, as the current rate approximates the fair market value interest rate.

    Notes Payable: The carrying amounts of the Company's borrowings under notes payable approximate its fair value as a result of the variable interest rate that is adjusted periodically to market.

                            DATAMETRICS CORPORATION

 Stock-Based Compensation

  The Company accounts for its stock compensation arrangements under the provisions of APB 25, "Accounting for Stock Issued to Employees", and intends to continue to do so. In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 123 established a fair value-based method of accounting for compensation cost related to stock options and other forms of stock-based compensation plans. However, SFAS 123 allows an entity to continue to measure compensation costs using the principles of APB 25 if certain pro forma disclosures are made. SFAS 123 is effective for fiscal years beginning after December 15, 1995. The Company intends to adopt the provisions for pro forma disclosure requirements of SFAS 123 in fiscal 1997.

NOTE 2. RECENT DEVELOPMENTS--CHANGE IN CONTROL OF COMPANY

  On October 8, 1996, a new Board of Directors was elected, effecting a change in control of the Company. This change was brought about by a group of stockholders who were dissatisfied with the strategic direction and financial performance of the Company. On October 24, 1996 the Company announced that it had accepted the resignations of four senior executives, three members of the Board of Directors and had reduced its work force at all levels by laying off 35 out of a total of 151 employees. These measures were undertaken based upon the new Board of Directors' assessment of the Company's business performance during the past several years, the then financial and operational position of the Company and the perceived immediate need to implement new cost control policies and procedures. As a result of these changes, the Company recorded non-recurring charges of $5,518,000 in the fourth quarter 1996.

  The new Board of Directors believes that the management changes and staff reductions, in concert with broad, newly designed cost control policies begun in October 1996, will permit the Company to strengthen its core government business operations, to facilitate the expeditious completion of a marketing and operational study of its high-speed color printer product line and align the Company's workforce to efficient staffing levels.

  In November 1996, the Board of Directors took steps to merge the Company's two wholly-owned subsidiaries, Datametrics Technology Systems Corporation and Datametrics Service Corporation, into the parent company, Datametrics Corporation. This action is consistent with and supports the Company's decision to eliminate the distinction of separate defense and commercial business units within the firm. Also, in November 1996, the Company raised an additional $1,850,000 in senior subordinated secured debentures. The Board believes that the $1,850,000 raised in November 1996 and an additional stockholder and certain non-executive members of the Board of Directors' commitment to raise up to $3,000,000 in new capital coupled with a renewed bank credit agreement will enable the Company to satisfy its working capital requirements.

NOTE 3. NON-RECURRING CHARGES

  In connection with the change in control described in Note 2, the Company incurred certain non-recurring charges totaling approximately $5,518,000 during the quarter ended October 27, 1996. The components of the non-recurring charges are $304,000 in severance payments and accruals relating to employee and senior executive terminations, $876,000 resulting from the accelerated depreciation charges on CYMax property and equipment, $3,323,000 related to the write-down to estimated net realizable value for CYMax inventory purchased during fiscal 1996, $542,000 for CYMax customer and materials vendor claims and $473,000 for a write-down of other assets and other liabilities related to CYMax. As of October 27, 1996, $865,000 of the non-recurring charges were accrued as liabilities. The reserve recorded for the Company's inventory and the resulting net inventory balance in the accompanying consolidated financial statements is based upon managements' estimate of the future usefulness of the existing inventory relative to the Company's operating assumptions. Depending on the Company's actual success in utilizing its inventory, additional reserves may be required beyond those recorded at year end.

                            DATAMETRICS CORPORATION

NOTE 4. ACCOUNTS RECEIVABLE

  Accounts receivable consists of the following:

                                                                  1996   1995
                                                                 ------ ------
                                                                      (IN
                                                                  THOUSANDS)
U.S. government or its prime contractors:
  Amounts billed................................................ $2,964 $4,369
  Recoverable costs and accrued profits on progress completed,
   not billed...................................................    121  1,156
                                                                 ------ ------
                                                                  3,085  5,525
Foreign, commercial and other...................................  2,650  1,075
                                                                 ------ ------
                                                                  5,735  6,600
Less billed but uncollected progress payments...................    --     (22)
                                                                 ------ ------
                                                                 $5,735 $6,578
                                                                 ====== ======

NOTE 5. INVENTORY

  Inventory consists of the following:

                                                                  1996    1995
                                                                 ------  ------
                                                                      (IN
                                                                  THOUSANDS)
Stockroom inventory............................................. $5,852  $5,628
Contracts in process............................................  1,286   1,019
                                                                 ------  ------
                                                                  7,138   6,647
Less progress payments received on contracts....................   (193)    --
                                                                 ------  ------
                                                                 $6,945  $6,647
                                                                 ======  ======

NOTE 6. INCOME TAXES

  The Company accounts for income taxes using Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). Under SFAS 109, income taxes for financial reporting purposes are determined using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting basis and tax basis of assets and liabilities and are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The primary components of the Company's net deferred tax assets are as follows:

                                                                1996     1995
                                                              --------  -------
                                                               (IN THOUSANDS)
Net operating loss carry-forwards............................ $  8,276  $ 4,287
General business credit carry-forwards.......................      777      724
Inventory accounting methods.................................    2,552      973
Deferred compensation accounting methods.....................      185      322
Product warranty accruals....................................       67       54
Book over tax depreciation...................................      421       29
Other........................................................       62      --
                                                              --------  -------
Total deferred tax assets....................................   12,340    6,389
Other........................................................     (252)    (123)
                                                              --------  -------
Total deferred tax liabilities...............................     (252)    (123)
                                                              --------  -------
                                                                12,088    6,266
Valuation allowance for deferred tax assets..................  (12,088)  (5,984)
                                                              --------  -------
Net deferred tax assets...................................... $    --   $   282
                                                              ========  =======

                            DATAMETRICS CORPORATION

  Net operating loss and tax credit carry-forwards of $22,015,000 and $750,000, respectively, for federal income tax purposes will expire at various times between 1998 and 2010. The acquisition of Rugged Digital constituted an ownership change of Rugged Digital for federal income tax purposes. As a result of this ownership change, the amount of Rugged Digital's net operating loss carry-forward generated prior to the ownership change that may be utilized against the Company's future taxable income will be limited to approximately $170,000 annually and will result in a portion of the net operating loss carryforward expiring prior to utilization.

  The provision for income taxes on income is composed of the following:

                                                         1996     1995    1994
                                                        -------  -------  -----
                                                           (IN THOUSANDS)
Current:
  Federal.............................................. $   --   $  (145) $(469)
  State................................................      29       22     11
Deferred:
  Federal..............................................  (4,436)  (3,178)   369
  State................................................  (1,395)    (285)   108
  Valuation allowance..................................   6,104    3,608    --
                                                        -------  -------  -----
                                                        $   302  $    22  $  19
                                                        =======  =======  =====

  Based upon managements' judgment and the continued losses incurred by the Company, the deferred tax valuation allowance was increased in the current year. The following is a reconciliation of the difference between the actual provision for income taxes and the provision computed by applying the federal statutory tax rate on income (loss) before income taxes:

                                                          1996     1995    1994
                                                         -------  -------  ----
                                                            (IN THOUSANDS)
Federal income tax expense (benefit) computed at
 statutory rate......................................... $(5,809) $(3,125) $17
State income tax expense (benefit), net of federal
 benefits...............................................      19     (342)   3
Goodwill amortization...................................     (78)    (118) --
Change in valuation allowance...........................   6,104    3,608  --
Other, net..............................................      66       (1)  (1)
                                                         -------  -------  ---
                                                         $   302  $    22  $19
                                                         =======  =======  ===

NOTE 7. DEBT

  The Company has a revolving line of credit agreement (the "Credit Agreement") with a bank, collateralized by substantially all the Company's assets, which had allowed the Company to borrow up to $7,000,000 at the bank's reference rate plus .25% (8.5% reference rate at October 27, 1996 and 8.75% reference rate at October 29, 1995). The advance rate is eighty percent (80%) of eligible accounts receivable, plus eighty percent (80%) of eligible progress billings receivable, to a maximum progress billing receivables sublimit, which could not exceed the lesser of ten percent (10%) of eligible receivables or $500,000. The facility expires on March 4, 1997. There was $2,550,000 outstanding at October 27, 1996.

  The Credit Agreement requires the Company to maintain certain financial ratios and restricts or limits the Company's ability to: (i) create certain liens; (ii) convey, transfer or sell assets outside of the ordinary course of business; (iii) make capital expenditures; (iv) incur additional indebtedness;
(v) redeem or repurchase any class of its stock; and (vi) pay dividends on its preferred or common stock. The Company is not in compliance with all its covenants. The bank, at this time, has agreed to forbear from taking any action concerning the non-compliance with certain of its covenants based upon the following terms and conditions: an infusion of a

                            DATAMETRICS CORPORATION
minimum of $1,500,000 in the form of equity or subordinated debt by December 8, 1996; the reduction of the commitment under the Credit Agreement from $7,000,000 to $3,000,000 until the maturity, March 4, 1997; there will be no overadvances allowed; an increase in the interest rate to the bank's prime rate plus 2% effective as of December 1, 1996; no further capital expenditures without the bank's prior approval; and all other terms and conditions contained in the original Credit Agreement and any amendments thereto, remain in full force and effect.

  During November 1996, the Company issued $1,850,000 of Senior Subordinated Secured Debentures with a maturity date of May 25, 1998 and an annual interest rate of 10%. The proceeds from the sale of the Senior Subordinated Secured Debentures were used to reduce the line of credit and fund working capital requirements. The Senior Subordinated Secured Debenture holders received warrants to purchase a total of 616,679 shares of common stock at a price of $1.50 for each share in connection with the financing. The warrants are subject to call by the Company if the closing market price of the Company's common stock is $3.00 or greater for twenty consecutive days. The warrants expire November 25, 2001.

  In addition to the above referenced subordinated debt, the Company has received a commitment, subject to normal terms and conditions, from certain stockholders and non-executive members of the Company's Board of Directors, to raise approximately $3,000,000 of capital for Datametrics Corporation by March 4, 1997 through a private placement of equity securities, debt securities or a combination thereof relative to this financing.

  The Company intends to negotiate a new credit agreement with its present bank or another financial institution and believes that the continuation of the existing credit line in conjunction with certain stockholder and non-executive members of the Board of Directors' commitment to raise up to $3,000,000 in new capital will enable the Company to satisfy its working capital requirements.

  The Company had borrowed approximately $1,311,000 at interest rates of 10.03%--10.80%, payable in monthly installments of approximately $42,000, including interest, over a three-year period. Payments of $472,000 and $132,000 will be made in fiscal 1997 and 1998, respectively. The balance at October 27, 1996 and October 29, 1995 was $604,000 and $1,023,000,
respectively. The borrowings are collateralized by furniture, fixtures and equipment with a net book value of $783,000 and $1,039,000 at October 27, 1996 and October 29, 1995, respectively.

  During the year, the Company borrowed $565,000 against the cash surrender value of its key-man life insurance policy. The entire amount was outstanding at October 27, 1996, the interest rate is 7.1%.

NOTE 8. LEASES

  The Company currently leases its building under an operating lease and leases various equipment under operating and capital leases. The building lease expires in fiscal 2004. Minimum future rental commitments under non-cancelable operating leases having remaining terms of one year or longer and capital leases for the twelve-month periods subsequent to October 27, 1996 are as follows:

                                                               OPERATING CAPITAL
                                                                LEASES   LEASES
                                                               --------- -------
                                                                (IN THOUSANDS)
      1997....................................................  $  631     $75
      1998....................................................     643       7
      1999....................................................     651     --
      2000....................................................     669     --
      2001....................................................     669     --
      Thereafter..............................................   1,777     --
                                                                ------     ---
                                                                $5,040      82
                                                                ======
      Less imputed interest...................................              (4)
                                                                           ---
      Present value of minimum capital lease payments.........             $78
                                                                           ===

                            DATAMETRICS CORPORATION

  Property and equipment under capital leases have a cost of $251,000 and $509,000 and an accumulated depreciation of $68,000 and $267,000 at October 27, 1996 and October 29, 1995, respectively.

  Rental expenses charged to operations were $780,000, $716,000 and $653,000 for the fiscal years 1996, 1995 and 1994, respectively.

NOTE 9. PREFERRED STOCK

  During fiscal 1993, the Company issued 613,110 shares of Series B Redeemable Preferred Stock with a liquidation preference and redemption price of $1.75 per share in connection with its acquisition of Rugged Digital. The holders are not entitled to dividends. Certain of the Series B Redeemable Preferred stockholders (the "Escrow Participants") placed 285,715 shares in escrow to cover certain indemnification claims, up to an amount of $500,000, that the Company might have arising out of the acquisition. On August 9, 1994, the Company submitted an indemnification claim to the Escrow Participants for approximately $720,000. During fiscal 1996, the Escrow Claim was settled for $187,000. The first payment of $100,000 was made August 30, 1996, and the final payment of $87,000 was made November 14, 1996. There is no Series B Redeemable Preferred Stock outstanding.

NOTE 10. STOCK OPTION PLANS AND WARRANTS

  At October 27, 1996, the Company had reserved 1,624,691 shares of its common stock for issuance pursuant to the exercise of options issued primarily under its incentive stock option plans.

  The Company has four incentive stock option plans and one non-qualified plan (1993 Directors' Stock Option Plan) described as follows:

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

  1995 Plan--This plan was adopted by the Shareholders in 1996 and provides for the issuance of 700,000 shares of the Company's common stock.

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

  The 1993 and 1995 plans differ from the earlier plans in that the options expire five years from the date of grant. The Directors' Stock Option Plan is similar to the 1993 and 1995 plans but provides for the issuance of options to members of the Board of Directors.

                            DATAMETRICS CORPORATION

  The following table summarizes the options exercisable and available for grant at October 27, 1996:

                                                      EXERCISABLE
                                                 --------------------- AVAILABLE
                                                 NUMBER   PRICE RANGE  FOR GRANT
                                                 ------- ------------- ---------
1982 Plan.......................................     --                     --
1986 Plan....................................... 114,687 $  1.25-5.75       --
1993 Plan....................................... 131,176 $2.6875-5.75   238,451
1995 Plan.......................................  27,651 $ 7.875        529,065
1993 Directors Plan.............................  73,870 $ 2.875-7.875  222,190

  Information on options under the Company's plans is as follows at October 27, 1996:

                                                          SHARES    OPTION PRICE
                                                       UNDER OPTION    RANGE
                                                       ------------ ------------
Outstanding at October 29, 1995.......................  1,071,794   $ .75-8.25
Granted...............................................    657,000    1.25-8.375
Terminated............................................   (885,694)   1.25-8.375
Exercised.............................................   (208,115)    .75-5.75
                                                        ---------   -----------
Outstanding at October 27, 1996.......................    634,985   $ .75-8.375
                                                        =========   ===========

  The following table summarizes the options exercisable and available for grant at October 29, 1995:

                                                      EXERCISABLE
                                                  -------------------- AVAILABLE
                                                  NUMBER  PRICE RANGE  FOR GRANT
                                                  ------- ------------ ---------
1982 Plan........................................  20,000 $       1.00      --
1986 Plan........................................ 338,751 $   .75-5.75      --
1993 Plan........................................ 134,560 $2.6875-5.75    1,000
1993 Directors Plan..............................  64,825 $ 2.875-5.75  205,000

  Information on options under the Company's plans is as follows at October 29, 1995:

                                                         SHARES    OPTION PRICE
                                                      UNDER OPTION    RANGE
                                                      ------------ ------------
Outstanding at October 30, 1994......................  1,233,874   $ .25-4.3125
Granted..............................................    166,300    5.75-8.25
Terminated...........................................   ( 25,250)    .25-2.6875
Exercised............................................  ( 303,130)    .25-5.75
                                                       ---------   ------------
Outstanding at October 29, 1995......................  1,071,794   $ .75-8.25
                                                       =========   ============

  There are 200,000 shares of common stock reserved for issuance upon exercise of warrants sold for $0.001 per warrant to the underwriters of the Company's June 21, 1995 offering of common stock. The warrants are exercisable for a period of five years beginning June 21, 1996 and have a per-share exercise price equal to $9.60 (120% of the initial public offering price of $8.00).

NOTE 11. CONTINGENCIES

  The Company is, from time to time, subject to legal proceedings in the general course of its business. The Company is not a party to any pending legal proceedings from its general operations.

  The Company is, however, subject to one pending suit and threatened lawsuits brought by former officers and directors whose relationships with the Company terminated as a result of the Company's restructuring. All of the claims arise out of the Company's contesting its obligations under various agreements (some of which the

                            DATAMETRICS CORPORATION

Company believes are invalid) between such former officers and directors, on the one hand, and the Company, on the other hand, which the Company believes were entered into for the benefit of the former officers and directors without proper regard for the best interests of the Company and its stockholders.

  The Company was notified of a threatened collective action by four former officers of the Company to enforce payment of severance benefits as set forth in agreements between each of the individual officers and the Company, each dated as of October 7, 1996 (the "Severance Agreements"). The former officers have demanded that the Company pay to each of the officers an amount equal to one year of such former officers' annual salary in effect as of the date of termination, payable in a lump sum, followed by twelve monthly installments payable to the former officers, the total of which installments would also equal one year's annual salary. Total payments under the severance agreements would aggregate approximately $1,200,000.

  On January 13, 1997, the Company was served with a summons and complaint in an action brought by three of those former officers against the Company in the Superior Court of the State of California for Los Angeles County. The action seeks damages from the Company based upon the Severance Agreements and an alleged implied promise not to terminate the employment of the former officers with the Company without good cause. The complaint does not state any specific amount of damages that is being sought by the plaintiffs. The Company intends to vigorously defend the action, by, among other things, asserting the invalidity of the Severance Agreements as well as counterclaims alleging breaches of fiduciary duty on the part of the plaintiffs relating to the entering into of the Severance Agreements as well as to various other self-dealing transactions and other claims arising out of the period of time that the Company was being managed by the former officers. At present, it is too early in this action to evaluate fully the Company's exposure. However, as of this date, management and legal counsel believes the Company has very strong defenses to the action as well as meritorious counterclaims and that any future liability to the Company is remote.

  A demand by certain former officers was received by the Company on or about October 6, 1996, claiming benefits under the Supplemental Executive Retirement Plan (the "SERP"). The Company has notified the former officers that their respective claims under the Company's SERP were being denied in whole, based on a determination made by the Board of Directors of the Company in accordance with the terms of Section 2.4(b) of the SERP. Each of the former officers may file a written request for a review of the claim denial, but the Company believes based in part on the advise of counsel, that any review will support the Company's determination to deny such claims under the broad discretion given to the Company's Board under the terms of the SERP. An adverse determination could result in an additional liability of approximately $200,000.

  A demand by certain former directors of the Company was received by the Company on or about November 18, 1996, requesting payment under the Retainer Agreements, dated August 6, 1996, between each of the former directors and the Company. The Company is reviewing certain issues relating to the validity and enforceability relating to the Retainer Agreements. The Company has not been able to ascertain any valid business purpose for the Company to have entered into the Retainer Agreements with the former directors. In addition, the Company expressed concerns about the type of consulting services to be offered by the former directors, the physical ability of the former directors to perform any such services and irregularities relating to the untimely execution of the Retainer Agreements. Among other things, management and legal counsel believe the former directors were not capable of performing the consulting services that were required to be performed under the Retainer Agreements. As such, management believes, based in part on the advise of counsel, the incurrance of any liability relative to the Retainer Agreements is remote.

NOTE 12. EMPLOYEE BENEFIT PLANS

  The Company sponsors a defined contribution 401(k) plan, as amended, covering a majority of its employees. The plan allows eligible employees to contribute up to 17% of their gross salary. Company

                            DATAMETRICS CORPORATION
contributions are voluntary and at the discretion of the Board of Directors. There were no Company contributions in fiscal years 1996, 1995 and 1994. Employees vest in Company contributions based upon their years of vesting service, as defined.

  In October 1989, the Company entered into agreements with two officers to provide deferred compensation benefits upon their retirement. The Company has accrued $101,000 and $176,000 at October 27, 1996 and October 29, 1995,
respectively, representing the net present value of the future benefits to be paid, of which $53,000 and $125,000, respectively, have been classified as long-term.

  During November 1994, the Company established a Supplemental Employee Retirement Plan (SERP), a defined benefit pension plan covering certain officers to whom the plan is offered. Normal retirement age is 65, but provision is made for earlier retirement. Benefits under the plan are generally payable for up to fifteen years after a participant's retirement. However, the participant may elect a lump-sum payment equal to 90% of the net present value of the benefit amount at the participant's retirement date. The Company has accrued $276,000 and $106,000 at October 27, 1996 and October 29, 1995, respectively, for the SERP. The Company funds the liability through a Rabbi Trust agreement at a bank on a yearly basis. The fund balance was $276,000 and $0 at October 27, 1996 and October 29, 1995, respectively.

  During January 1996, the Company established an Employee Qualified Stock Purchase Plan (the Q.S.P. Plan) with an aggregate of 200,000 shares of Datametrics common stock available for purchase. It allows an employee to defer up to 10% of their salary to purchase Datametrics Common Stock at 85% of the closing price at four semi-annual dates. The plan expires December 31, 1997 or when all 200,000 shares have been purchased. A total of 24,711 shares were issued during fiscal 1996.

NOTE 13. QUARTERLY FINANCIAL DATA (UNAUDITED)

  Summarized quarterly financial data for 1996 and 1995 are as follows:

                                                    THREE MONTHS ENDED
                                          ----------------------------------------
 1996 (IN THOUSANDS, EXCEPT SHARE DATA)   JANUARY 28 APRIL 28  JULY 28  OCTOBER 27
 --------------------------------------   ---------- --------  -------  ----------
 Sales..................................   $ 3,651   $ 4,697   $ 5,931   $ 4,967
 Net loss...............................    (2,265)   (3,086)   (2,829)   (9,206)
 Loss per common share:
   Primary and fully diluted............     (0.18)    (0.24)    (0.23)    (0.75)
 Weighted average number of common
  shares outstanding:
   Primary and fully diluted............    12,743    12,755    12,491    12,333

  In the fourth quarter of fiscal 1996, the Company recorded non-recurring charges of $5,518,000. See Note 3 for additional information.

                                                    THREE MONTHS ENDED
                                          ----------------------------------------
 1995 (IN THOUSANDS, EXCEPT SHARE DATA)   JANUARY 29 APRIL 30  JULY 30  OCTOBER 29
 --------------------------------------   ---------- --------  -------  ----------
 Sales..................................   $ 3,451   $ 3,897   $ 4,790   $ 6,818
 Net loss...............................    (1,575)   (2,475)   (2,166)   (2,997)
 Loss per common share:
   Primary and fully diluted............     (0.16)    (0.24)    (0.20)    (0.23)
 Weighted average number of common
  shares outstanding:
   Primary and fully diluted............    10,118    10,223    11,137    12,765

  Per share data may not always add to the total for the year because each figure is independently calculated.

                            DATAMETRICS CORPORATION

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                   FOR EACH OF THE THREE FISCAL YEARS IN THE
                         PERIOD ENDED OCTOBER 27, 1996

CLASSIFICATION                                    1996        1995       1994
--------------                                 ----------- ---------- ----------
Reserve for doubtful accounts:
  Balance at beginning of period.............  $    46,747 $    6,030 $    5,833
  Add--provision charged to operations.......       21,065     41,769      2,872
  Less--reserve applied during the year......          --       1,052      2,675
                                               ----------- ---------- ----------
  Balance at end of period...................  $    67,812 $   46,747 $    6,030
                                               =========== ========== ==========
Reserve for Warranty:
  Balance at beginning of period.............  $   124,500 $  184,093 $  374,775
  Add--provision charged to operations.......      221,365    200,831    150,391
  Less--reserve applied during the year......      166,365    260,424    341,073
                                               ----------- ---------- ----------
  Balance at end of period...................  $   179,500 $  124,500 $  184,093
                                               =========== ========== ==========
Reserve for inventory obsolescence:
  Balance at beginning of period.............  $ 1,772,676 $1,477,534 $1,210,868
  Add--provision charged to operations.......    3,802,437    295,142    295,613
  Less--reserve applied during the year......          --         --      28,947
                                               ----------- ---------- ----------
  Balance at end of period...................  $ 5,575,113 $1,772,676 $1,477,534
                                               =========== ========== ==========
Reserve for prepaid royalties:
  Balance at beginning of period.............  $   750,591 $  750,591 $  752,309
  Add--provision charged to operations.......       69,881        --         --
  Less--reserve applied during the year......          --         --       1,718
                                               ----------- ---------- ----------
  Balance at end of period...................  $   820,472 $  750,591 $  750,591
                                               =========== ========== ==========
Valuation allowances for deferred tax assets:
  Balance at beginning of period.............  $ 5,984,000 $2,376,000        --
  Allowance established with purchase of
   Rugged Digital Systems, Inc...............          --         --  $2,176,000
  Add--provision charged to operations.......    6,104,000  3,608,000    200,000
                                               ----------- ---------- ----------
  Balance at end of period...................  $12,088,000 $5,984,000 $2,376,000
                                               =========== ========== ==========

                                 EXHIBIT INDEX

  The following exhibits are filed as part of this Form 10-K Statement or are incorporated herein by reference.

                            DESCRIPTION OF EXHIBITS

 EXHIBIT
   NO.
 -------
  3.1    Restated Certificate of Incorporation of Registrant, as currently in effect (incorporated by reference to Exhibit 3.1 to Registrant's Form
         8-K dated April 15, 1987).
  3.2    Certificate of Designations, Preferences and Relative, Participating,
         Optional and Other Special Rights of Series B Preferred Stock and
         Qualifications, Limitations and Restrictions Thereof dated August 10,
         1993 (incorporated by reference to Exhibit 4.1 to Registrant's Form 8-
         K dated August 10, 1993).
  3.3    Bylaws of Registrant, as currently in effect (incorporated by reference to Exhibit 3.2 to Registrant's Form 10-K for the year ended
         October 28, 1990).
  3.4    First Amendment to the Restated By-Laws of the Registrant, dated
         August 6, 1996 (incorporated by reference to Exhibit 3.0 to the
         Registrant's Form 8-K dated August 6, 1996).
 10.1    Line of Credit Agreement, Security Agreement, Addendum to Line of
         Credit Agreement, and Loan Disbursement Instructions dated September
         8, 1993 (incorporated by reference to Exhibit 10.1 to Registrant's
         Form 10-K for the year ended October 31, 1993).
 10.3    Lease for Woodland Hills facility between the Company and
         Manufacturers Life Insurance Company dated as of December 19, 1993, as amended on August 31, 1994 (incorporated by reference to Exhibit 10.2 to Registrant's Form 10-K for the year ended October 30, 1994).
 10.4    Agreement between the Company and Sidney E. Wing dated March 17, 1989
         (incorporated by reference to Exhibit 10.4 to Registrant's Form 10-K for the year ended October 29, 1989).
 10.5    Deferred Compensation Agreement between the Company and Garland S.
         White dated October 18, 1989, (incorporated by reference to Exhibit
         10.5 to Registrant's Form 10-K for the year ended October 29, 1989).
 10.6    Amended and Restated Agreement and Plan of Merger dated as of May 12,
         1993 between Registrant and Rugged Digital Systems, Inc. ("Rugged
         Digital") (incorporated by reference to Exhibit 2 to Registrant's Form
         8-K dated May 12, 1993).
 10.7    Escrow Agreement dated August 10, 1993 among the Registrant and others relating to the acquisition of Rugged Digital (incorporated by reference to Exhibit 4.3 to Registrant's Form 8-K dated August 10,
         1993).
 10.8    Debt Exchange Agreement dated August 10, 1993 among Registrant and debt holders of Rugged Digital (incorporated by reference to Exhibit
         4.2 to Registrant's Form 8-K dated August 10, 1993).
 10.9    Security and Loan Agreement between Registrant and Imperial Bank executed March 21, 1995, as amended May 15, 1995 (incorporated by reference to Exhibit 10.1 to Registrant's Form 10-Q for the period ended April 30, 1995), and as amended March 4, 1996 (incorporated by reference to Exhibit 10.1 to Registrant's Form 10-Q for the period ended April 28, 1996).
 10.10   Agreement between the Company and The Angeloff Company dated February
         15, 1995 (incorporated by reference to Exhibit 10.2 to Registrant's
         Form 10-Q for the period ended April 30, 1995).
 21      List of Subsidiaries *
 23      Consent of Ernst & Young LLP, Independent Auditors.*
 27      Financial Data Schedule *
 99.1    The Datametrics Employee Savings Plan And The Trust Agreement Pursuant
         To The Datametrics Employee Savings Plan (incorporated by reference to
         Exhibit 28 to Registrant's Registration Statement on Form S-8 filed on
         November 12, 1985 SEC File No. 33-01469).

 EXHIBIT
   NO.
 -------
 99.2    The Amended and Restated 1993 Stock Option Plan of Datametrics
         Corporation (incorporated by reference to Exhibit 28.2 to Registrant's
         Form 10-K for the year ended October 31, 1993).
 99.3    The 1986 Stock Option Plan of Datametrics Corporation, as amended
         (incorporated by reference to Exhibit 28.1 to Registrant's
         Registration Statement on Form S-8 filed on June 10, 1987, SEC File
         No. 33-14969 and Exhibit 28.5 to Registrant's Form 10-K for the year ended October 29, 1988).
 99.4    The 1982 Stock Option Plan of Datametrics Corporation, as amended
         (incorporated by reference to Exhibit 28.2 to Registrant's
         Registration Statement on Form S-8 filed on June 10, 1987, SEC File
         No. 33-14969).
 99.5    The 1993 Directors' Option Plan of Datametrics Corporation
         (incorporated by reference to Exhibit 28.5 to Registrant's Form 10-K for the year ended October 31, 1993).
 99.6    Datametrics Corporation Supplemental Executive Retirement Plan and
         Master Trust Agreement (incorporated by reference to Exhibit 28.6 to
         Registrant's Form 10-K for the year ended October 30, 1994).
 99.7    The 1995 Stock Option Plan of Datametrics Corporation (incorporated by reference to Exhibit 28.7 to Registrant's Form S-8 filed on May 30,
         1996, S.E.C. File No. 333-04815).
 99.8    The Datametrics Corporation Employee Qualified Stock Purchase plan
         (incorporated by reference to Exhibit 28.8 to Registrant's Form S-8 filed on May 30, 1996, S.E.C. File No. 333-04815).

--------
* Filed herewith.