Form 10-K/A
period 1996-10-27
DATAMETRICS CORP
filed 1997-02-25
CIK 27082

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                   FORM 10-K/A

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended October 27, 1996

                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the Transition Period From _______ to _______

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

Securities registered pursuant to Section 12(g) of the Act: None

        TITLE OF EACH CLASS          NAME OF EACH EXCHANGE ON WHICH REGISTERED
Common Stock, .01 par value                    American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  __X__  No ____


    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K.

    The aggregate market value of the voting stock held by non-affiliates of the Registrant (based on the closing price of such stock as reported by the American Stock Exchange on February 10, 1997) was approximately $26,033,688.

    The number of shares outstanding of the Registrant's Common Stock as of February 10, 1997 was 13,016,844.

The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended October 27, 1996 as set forth in the pages attached hereto:

       1.     PART III (Including Items 10-13).          Pages 3 - 9
       2.     Signatures                                 Page 10

Part III of the Annual Report on Form 10-K is amended and restated in its entirety as follows:

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The directors and executive officers of the Company are as follows:

                                                           Position with
             Name                Age                        the Company                         Director Since
             ----                ---                        -----------                         --------------

Daniel P. Ginns                   46   Chairman of the Board of Directors and Chief              October 1996
                                       Executive Officer

Adrien A. Maught, Jr.             47   President; Chief Operating Officer and Interim            October 1996
                                       Chief Financial Officer

Douglas S. Friedenberg            45   Director                                                  October 1996

James Haber                       33   Director                                                  October 1996

Stephen R. Gass                   48   Director                                                  January 1997


-----------------

DANIEL P. GINNS has been the Chairman of the Board of Directors and Chief Executive Officer of the Company since October 1996. Mr. Ginns has also been the President of Delmont Capital Inc., a financial and management advisory firm, for more than the past five years. Mr. Ginns is also a Director of Starbase Corporation, a company whose shares are quoted on the Nasdaq SmallCap market.

ADRIEN A. MAUGHT, JR. has served as President of the Company since January 1997 and as Chief Operating Officer and Interim Chief Financial Officer of the Company since October 1996. Mr. Maught has been the President of the Adrien A. Maught Company an industrial real-estate and management consultant firm, for more than the past five years.

DOUGLAS S. FRIEDENBERG has been President of Firebird Capital Management, a manager of hedge funds, since 1993. From July 1991 through March 1993, Mr. Friedenberg was the President of Unicorn Capital Management, a hedge fund manager. For more than five years prior thereto, Mr. Friedenberg managed investor portfolios for Morgan Stanley.

JAMES HABER has been the sole general partner of Infiniti Investment Fund L.P., an investment fund, since May 1991. Mr. Haber has also served as the trading manager of Tendencia Overseas Fund, since August 1993.

STEPHEN R. GASS has been employed by Arthur Watson, a private insurance company, for more than the past five years most recently as its Senior Vice President.

There are no family relationships among any of the Company's directors and officers.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

    Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten-percent shareholders are required by regulations promulgated by the Securities and Exchange Commission to furnish the Company with copies of all Section 16(a) forms they file.

    With reference to transactions during the period October 30, 1995 through October 27, 1996, to the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representation, no other reports were required. All Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent shareholders were complied with.


ITEM 11. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

    The following table shows, for fiscal years 1994, 1995 and the fiscal year ended October 27, 1996 ("fiscal 1996"), the compensation earned by the current Chief Executive Officer of the Company, the person who formerly served as Chief Executive Officer of the Company during fiscal 1996, the four most highly compensated executive officers of the Company at the end of fiscal 1996, and the two individuals who would have been among the four most highly compensated executive officers of the Company during fiscal 1996 but for the fact that such individuals were not serving as executive officers of the Company at the end of fiscal 1996 (the foregoing persons are hereinafter referred to as the "Named Executive Officers").

                                                                                  Long-Term Compensation
                                                                          ---------------------------------------
                                             Annual Compensation                   Awards              Payouts
                                    ------------------------------------- ------------------------- -------------
                                                                Other                                 Long-Term   All Other
                                                                Annual    Restricted    Number of     Incentive    Compen-
    Name and Principal                                         Compen-       Stock      Options/        Plan        sation
       Position(s)           Year    Salary ($)   Bonus($)   sation($)(1)  Awards($)     SARs(#)     Payouts($)     ($)(1)
-------------------------- -------- ------------ ----------- ------------ ----------- ------------- -------------  --------
Daniel P. Ginns,             1996        17,500          -        -           -          15,000          -           -
   President and Chief       1995          -             -        -           -             -            -           -
   Executive Officer         1994          -             -        -           -             -            -           -
   Effective as of
     October 9, 1996

Sidney E. Wing,               1996      213,121          -           -           -        100,000            -            -
   Former President and
   Chief Executive            1995      178,240      2,454           -           -         20,000            -            -
   Officer                    1994      163,846          -           -           -              -            -            -

   Carl C. Stella,            1996      143,017          -           -           -         42,500            -            -
   Former Senior Vice
   President                  1995      127,011      1,816           -           -         10,000            -            -
                              1994      119,811          -           -           -         25,000            -            -

Ronald N. Iverson,            1996      143,835          -           -           -         47,000            -            -
   Former Vice President      1995      124,516      1,761           -           -         10,000            -            -
                              1994      117,420          -           -           -         35,000            -            -

Roger De Bruno,               1996      104,381          -           -           -         10,000            -            -
   Vice President             1995       98,224      1,390           -           -          4,000            -            -
                              1994       91,407          -           -           -         30,000            -            -

James Sturgeon,               1996      118,646          -           -           -         10,000            -            -
   Vice President of          1995      111,911      1,583           -           -          4,000            -            -
     Operations
                              1994      104,080          -           -           -         10,000            -            -

William J. Foti,              1996       89,383          -        67,772         -         10,000            -            -
   Vice President             1995       86,244      1,221        50,270         -          4,000            -            -
                              1994       80,870          -        44,895         -             -             -            -

-----------------

(1) Perquisites to each officer did not exceed the lesser of $50,000 or 10% of the total salary and bonus for such officer.

                       STOCK OPTION GRANTS IN FISCAL 1996

    The following table sets forth information regarding the grant of stock options during fiscal 1996 to the Named Executive Officers:




                                                                                                   Potential Realizable
                                                        Individual Grants                            Value at Assumed
                                 ---------------------------------------------------------------     Annual Rates of
                                                  Percent of                                            Stock Price
                                                total Options                                        Appreciation for
                                   Number of    Granted to                                          Option Term($)(3)
                                   Options      Employees in      Exercise Prices    Expiration     -------------------------
             Name                  Granted       Fiscal 1996(1)     Per Share($)        Date(2)           5%         10%
-------------------------------  ------------                     -----------------  -------------  ------------------------
Daniel P. Ginns................     15,000      2.28%                   1.25           12/14/00           5,181       11,447
Sidney E. Wing.................    100,000     15.22%                   7.875          12/14/00         217,570      480,780
Carl C. Stella.................     42,500      6.47%                   7.875          12/14/00          92,467      204,332
Ronald N. Iverson..............     47,500      7.23%                   7.875          12/14/00         103,346      228,371
Roger DeBruno..................     10,000      1.52%                   7.875          12/14/00          21,757       48,078
James Sturgeon.................     10,000      1.52%                   7.875          12/14/00          21,757       48,078
William J. Foti................     10,000      1.52%                   7.875          12/14/00          21,757       48,078

-------------------
(1) No stock appreciation rights were granted to any of the Named Executive Officers or other Company employees in fiscal 1996.
(2) The options become exercisable equally over 16 quarters from the date of grant and expire five years from the date of grant.
(3) The dollar amounts under these columns are the result of calculations at the assumed compounded market appreciation rates of 5% and 10% as required by the Securities and Exchange Commission over a five-year term and, therefore, are not intended to forecast possible future appreciation, if any, of the price of the Company's Common Stock.

                         OPTION EXERCISES IN FISCAL 1996
                       AND OCTOBER 27, 1996 OPTION VALUES

    The following table sets forth information with respect to the Named Executive Officers concerning the exercise of options during fiscal 1996 and unexercised options held at the end of fiscal 1996.

                                                                                                  Value of
                                                                              Number of          Unexercised
                                                                             Unexercised        In-the-Money
                                                                             Options at          Options at
                                         Number of                        October 27, 1996    October 27, 1996($)
                                          Shares                        -------------------- -----------------------
                                        Acquired on         Value           Exercisable/        Exercisable/
               Name                      Exercise        Realized($)        Unexercisable       Unexercisable
-----------------------------------   ---------------   -------------   -------------------- ----------------------
Daniel P. Ginns....................             -                 -          -/15,000                  -/25,313
Sidney E. Wing.....................        50,000           381,250          -/-                       -/-
Carl C. Stella.....................             -                 -          -/-                       -/-
Ronald N. Iverson..................             -                 -     57,031/67,969           37,969/16,875
Roger DeBruno......................             -                 -     22,750/21,250                  -/-
James Sturgeon.....................             -                 -     50,250/13,750           67,500/-
William J. Foti....................             -                 -     33,375/20,625           50,625/16,875

Directors Compensation

     Through October 1996, the Company's Board of Directors consisted of: Dann
V. Angeloff, Richard A. Foster, James Groh, David A. Hahn, Richard W. Muchmore, Aaron Surber, Garland S. White, Sidney E. Wing, and Kenneth Zeiger. Mr. White received a quarterly retainer of $3,750 plus a monthly retainer fee of $1,000 for services as Chairman of the Board of Directors. He received no other fees for Board or Committee meetings. Mr. Angeloff received a monthly retainer of $6,000 and $50,000 ($10,000 per month for five months) for providing certain financial advisory and consulting services to the Company. Mr. Angeloff received no other fees for Board or Committee meetings. Mr. Surber, in addition to the following, received $57,800 for engineering consulting fees. All other directors received a quarterly retainer fee of $1,875 and $800 for each Board and Committee meeting attended, and reimbursement of related out-of- pocket expenses. The Committee Chairmen received $1,600 per in-person Committee meeting.

     In October 1996, the members of the Board of Directors listed above were replaced by the following individuals: Adrien A. Maught, Jr., Douglas S. Friedenberg, James Haber, and Daniel P. Ginns. Stephen R. Gass became a director in January 1997. Mr. Ginns receives a quarterly retainer of $3,750 plus a monthly retainer fee of $1,000 for services as Chairman of the Board. All other directors receive quarterly retainer fees of $1,875 and $800 for each meeting attended, and reimbursement of related out-of-pocket expenses. The Committee Chairmen received $1,600 per in-person Committee meeting.

Employment Contracts and Termination of Employment Arrangements

    In January 1997, the Company entered into employment agreements with Mr. Ginns as Chief Executive Officer of the Company, and Mr. Maught as President, Chief Operating Officer and Interim Chief Financial Officer of the Company. Each of these agreements terminate December 31, 2001. Under these agreements Mr. Ginns and Mr. Maught are paid an initial annual base salary of $240,000 and $215,000 respectively. For each calendar year commencing with the calendar year beginning January 1, 1998, the base salary under these agreements will be adjusted by a percentage equal to the percentage change in the Consumer Price Index for the year then ended from the prior calendar year. In addition to the base salary, the Compensation Committee of the Board of Directors may, in its sole discretion, pay a performance-based bonus to Mr. Ginns or Mr. Maught in any year during the term of their respective agreements.

    The Company has the right to terminate Mr. Ginns' or Mr. Maught's employment without cause at any time; provided, however, that Mr. Ginns and Mr. Maught shall be entitled to payment of his base salary for a period equal to the greater of one year from the date of termination or the remainder of the employment agreement.

    In connection with these employment agreements, the Company granted Mr. Ginns and Mr. Maught warrants to purchase up to 700,000 and 500,000 shares, respectively, of the Company's common stock at a purchase price of $2.00 per share. All of these warrants are immediately exercisable and have a term of five years.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                             PRINCIPAL STOCKHOLDERS

    The following table sets forth, as of February 7, 1997, the number and percentage ownership of the Company's Common Stock by each director of the Company, certain executive officers and by all officers and directors of the Company as a group. To the Company's knowledge, no person or entity owns 5% or more of the Company's Common Stock. Except as otherwise indicated, and subject to applicable community property and similar laws, each of the persons named has sole voting and investment power with respect to the Common Stock shown as beneficially owned. An asterisk denotes beneficial ownership of less than 1%.

                                                                       Amount and    Percentage
                                                                       Nature of         of
                                                                       Beneficial   Outstanding
                         Name and Address(1)                           Ownership       Shares
----------------------------------------------------------------- -----------------------------
DIRECTORS
James Haber                                                         1,338,042 (2)      9.9%
Douglas S. Friedenberg                                                 965,532(3)      7.4%
Daniel P. Ginns                                                        710,000(4)      5.2%
Adrien A. Maught, Jr.                                                  510,000(5)      3.8%
Stephen R. Gass                                                          5,000(6)      *

NAMED EXECUTIVE OFFICER (excluding those listed above)
Roger De Bruno                                                            25,021       *
James Strugeon                                                            60,347       *
Carl Stella                                                               32,572       *
Sidney Wing                                                               28,495       *
Ronald Iverson                                                                 0       *
William J. Futi                                                           64,311       *
ALL OFFICERS AND DIRECTORS AS A GROUP (11 persons)                     3,721,277       24.6%


(1) The addresses of all persons listed is c/o the Company, 21135 Erwin Street, Woodland Hills, California 91367.
(2) Includes 500,008 shares subject to warrants which are presently exercisable. Of such warrants 400,008 have an exercise price of $1.50 and expire on November 25, 2001 and 100,000 have an exercise price of $2.00 and expire on January 31, 2002. Excludes 15,000 shares subject to non-qualified stock options not presently exercisable. The options have an exercise price of $1.25 and expire on October 8, 2001.
(3) Includes 316,677 shares subject to warrants which are presently exercisable. Of such warrants 216,671 have an exercise price of $1.50 and expire on November 25, 2001 and 100,000 have an exercise price of $2.00 and expire on January 31, 2002. Excludes 15,000 non-qualified options not presently exercisable. The options have an exercise price of $1.25 and expire on October 8, 2001.
(4) Includes 700,000 shares subject to warrants which are presently exercisable. The warrants have an exercise price of $2.00 and expire on January 3, 2002. Excludes 15,000 shares subject to non-qualified stock options not presently exercisable. The options have an exercise price of $1.25 and expire on October 8, 2001.
(5) Includes 500,000 shares subject to warrants. The warrants are exercisable at $2.00 and expire on January 3, 2002. Excludes 15,000 shares subject to non-qualified stock options not presently exercisable. The options have an exercise price of $1.25 and expire on October 8, 2001.
(6) Excludes 15,000 non-qualified stock options not currently exercisable. The options have an exercise price of $1.4375 and expire on January 31, 2002.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           DATAMETRICS CORPORATION




Date:  February 24, 1997                   By:    /S/ Daniel P. Ginns
                                                  -------------------
                                                  Daniel P. Ginns
                                                  Chief Executive Officer
                                                  and President


















104910