Form 10-Q
period 1997-01-26
DATAMETRICS CORP
filed 1997-03-11
CIK 27082

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED JANUARY 26, 1997
                                 ----------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________TO________

COMMISSION FILE NUMBER  0-8567
                       -------

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

                                 (818) 598-6200
-------------------------------------------------------------------------------
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)



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

COMMON STOCK. $.01 PAR VALUE--13,016,844 SHARES AS OF FEBRUARY 10, 1997

                            DATAMETRICS CORPORATION
                               INDEX TO FORM 10-Q

                                                                   PAGE NO.
                                                                   --------
PART I - FINANCIAL INFORMATION
    ITEM 1.  FINANCIAL STATEMENTS:
                CONSOLIDATED CONDENSED BALANCE SHEETS AS OF
                JANUARY 26,1997 AND OCTOBER 27, 1996                    3

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JANUARY 26, 1997 AND
                JANUARY 28, 1996                                        4

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTHS ENDED JANUARY 26,1997 AND
                JANUARY 28,1996                                         5

                NOTES TO CONSOLIDATED CONDENSED FINANCIAL
                STATEMENTS                                              6

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS                        9

PART II- OTHER INFORMATION
    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                          14

SIGNATURES                                                             15

                            DATAMETRICS CORPORATION
                            CONSOLIDATED CONDENSED
                                BALANCE SHEETS
                                  (unaudited)

                                                        January 26,  October 27,
(In thousands, except for share data)                      1997         1996
=====================================                   ===========  ==========
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                             $    448     $    386
  Accounts receivable, net                                 2,818        5,735
  Inventory, net                                           6,829        6,945
  Prepaid expenses                                            42           16
                                                        --------     --------
    Total current assets                                  10,137       13,082

Property and Equipment, At Cost:
  Machinery and equipment                                  3,807        4,319
  Furniture, fixtures & computer equipment                 2,488        2,521
  Leasehold improvements                                     392          475
                                                        --------     --------
                                                           6,687        7,315
  Accumulated depreciation and amortization               (4,979)      (5,445)
                                                        --------     --------
  Net property and equipment                               1,708        1,870
Other Assets                                                 996          988
                                                        --------     --------
                                                        $ 12,841     $ 15,940
                                                        ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                      $  1,890     $  3,528
  Note Payable                                               550        2,550
  Accrued commissions and payroll                            526          995
  Accrued warranty                                           130          180
  Other accrued liabilities                                  482          975
  Progress billing and advance payment liability             746        1,037
  Redeemed Series B Preferred Stock Payable                  --            87
  Current portion of capital lease and loan obligatio        550          543
                                                        --------     --------
    Total current liabilities                              4,874        9,895

CAPITAL LEASE OBLIGATIONS                                    --             7
LONG TERM DEBT DUE AFTER ONE YEAR                          2,386          697
OTHER LONG-TERM LIABILITIES                                  324          328
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value--20,000,000 shares
     authorized; 12,344,510 shares issued and
     outstanding in 1997 (12,264,408 in 1996)                123          123
  Additional paid-in capital                              32,787       32,577
  Accumulated deficit                                    (27,653)     (27,687)
                                                        --------     --------
    Total stockholders' equity                             5,257        5,013
                                                        --------     --------
                                                        $ 12,841     $ 15,940
                                                        ========     ========

See accompanying notes

                            DATAMETRICS CORPORATION
                            CONSOLIDATED CONDENSED
                           STATEMENTS OF OPERATIONS

                                  (Unaudited)

                                                              For The Three Months
                                                                     Ended
                                                         -------------------------------
                                                         January 26,        January 28,
(In thousands, except per share data)                       1997               1996
=====================================                    ===========        ===========
SALES                                                      $ 3,957            $ 3,651
   Cost of sales                                             2,707              2,785
   Research & development                                      181              1,429
   Selling, general & administrative                           926              1,820
                                                           -------            -------
Income (loss) from operations                                  143             (2,383)
Interest (income) expense, net                                 107                (47)
Amortization of excess of acquired net assets over cost       --                  (76)
                                                           -------            -------
Income (loss) before provision for income taxes                 36             (2,260)
Provision for income taxes                                       2                  5
                                                           -------            -------
Net income (loss)                                          $    34            $(2,265)
                                                           =======            =======

Earnings (loss) per share of common stock:
   Primary and fully diluted net income (loss)                --              $ (0.18)
                                                           =======            =======


WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
   Primary and fully diluted                                12,291             12,743

See accompanying notes.

                            DATAMETRICS CORPORATION
                            CONDENSED CONSOLIDATED
                             CASH FLOWS STATEMENT
                                  (Unaudited)

                                                             For The Three Month Period
                                                                        Ended
                                                             --------------------------
                                                             January 26,    January 28,
(In thousands) (Brackets denote cash outflows)                  1997           1996
----------------------------------------------               -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITES:
  Net income ( loss)                                           $    34        $(2,265)
  Adjustments:
    Amortization of excess of acquired net assets                 --              (76)
     Depreciation and amortization                                 188            308

  Changes in balance sheet items:
     Accounts receivable                                         2,917          1,170
     Inventory                                                     116         (2,229)
     Prepaid expenses                                              (26)           216
     Accounts payable                                           (1,638)          (364)
     Accrued commissions and payroll                              (469)           (98)
     Advance and progress payments from customers                 (291)          --
     Other accrued liabilities                                    (493)           208
     Accrued warranty                                              (50)          --
     Other                                                         (12)          (320)
                                                               -------        -------
Net cash provided by (used in) operating activities                276         (3,450)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures for property and equipment                   (9)          (606)
                                                               -------        -------
Net cash used in investing activities                               (9)          (606)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on notes payable to bank                            2,141           --
  Payments on notes payable to bank                             (4,141)          --
  Proceeds from the issuance of common stock                        73            209
  Issuance of warrants                                             137           --
  Payment on Series B Preferred Stock                              (87)          --
  Borrowings of long-term debt                                   1,792           --
  Payments on long-term debt                                      (103)          (101)
  Payments on capital lease obligations                            (17)           (34)
                                                               -------        -------
Net cash provided by (used in)  financing activities              (205)            74
                                                               -------        -------
Net increase(decrease) in cash and cash equivalents                 62         (3,982)
Cash and cash equivalents at the beginning of the period           386          9,601
                                                               -------        -------
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD             $   448        $ 5,619
                                                               =======        =======

Cash paid during the period for:
   Interest                                                    $    89        $    37
   Income Taxes                                                   --                5

See accompanying notes.

                            DATAMETRICS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                January 26, 1997
                                  (Unaudited)

1. The financial statements include the accounts of Datametrics Corporation ("the Company").

The consolidated condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission for the requirements of Form 10-Q. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the statements and notes thereto included in the Company's latest Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to present a fair statement of the results of operations for the interim periods. Much of the Company's business is longer term and involves varying development, production, and delivery schedules. Accordingly, results of a particular quarter or quarter-to-quarter comparisons of recorded sales and profits may not be indicative of future operating results, including results for the fiscal year ending October 26, 1997.

From our latest Annual Report on Form 10-K, the following notes have been omitted in this Form 10-Q: note (1) pertains to summary of significant accounting policies with respect to line of business, revenue recognition, change in accounting principles, accounts receivable, inventories, major customers, cash and cash equivalents, property and equipment, intangible assets, credit risk, fair value of financial instruments, stock-based compensation and net income per share; note (2) pertains to a change in control of the Company; note (3) pertains to non-recurring charges; note (4) pertains to accounts receivable; note (5) pertains to inventory; note (6) pertains to income taxes; note (7) pertains to debt; note (8) pertains to leases; note (9) pertains to preferred stock; note (10) pertains to stock option plans; note (11) pertains to contingencies; and note (12) pertains to employee benefit plans; note (13) pertains to quarterly financial data.

2. INVENTORY Stockroom inventory is stated at the lower of cost (first-in, first-out) or market. The Company evaluates at least annually its stockroom inventory for potential obsolescence or excessive levels based upon backlog and forecasted usage. Contract inventory costs include purchased materials, direct labor and manufacturing overhead. General and administrative costs are expenses in the period incurred. Inventories as of January 26, 1997 are as follows:

                  Raw Material               $5,792,000
                  Work-in Process             1,037,000
                                             ----------
                      Total                  $6,829,000

3. CONTINGENCIES The Company is, from time to time, subject to legal proceedings in the general course of its business. The Company is not a party to any pending legal proceedings from its general operations.

A demand by certain former officers was received by the Company on or about November 6, 1996, claiming benefits under the Supplemental Executive Retirement Plan (the "SERP"). The Company has notified the former officers that their respective claims under the Company's SERP were being denied in whole, based on a determination made by the Board of Directors of the Company in accordance with the terms of Section 2.4(b) of the SERP. Each of the former officers may file a written request for a review of the claim denial, but the Company believes that any review will support the Company's determination to deny such claims under the broad discretion given to the Company's Board under the terms of the SERP. An adverse determination could result in an additional liability of approximately $200,000.

On January 13, 1997, the Company was served with a summons and complaint in an action brought by three former officers against the Company in the Superior Court of the State of California for Los Angeles County to enforce payment of severance benefits as set forth in agreements between each of the individual officers and the Company, each dated as of October 7, 1996 (the "Severance Agreements"). The former officers have demanded that the Company pay to each of the officers an amount equal to one year of such former officers' annual salary in effect as of the date of termination, payable in a lump sum, followed by twelve monthly installments payable to the former officers, the total of such installments would also equal one year's annual salary. Total payments under the severance agreements would aggregate approximately $800,000. The action seeks damages from the Company based upon the Severance Agreements and an alleged implied promise not to terminate the employment of the former officers with the Company without good cause. The complaint does not state any specific amount of damages that is being sought by the plaintiffs. The Company intends to vigorously defend the action, by, among other things, asserting the invalidity of the Severance Agreements as well as counterclaims arising out of the period of time that the Company was being managed by the former officers. On February 12, 1997 the Company filed a cross complaint against four former officers alleging breach of fiduciary duty, constructive fraud, civil conspiracy and declaratory relief. At present, it is too early in this action to evaluate fully the Company's exposure. The Company believes that it has strong defenses to the foregoing actions as well as meritorious counter claims thereto, and intends to defend these actions and assert its counterclaims fully and vigorously.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

Three Month Period Ended January 26, 1997 Compared
--------------------------------------------------
To The Three Month Period Ended January 28, 1996
------------------------------------------------

Sales for the three month period ended January 26, 1997 were $3,957,000, an increase of $306,000 or 8% compared to $3,651,000 for the same period the prior year. Sales of defense and defense related products increased by $407,000 while other sales decreased by $101,000.

Cost of sales for the three month period ended January 26, 1997 was $2,707,000 (68% of sales) a decrease of $78,000 compared to $2,785,000(76% of sales) for the same period the prior year. Cost of Sales as a percentage of sales were favorably impacted by lower overhead expenses and product mix.

Research and development expenses for the three month period ended January 26, 1997 were $181,000, a decrease of $1,248,000 or 87%, compared with $1,429,000 for the same period the prior year. The decrease is primarily due to the substantial reduction of expenses relating to the Company's commercial thermal printer products, and the related development costs.

Selling, general, and administrative expenses for the three month period ended January 26, 1997 were $926,000 (23% of sales), a decrease of $894,000 or 49%
compared with $1,820,000 (50% of sales) for the same period the prior year. This decrease is attributable primarily to the substantial reduction of marketing and administrative expenses relating to the Company's commercial thermal printer products.

Interest expense for the three month period ended January 26, 1997 was $107,000, a net increase of $154,000 compared with $47,000 of net interest income for the same period the prior year. This increase is due to borrowings on the Company's bank line of credit, borrowings on the cash surrender value of the Company's key man life insurance policy and issuance of subordinated debentures during the first quarter of fiscal 1997. Amortization of excess of acquired net assets over cost was completed during the third quarter of fiscal 1996. The amortization is a result of the acquisition of Rugged Digital in August 1993. There was $76,000 amortization during the three month period ending January 28, 1996.

As a result of the foregoing factors, net income for the three months ended January 26, 1997 was $34,000, compared with a net loss of $2,265,000 for the same period in the prior year.

The Company recorded non-recurring charges totaling $5,518,000 in the fourth quarter of fiscal 1996. The components of the non-recurring charges were $304,000 in severance payments and accruals relating to employee and senior executive terminations, $876,000 resulting from the accelerated depreciation charges on CYMax property and equipment, $3,323,000 related to the write-down to estimated net realizable value for CYMax inventory purchased during fiscal 1996, $542,000 for CYMax customer and material claims and $473,000 for a write-down of other assets and other liabilities related to CYMax. As of January 26,1997, $466,000 of the non-recurring charges were accrued as liabilities. Depending on the Company's actual success in utilizing its inventory, additional reserves may be required beyond those recorded.

The contract process in which products are offered for sale is generally set before costs are incurred, and prices are based on estimates of the costs, which include the anticipated impact of inflation.

The Company's backlog of funded orders not yet recognized as revenue at January 26,1997 was approximately $7,083,000. Virtually all of the backlog is expected to be delivered during the fiscal year ending October 26,1997. Approximately 75% of the Company's backlog consists of orders which are subject to termination at the convenience of the customer at any time. In the event of such a termination, the Company is entitled to receive reimbursement for its costs and any negotiated profit.

                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------

The Company has a revolving line of credit agreement (the "Credit Agreement") with a bank, collateralized by substantially all the Company's assets, which allows the Company to borrow eighty percent (80%) of eligible accounts receivable, plus eighty percent (80%) of eligible progress billings receivable, to a maximum progress billing receivables sublimit, which may not exceed the lesser of ten percent (10%) of eligible receivables or $500,000, up to a maximum of $3,000,000. Indebtedness under the Credit Agreement bears interest at the bank's reference rate plus 2% (8.25% reference rate at January 26, 1997). During February the Company renewed its credit facility. The facility expires on March 3, 1998. There was $550,000 outstanding under this facility at January 26, 1997.

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

During November 1996, the Company issued $1,850,000 of Senior Subordinated Secured Debentures with a maturity date of May 25, 1998 and an annual interest rate of 10%. The proceeds from the sale of the Senior Subordinated Secured Debentures were used to reduce outstanding indebtedness under the line of credit and fund working capital requirements. The Senior Subordinated Secured Debenture holders received warrants to purchase a total of 616,679 shares of common stock at a price of $1.50 for each share in connection with the financing. The warrants are subject to call by the Company if the closing market price of the Company's common stock is $3.00 or greater for twenty consecutive days. The warrants expire November 25, 2001.

In addition to the above referenced subordinated debt, the Company has received a commitment, subject to normal terms and conditions, from certain stockholders and non-executive members of the Company's Board of Directors, to arrange to raise approximately $3,000,000 of capital for Datametrics Corporation through a private placement of equity securities, debt securities or a combination thereof. In connection with this commitment the Company raised an aggregate of $1,001,000 through the private placement of 667,334 shares of its common stock at a price of $1.50 per share. The Company granted warrants in connection with this $3,000,000 commitment to purchase 200,000 shares of the Company's common stock at a price of $2.00 per share.

The Company believes that the existing credit line in conjunction with the $2,851,000 additional capital raised in November 1996 and February 1997, and the certain stockholder and non-executive members of the Board of Directors' commitment to arrange to raise up to $1,999,000 in new capital will enable the Company to satisfy its working capital requirements for the foreseeable future.

The Company's working capital and current ratios at January 26, 1997 and the end of fiscal years 1996, 1995 and 1994 were $5,263,000 $3,188,000, $19,252,000 and
$12,361,000 and 2.1, 1.3, 5.4 and 3.7, respectively.

Management believes that the Company must purchase approximately $250,000 of capital equipment (including capitalized leases) during fiscal 1997. The Company's other principal commitments for fiscal 1997 are lease obligations for the Company's facility, equipment lease and loan payments, and interest due on bank borrowings and subordinated debt. Management expects to finance the capital expenditure requirements and other commitments from the bank line of credit, subordinated debt, capital leases, capital loans and from other sources of working capital.


Forward Looking Statements-Cautionary Factors

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


                                    DATAMETRICS CORPORATION
                                    -----------------------

                                    (Registrant)



Dated:  03/10/97                             /s/ DANIEL P. GINNS
       ------------------------------      ---------------------------

                                           Daniel P. Ginns
                                           Chief Executive Officer




Dated:  03/10/97                             /s/ ADRIEN A. MAUGHT JR.
       ------------------------------      ----------------------------
                                           Adrien A. Maught Jr.
                                           President, Chief Operating
                                           Officer and Interim Chief
                                           Financial Officer