Form 10-Q
period 1997-04-27
DATAMETRICS CORP
filed 1997-06-06
CIK 27082

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended April 27, 1997
                                 --------------

                                       or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ________to________

Commission File Number  0-8567
                       -------

                            Datametrics Corporation
--------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

           Delaware                                     95-3545701
--------------------------------------------------------------------------------
(State or other jurisdiction                         (I.R.S. Employer
incorporation or organization)                     Identification Number)

      21135 Erwin St.
      Woodland Hills, California                           91367
--------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

                                 (818)598-6200
--------------------------------------------------------------------------------
               (Registrant's telephone number, including area code)



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

Common Stock. $.01 Par Value--13,268,514 shares as of May 31, 1997

                            DATAMETRICS CORPORATION
                               Index to Form 10-Q

                                                                     Page No.
-----------------------------------------------------------------------------
Part I - Financial Information
       Item 1.   Financial Statements:
                    Consolidated Condensed Balance
                    Sheets as of April 27,1997 and
                    October 27, 1996                                    3

                    Consolidated Condensed Statements
                    of Operations for the Three Months
                    Ended April 27, 1997 and
                    April 28, 1996                                      4

                    Consolidated Condensed Statements
                    of Cash Flows for the Three Months
                    Ended April 27,1997 and
                    April 28,1996                                       5

                    Notes to Consolidated Condensed
                    Financial Statements                                6

       Item 2.   Management's Discussion and Analysis
                 of Financial Condition and Results
                 of Operations                                          9

Part II - Other Information
       Item 6.   Exhibits and Reports on Form 8-K                      15

Signatures                                                             16

CONSOLIDATED CONDENSED                                   DATAMETRICS CORPORATION
BALANCE SHEETS
(unaudited)

                                                          April 27,     October 27,
(In thousands, except for share data)                          1997            1996
                                                          --------------------------

ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                $    740        $    386
  Accounts receivable, net                                    3,749           5,735
  Inventory, net                                              5,988           6,945
  Prepaid expenses                                               61              16
                                                          --------------------------
    Total current assets                                     10,538          13,082

Property and Equipment, at Cost:
  Machinery and equipment                                     3,863           4,319
  Furniture, fixtures & computer equipment                    2,473           2,521
  Leasehold improvements                                        392             475
                                                          --------------------------
                                                              6,728           7,315
  Accumulated depreciation and amortization                  (5,048)         (5,445)
                                                          --------------------------
  Net property and equipment                                  1,680           1,870
Other Assets                                                  1,022             988
                                                          --------------------------
                                                           $ 13,240        $ 15,940
                                                          ==========================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                         $  2,101       $   3,528
  Note payable                                                   --           2,550
  Accrued commissions and payroll                               410             995
  Accrued warranty                                              130             180
  Other accrued liabilities                                     534             975
  Progress billing and advance payment liability                250           1,037
  Redeemed Series B Preferred Stock Payable                      --              87
  Current portion of capital lease and loan obligations         432             543
                                                          --------------------------
    Total current liabilities                                 3,857           9,895

CAPITAL LEASE OBLIGATIONS                                        --               7
LONG -TERM DEBT DUE AFTER ONE YEAR                            2,395             697
OTHER LONG-TERM LIABILITIES                                     319             328
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value--20,000,000 shares
     authorized; 13,233,514 shares issued and
     outstanding in 1997 (12,264,408 in 1996)                   132             123
  Additional paid-in capital                                 34,111          32,577
  Accumulated deficit                                       (27,574)        (27,687)
                                                          --------------------------
    Total stockholders' equity                                6,669           5,013
                                                          --------------------------
                                                           $ 13,240        $ 15,940
                                                          ==========================

See accompanying notes.

CONSOLIDATED CONDENSED                                   DATAMETRICS CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited)

                                                              For The Three Months       For The Six Months
                                                                      Ended                    Ended
                                                             April 27,   April 28,     April 27,     April 28,
(In thousands, except per share data)                             1997        1996          1997          1996
                                                             =================================================

SALES                                                           $6,226     $ 4,697       $10,183       $ 8,348
   Cost of sales                                                 4,650       3,975         7,357         6,760
   Research & development                                           21       1,949           202         3,378
   Selling, general & administrative                             1,351       1,949         2,277         3,769
                                                                ----------------------------------------------
Income (loss) from operations                                      204      (3,176)          347        (5,559)
Interest (income) expense, net                                     118         (16)          225           (63)
Amortization of excess of acquired net assets over cost             --         (76)           --          (152)
                                                                ----------------------------------------------
Income (loss) before provision for income taxes                     86      (3,084)          122        (5,344)
Provision for income taxes                                           7           2             9             7
                                                                ----------------------------------------------
Net income (loss)                                               $   79     $(3,086)      $   113       $(5,351)
                                                                ==============================================

Earnings (loss) per share of common stock:                      $ 0.01     $ (0.24)      $  0.01       $ (0.42)
   Primary and fully diluted net income (loss)
                                                                ==============================================

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
   Primary and fully diluted                                    13,223      12,755        12,712        12,749

See accompanying notes.

CONDENSED CONSOLIDATED                                   DATAMETRICS CORPORATION
CASH FLOWS STATEMENT
(Unaudited)

                                                          For The Six Month Period
                                                                    Ended
                                                            April 27,     April 28,
(In thousands)(Brackets denote cash outflows)                    1997          1996
                                                        ----------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                           $   113       $(5,351)
  Adjustments:
    Amortization of excess of acquired net assets                  --          (153)
     Depreciation and amortization                                341           639

  Changes in balance sheet items:
     Accounts receivable                                        1,986           398
     Inventory                                                    957        (3,452)
     Prepaid expenses                                             (45)          222
     Accounts payable                                          (1,427)         (742)
     Accrued commissions and payroll                             (585)          (99)
     Advance and progress payments from customers                (787)           57
     Other accrued liabilities                                   (441)           (9)
     Accrued warranty                                             (50)           --
     Other                                                        (43)         (390)
                                                              -------       -------
Net cash provided by (used in) operating activities                19        (8,880)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures for property and equipment                (151)         (950)
                                                              -------       -------
Net cash used in investing activities                            (151)         (950)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on notes payable to bank                           4,826         1,000
  Payments on notes payable to bank                            (7,376)           --
  Proceeds from the issuance of common stock                    1,406           297
  Issuance of warrants                                            137            --
  Payment on Series B Preferred Stock                             (87)           --
  Borrowings of long-term debt                                  1,830            --
  Payments on long-term debt                                     (215)         (203)
  Payments on capital lease obligations                           (35)          (58)
                                                              -------       -------
Net cash provided by (used in) financing activities               486         1,036
                                                              -------       -------
Net increase(decrease) in cash and cash equivalents               354        (8,794)
Cash and cash equivalents at the beginning of the period          386         9,601
                                                              -------       -------
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD            $   740       $   807
                                                              =======       =======

Cash paid during the period for:
   Interest                                                   $   157       $    83
   Income Taxes                                                     4             7

See accompanying notes.

                            DATAMETRICS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                 April 27, 1997
                                  (Unaudited)

1. The financial statements include the accounts of Datametrics Corporation (the "Company").

The consolidated condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission for the requirements of Form 10-Q. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the statements and notes thereto included in the Company's latest Annual Report on Form 10-K for the fiscal year ended October 27, 1996 as filed with the Securities and Exchange Commission.

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

From our latest Annual Report on Form 10-K, the following notes have been omitted in this Form 10-Q: note (1) pertains to summary of significant accounting policies with respect to line of business, revenue recognition, change in accounting principles, accounts receivable, inventories, major customers, cash and cash equivalents, property and equipment, intangible assets, credit risk, fair value of financial instruments, stock-based compensation and net income per share; note (2) pertains to a change in control of the Company; note (3) pertains to non-recurring charges; note (4) pertains to accounts receivable; note (5) pertains to inventory; note (6) pertains to income taxes; note (7) pertains to debt; note (8) pertains to leases; note (9) pertains to preferred stock; note (10) pertains to stock option plans; note (11) pertains to contingencies; and note (12) pertains to employee benefit plans; and note (13) pertains to quarterly financial data.

2. INVENTORY Stockroom inventory is stated at the lower of cost (first-in, first-out) or market. The Company evaluates at least annually its stockroom inventory for potential obsolescence or excessive levels based upon backlog and forecasted usage. Contract inventory costs include purchased materials, direct labor and manufacturing overhead. General and administrative costs are expensed in the period incurred. Inventories as of April 27, 1997 are as follows:

                        Raw Material         $5,536,000
                        Work-in Process         452,000
                                             ----------
                              Total          $5,988,000

3. CONTINGENCIES The Company is, from time to time, subject to legal proceedings in the general course of its business.

The Company is subject to one pending lawsuit brought by four former officers of the Company (the "Former Officers"), whose relationships with the Company terminated in part as a result of the Company's restructuring. On January 13th, 1997, three of the Former Officers sued the Company in the Superior Court of the State of California for Los Angeles County, in order to enforce payment of severance benefits under certain agreements, each dated as of October 7, 1996, between each of the Former Officers and the Company(collectively the "Severance Agreement"). The fourth Former Officer has sued the Company in response to the Company's cross-complaint described below. The Former Officers seek damages from the Company based upon Severance Agreements and an alleged implied promise not to terminate the employment of the Former Officers with the Company without good cause. The Former Officers have demanded that the Company pay to each of them (i) an amount equal to one year of their respective annual salaries in effect as of the date of termination, payable in a lump sum, followed by (ii) twelve monthly installments payable to the former officers, the total of such installments would also equal their respective annual salaries. Total payments under Severance Agreements would aggregate approximately $1,200,000 if due in full to the Former Officers. The complaint does not state, however, any specific amount of damages sought by the plaintiffs.

The Company believes that the Severance Agreements were entered into for the benefit of the Former Officers without proper regard for the best interests of the Company and its stockholders. On February 12, 1997, the Company filed a cross-complaint against the Former Officers alleging breach of fiduciary duty, constructive fraud, civil conspiracy and declaratory relief. At present, it is too early to evaluate fully the Company's exposure, if any, under the above action. Management believes, however, that it has legitimate defenses and intends to defend vigorously this action.

In addition, on or about November 6, 1996 the Company received a demand by the Former Officers claiming benefits under the Company's Supplemental Executive Retirement Plan (the "SERP"). The Company has notified the Former Officers that their respective claims under the SERP were being denied in whole in accordance with the terms of SERP. Three of the Former Officers have disputed this denial and the Company believes that this dispute will be resolved in a court action. An adverse determination could result in additional liability to the Company of approximately $200,000.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------


Six Month Period Ended April 27, 1997 Compared
----------------------------------------------
To The Six Month Period Ended April 28, 1996
--------------------------------------------

Sales for the six month period ended April 27, 1997 were $10,183,000, an increase of $1,835,000 or 22% compared to $8,348,000 for the same period the prior year. Sales of defense and defense related products increased by $2,136,000 while other sales decreased by $301,000.

Cost of sales for the six month period ended April 27, 1997 was $7,357,000 (72% of sales) an increase of $597,000 compared to $6,760,000(81% of sales) for the same period the prior year. Cost of sales as a percentage of sales were favorably impacted by lower overhead expenses and product mix.

Research and development expenses for the six month period ended April 27, 1997 were $202,000, a decrease of $3,176,000 or 94%, compared with $3,378,000 for the same period the prior year. The decrease is primarily due to the substantial reduction of expenses relating to the Company's commercial thermal printer products, and the related development costs.

Selling, general, and administrative expenses for the six month period ended April 27, 1997 were $2,277,000 (22% of sales), a decrease of $1,492,000 or 40%
compared with $3,769,000 (45% of sales) for the same period the prior year. This decrease is attributable primarily to the substantial reduction of marketing and administrative expenses of the commercial thermal printer products.

Interest expense for the six month period ended April 27, 1997 was $225,000, a net increase of $288,000 compared with $63,000 of net interest income for the same period the prior year. This increase is due to decreased investment income, borrowings on the Company's bank line of credit, borrowings on the cash surrender value of the Company's key man life insurance policy and issuance of subordinated debentures during the first quarter of fiscal 1997. Amortization of excess of acquired net assets over cost was completed during the third quarter of fiscal 1996. The amortization is a result of the acquisition of Rugged Digital Systems Inc.("Rugged Digital") in August 1993. There was $152,000 amortization during the same period last year. Income taxes were $9,000 an increase of $2,000 compared with $7,000 in income taxes for the same period the prior year.

As a result of the foregoing factors, net income for the six months ended April 27, 1997 was $113,000, compared with a net loss of $5,351,000 for the same period in the prior year.

The Company recorded non-recurring charges totaling $5,518,000 in the fourth quarter of fiscal 1996. The components of the non-recurring charges were $304,000 in severance payments and accruals relating to employee and senior executive terminations, $876,000 resulting from the accelerated depreciation charges on CYMax property and equipment, $3,323,000 related to the write-down to estimated net realizable value for CYMax inventory purchased during fiscal 1996, $542,000 for CYMax customer and material claims and $473,000 for a write-down of other assets and other liabilities related to CYMax. As of April 27,1997, $369,000 of the non-recurring charges were accrued as liabilities. The new Board of Directors believes that the management changes and staff reductions, together with broad newly designed cost control policies begun in October 1996, will permit the Company to focus better upon its core defense business operations, facilitate the completion of the Company's marketing and operational study of its high-speed color printer product line and align the Company's workforce. Depending on the Company's actual success in utilizing its inventory, additional reserves may be required beyond those recorded.

The contract process in which products are offered for sale is generally set before costs are incurred, and prices are based on estimates of the costs, which include the anticipated impact of inflation.

The Company's backlog of funded orders not yet recognized as revenue at April 27, 1997 was approximately $4,668,000. Virtually all of the backlog is expected to be delivered during the fiscal year ending October 26, 1997. Approximately 75% of the Company's backlog consists of orders which are subject to termination at the convenience of the customer at any time. In the event of such a termination, the Company is entitled to receive reimbursement for its costs and any negotiated profit.


Three Month Period Ended April 27, 1997 Compared
------------------------------------------------
To The Three Month Period Ended April 28, 1996
----------------------------------------------

Sales for the three month period ended April 27, 1997 were $6,226,000, an increase of $1,529,000 or 33% compared to $4,697,000 for the same period the prior year. Sales of defense and defense related products increased by $1,728,000 while other sales decreased by $199,000.

Cost of sales for the three month period ended April 27, 1997 was $4,650,000 (75% of sales) an increase of $675,000 compared to $3,975,000(85% of sales) for the same period the prior year. Cost of sales as a percentage of sales were favorably impacted by lower overhead expenses and product mix.

Research and development expenses for the three month period ended April 27, 1997 were $21,000, a decrease of $1,928,000 or 99%, compared with $1,949,000 for the same period the prior year. The decrease is primarily due to the substantial reduction of expenses relating to the Company's commercial thermal printer products, and the related development costs.

Selling, general, and administrative expenses for the three month period ended April 27, 1997 were $1,351,000 (22% of sales), a decrease of $598,000 or 31%
compared with $1,949,000 (42% of sales) for the same period the prior year. This decrease is attributable primarily to the substantial reduction of marketing and administrative expenses of the commercial thermal printer products.

Interest expense for the three month period ended April 27, 1997 was $118,000, a net increase of $134,000 compared with $16,000 of net interest income for the same period the prior year. This increase is due to decreased investment income, borrowings on the Company's bank line of credit, borrowings on the cash surrender value of the Company's key man life insurance policy and issuance of subordinated debentures during the first quarter of fiscal 1997. Amortization of excess of acquired net assets over cost was completed during the third quarter of fiscal 1996. The amortization is a result of the acquisition of Rugged Digital in August 1993. There was $76,000 amortization during the same period last year. Income taxes for the three month period ended April 27, 1997 were $7,000 an increase of $5,000 compared to $2,000 for the same period last year.

As a result of the foregoing factors, net income for the three months ended April 27, 1997 was $79,000, compared with a net loss of $3,086,000 for the same period in the prior year.

                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------


The Company has a revolving line of credit agreement (the "Credit Agreement") with a bank, collateralized by substantially all the Company's assets, which allows the Company to borrow eighty percent (80%) of eligible accounts receivable, plus eighty percent (80%) of eligible progress billings receivable, to a maximum progress billing receivables sublimit, which may not exceed the lesser of ten percent (10%) of eligible receivables or $500,000, up to a maximum of $3,000,000. Indebtedness under the Credit Agreement bears interest at the bank's reference rate plus 2% (8.50% reference rate at April 27, 1997). During February 1997, the Company renewed the Credit Agreement. The facility expires on March 3, 1998. There was no outstanding balance at April 27, 1997.

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

The Company currently has $325,000 on deposit at its bank in an interest bearing account as security for a letter of credit issued in favor of one of its customers as a performance bond. It expires on August 18,1997. The Company believes the possible exercise of this letter of credit is remote.

During November 1996, the Company issued $1,850,000 of Senior Subordinated Secured Debentures with a maturity date of May 25, 1998 and an annual interest rate of 10%. The proceeds from the sale of the Senior Subordinated Secured Debentures were used to reduce the line of credit and fund working capital requirements. The Senior Subordinated Secured Debenture holders received warrants to purchase a total of 616,679 shares of common stock at a price of $1.50 per share in connection with the financing. The warrants are subject to call by the Company if the closing market price of the Company's common stock is $3.00 or greater for twenty consecutive days. The warrants expire November 25, 2001. There can be no assurance, however, that the

Company will receive any additional proceeds form the exercise of these warrants.

On January 15, 1997 the Company received a commitment, subject to normal terms and conditions, from certain stockholders and non-executive members of the Company's Board of Directors, to arrange to raise up to $3,000,000 of capital for Datametrics Corporation through a private placement of equity securities, debt securities or a combination thereof relative to this financing. The commitment was initially set to expire on June 4, 1997 and has been extended until September 4, 1997. As part of the commitment $1,001,000 of equity was raised through a private placement of 667,334 shares at $1.50 per share. In connection with the commitment the Company granted 200,000 warrants exercisable at $2.00 per share. In addition, $370,000 of equity was raised through the unforced conversion of warrants from February 1997 through May 1997. As a result of these financings, the commitment has been reduced to $1,629,000.

The Company believes that the existing credit line in conjunction with the $3,221,000 additional capital raised from November 1996 to May 1997, and the certain stockholder and non-executive members of the Board of Directors' commitment to arrange to raise up to $1,629,000 in new capital will enable the Company to satisfy its working capital requirements for the foreseeable future.

The Company's working capital and current ratios at April 27, 1997 and the end of fiscal years 1996, 1995 and 1994 were $6,681,000 $3,187,000, $19,252,000 and
$12,361,000 and 2.7, 1.3, 5.4 and 3.7, respectively.

Management believes that the Company must purchase approximately $150,000 of capital equipment (including capitalized leases) during the remainder fiscal 1997. The Company's other principal commitments for fiscal 1997 are lease obligations for the Company's facility, equipment lease and loan payments, and interest due on bank borrowings and subordinated debt. Management expects to finance the capital expenditure requirements and other commitments from the bank line of credit, subordinated debt, capital leases, capital loans and from other sources of working capital.

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

PART II.  OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K

        (a)  List of Exhibits:
             ----------------

             Exhibit 27 - Financial Data Schedule.

             Exhibit 10.11 - Renewal of Bank Line of Credit Agreement

        (b)  Reports on Form 8-K.
             -------------------

             None.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by its duly authorized representatives.

                                    DATAMETRICS CORPORATION
                                    -----------------------

                                    (Registrant)



Dated:  06/05/97                             /s/ DANIEL P. GINNS
      --------------------------------     -----------------------------------
                                            Daniel P. Ginns
                                            Chief Executive Officer



Dated:  06/05/97                             /s/ KENNETH S. POLAK
      --------------------------------     -----------------------------------
                                            Kenneth S. Polak
                                            Chief Financial Officer