Form 10-Q
period 1997-07-27
DATAMETRICS CORP
filed 1997-09-08
CIK 27082

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended July 27, 1997
                                 -------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ________to________

Commission File Number  0-8567
                       -------

                          Datametrics Corporation
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Delaware                                    95-3545701
- --------------------------------------------------------------------------------
(State or other jurisdiction                      (I.R.S. Employer
incorporation or organization)                  Identification Number)

   21135 Erwin St.
   Woodland Hills, California                          91367
- ------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)

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
Yes   X    No
   ------    ------






Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock. $.01 Par Value--13,283,168 shares as of September 2, 1997

                            DATAMETRICS CORPORATION
                               Index to Form 10-Q

                                                                     Page No.
- -------------------------------------------------------------------------------

Part I - Financial Information
       Item 1.        Financial Statements:

                                Consolidated Condensed Balance
                                Sheets as of July 27,1997 and
                                October 27, 1996                        3

                                Consolidated Condensed Statements
                                of Operations for the Three Months
                                and Nine Months Ended July 27, 1997
                                and July 28, 1996                       4

                                Consolidated Condensed Statements
                                of Cash Flows for the Nine Months
                                Ended July 27, 1997 and
                                July 28, 1996                           5

                                Notes to Consolidated Condensed
                                Financial Statements                    6

       Item 2.                  Management's Discussion and Analysis
                                of Financial Condition and Results
                                of Operations                           9

Part II- Other Information
     Item 4.     Submission of matters to a vote
                 of security holders.                                  15

     Item 6.     Exhibits and Reports on Form 8-K                      15

     Signatures                                                        16

CONSOLIDATED CONDENSED                                   DATAMETRICS CORPORATION
BALANCE SHEETS
(unaudited)

                                                             July 27,             October 27,
(In thousands, except for share data)                           1997                    1996
- -------------------------------------                      ----------------------------------

 ASSETS
 CURRENT ASSETS:
   Cash and cash equivalents                                $    422                $    386
   Accounts receivable, net                                    4,689                   5,735
   Inventory, net                                              6,052                   6,945
   Prepaid expenses                                               39                      16
                                                            --------                --------
     Total current assets                                     11,202                  13,082

 Property and Equipment, at Cost:
   Machinery and equipment                                     4,024                   4,319
   Furniture, fixtures & computer equipment                    2,471                   2,521
   Leasehold improvements                                        392                     475
                                                            --------                --------
                                                               6,887                   7,315
   Accumulated depreciation and amortization                  (5,138)                 (5,445)
                                                            --------                --------
   Net property and equipment                                  1,749                   1,870
 Other Assets                                                  1,036                     988
                                                            --------                --------
                                                            $ 13,987                $ 15,940
                                                            ========                ========
 LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
   Accounts payable                                         $  1,620                $  3,528
   Note payable                                                1,208                   2,550
   Accrued commissions and payroll                               383                     995
   Accrued warranty                                              100                     180
   Other accrued liabilities                                     305                     975
   Progress billing and advance payment liability                 30                   1,037
   Redeemed Series B Preferred Stock Payable                      --                      87
   Current portion of capital lease and loan obligations       2,479                     543
                                                            --------                --------
     Total current liabilities                                 6,125                   9,895

 CAPITAL LEASE OBLIGATIONS                                        --                       7
 LONG-TERM DEBT DUE AFTER ONE YEAR                               696                     697
 OTHER LONG-TERM LIABILITIES                                     305                     328
 COMMITMENTS AND CONTINGENCIES
 STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value--20,000,000 shares
     authorized; 13,283,168 shares issued and
     outstanding in 1997 (12,264,408 in 1996)                    133                     123
   Additional paid-in capital                                 34,177                  32,577
   Accumulated deficit                                       (27,449)                (27,687)
                                                            --------                --------
     Total stockholders' equity                                6,861                   5,013
                                                            --------                --------
                                                            $ 13,987                $ 15,940
                                                            ========                ========

 See accompanying notes.

CONSOLIDATED CONDENSED                                 DATAMETRICS CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited)

                                                          For The Three Months              For The Nine Months
                                                                 Ended                            Ended
                                                        July 27,       July 28,          July 27,         July 28,
(In thousands, except per share data)                      1997           1996              1997             1996
- -------------------------------------                   ==========================================================
SALES                                                   $ 4,307        $ 5,931           $14,490          $14,279
 Cost of sales                                            2,716          4,956            10,073           11,716
 Research & development                                      32          1,116               234            4,494
 Selling, general & administrative                        1,304          2,684             3,581            6,453
                                                        -------        -------           -------          -------
Income (loss) from operations                               255         (2,825)              602           (8,384)
Interest (income) expense, net                              121             64               346                1
Amortization of excess of acquired net assets over
 cost                                                        --            (77)               --             (229)
                                                        -------        -------           -------          -------
Income (loss) before provision for income taxes             134         (2,812)              256           (8,156)
Provision for income taxes                                    9             17                18               24
                                                        -------        -------           -------          -------
Net income (loss)                                       $   125        $(2,829)          $   238          $(8,180)
                                                        =======        =======           =======          =======
Earnings (loss) per share of common stock:
 Primary and fully diluted net income (loss)            $  0.01        $ (0.23)          $  0.02          $ (0.64)
                                                        =======        =======           =======          =======
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
   Primary and fully diluted                             13,297         12,491            12,995           12,709

See accompanying notes.

CONDENSED CONSOLIDATED                                   DATAMETRICS CORPORATION
CASH FLOWS STATEMENT
(Unaudited)

                                                                     For The Nine Months
                                                                              Ended
                                                                     July 27,   July 28,
(In thousands)(Brackets denote cash outflows)                            1997       1996
- ---------------------------------------------                         ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income ( loss)                                                   $   238   $ (8,180)
 Adjustments:
   Amortization of excess of acquired net assets                           --       (229)
    Depreciation and amortization                                         485        986
    Loss on disposal of assets                                             --         12

 Changes in balance sheet items:
    Accounts receivable                                                 1,046        859
    Inventory                                                             893     (3,538)
    Prepaid expenses                                                      (23)       251
    Accounts payable                                                   (1,908)       767
    Accrued commissions and payroll                                      (612)      (183)
    Advance and progress payments from customers                       (1,007)        90
    Other accrued liabilities                                            (670)      (106)
    Accrued warranty                                                      (80)        --
    Other                                                                 (71)      (369)
                                                                      -------   --------
Net cash (used in) operating activities                                (1,709)    (9,640)
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures for property and equipment                         (364)    (1,128)
                                                                      -------   --------
Net cash used in investing activities                                    (364)    (1,128)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings on notes payable to bank                                    8,192      2,800
 Payments on notes payable to bank                                     (9,534)    (1,800)
 Proceeds from the issuance of common stock                             1,473        409
 Issuance of warrants                                                     137         --
 Payment on Series B Preferred Stock                                      (87)       (87)
 Borrowings of short-term debt                                            400         --
 Borrowings of long-term debt                                           1,905        565
 Payments on long-term debt                                              (324)      (308)
 Payments on capital lease obligations                                    (53)       (77)
                                                                      -------   --------
Net cash provided by financing activities                               2,109      1,502
                                                                      -------   --------
Net increase(decrease) in cash and cash equivalents                        36     (9,266)
Cash and cash equivalents at the beginning of the period                  386      9,601
                                                                      -------   --------
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD                    $   422   $    335
                                                                      =======   ========

Cash paid during the period for:
  Interest                                                            $   318   $    130
  Income Taxes                                                              9         24

See accompanying notes.

                            DATAMETRICS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                 July 27, 1997
                                  (Unaudited)

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

2. INVENTORY Stockroom inventory is stated at the lower of cost (first-in, first-out) or market. The Company evaluates at least annually its stockroom inventory for potential obsolescence or excessive levels based upon backlog and forecasted usage. Contract inventory costs include purchased materials, direct labor and manufacturing overhead. General and administrative costs are expensed in the period incurred. Inventories as of July 27, 1997 are as follows:

                  Raw Material         $5,603,000
                  Work-in Process         449,000
                                       ----------
                        Total          $6,052,000

3. CONTINGENCIES The Company is, from time to time, subject to legal proceedings in the general course of its business.

Four former officers of the Company (the "Former Officers"), whose employment relationships with the Company terminated in part as a result of the Company's restructuring are seeking severance benefits from the Company. On January 13th, 1997, three of the Former Officers sued the Company in the Superior Court of the State of California for Los Angeles County, in order to enforce payment of severance benefits under certain agreements, each dated "as of October 7, 1996", between each Former Officer and the Company(collectively the "Severance Agreement"). The fourth Former Officer has sued the Company in response to the Company's cross-complaint described below. The Former Officers seek damages from the Company based upon Severance Agreements and an alleged implied promise not to terminate the employment of the Former Officers with the Company without good cause. The Former Officers have demanded that the Company pay to each of them (i) an amount equal to one year of their respective annual salaries in effect as of the date of termination, payable in a lump sum, followed by (ii) twelve monthly installments payable to the former officers, the total of such installments would also equal their respective annual salaries. Total payments under Severance Agreements would aggregate approximately $1,200,000 if due in full to the Former Officers. The complaint does not state, however, any specific amount of damages sought by the plaintiffs.

On February 12, 1997, the Company filed a cross-complaint against the Former Officers alleging breach of fiduciary duty, constructive fraud, civil conspiracy and declaratory relief. At present, it is too early to evaluate fully the Company's exposure, if any, under the above action. Management believes, however, that it has legitimate defenses and intends to defend vigorously this action.

In addition, on or about November 6, 1996 the Company received a demand by the Former Officers claiming benefits under the Company's Supplemental Executive Retirement Plan (the "SERP"). The Company has notified the Former Officers that their respective claims under the SERP were being denied in whole in accordance with the terms of the SERP. Three of the Former Officers have disputed this denial and Imperial Trust Company, as trustee has filed an action in Interpleader in the United States district court, Central District of California. This procedure promises an appropriate forum in which this dispute can be resolved by court action. An adverse determination could result in additional liability to the Company of approximately $200,000.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
- ---------------------



Nine Month Period Ended July 27, 1997 Compared
- ----------------------------------------------
To The Nine Month Period Ended July 28, 1996
- --------------------------------------------


Sales for the nine month period ended July 27, 1997 were $14,490,000, an increase of $211,000 or 1% compared to $14,279,000 for the same period the prior year. Sales of defense and defense related products increased by $160,000 while other sales increased by $51,000.

Cost of sales for the nine month period ended July 27, 1997 was $10,073,000 (70% of sales) a decrease of $1,643,000 or 14%, compared to $11,716,000(82% of sales) for the same period the prior year. Cost of sales as a percentage of sales was favorably impacted by lower overhead expenses and product mix.

Research and development expenses for the nine month period ended July 27, 1997 were $234,000, a decrease of $4,260,000 or 95%, compared with $4,494,000 for the same period the prior year. The decrease is primarily due to the substantial reduction of expenses relating to the Company's former commercial thermal printer products, and the related development costs.

Selling, general, and administrative expenses for the nine month period ended July 27, 1997 were $3,581,000 (25% of sales), a decrease of $2,872,000 or 45%, compared with $6,453,000 (45% of sales) for the same period the prior year. The decrease is primarily due to the substantial reduction of marketing and administrative expenses relating to the Company's former commercial thermal printer products.

Net interest expense for the nine month period ended July 27, 1997 was $346,000, a net increase of $345,000 compared with $1,000 of net interest expense for the same period the prior year. This increase is due to decreased investment income, increased borrowings on the Company's bank line of credit, borrowings on the cash surrender value of the Company's key man life insurance policy and issuance of senior subordinated debentures during the first quarter of fiscal 1997. Amortization of excess of acquired net assets over cost was completed during the third quarter of fiscal 1996. The amortization resulted from the acquisition of Rugged Digital Systems Inc.("Rugged Digital") in August 1993. There was $229,000 of amortization during the same period last year. Income taxes were $18,000, a decrease of $6,000 compared with $24,000 in income taxes for the same period the prior year.

As a result of the foregoing factors, net income for the nine months ended July 27, 1997 was $238,000, compared with a net loss of $8,180,000 for the same period in the prior year.

The Company recorded non-recurring charges totaling $5,518,000 in the fourth quarter of fiscal 1996. The components of the non-recurring charges were $304,000 in severance payments and accruals relating to employee and senior executive terminations, $876,000 resulting from the accelerated depreciation charges on CYMax property and equipment, $3,323,000 related to the write-down to estimated net realizable value for CYMax inventory purchased during fiscal 1996, $542,000 for CYMax customer and material claims and $473,000 for a write-down of other assets and other liabilities related to CYMax. As of July 27, 1997, $172,000 of the non-recurring charges were accrued as liabilities. The new Board of Directors believes that the management changes and staff reductions, together with broad newly designed cost control policies begun in October 1996, will permit the Company to focus better upon its core defense business operations, facilitate the completion of the Company's marketing and operational study of its high-speed color printer product line and align the Company's workforce. Depending on the Company's actual success in utilizing its inventory, additional reserves may be required beyond those recorded.

The contract process in which products are offered for sale is generally set before costs are incurred, and prices are based on estimates of the costs, which include the anticipated impact of inflation.

The Company's backlog of funded orders not yet recognized as revenue at July 27, 1997 was approximately $3,006,000. Virtually all of the backlog is expected to be delivered during the fiscal year ending

October 26, 1997. Approximately 75% of the Company's backlog consists of orders which are subject to termination at the convenience of the customer at any time. In the event of such a termination, the Company is entitled to receive reimbursement for its costs and any negotiated profit.


Three Month Period Ended July 27, 1997 Compared
- -----------------------------------------------
To The Three Month Period Ended July 28, 1996
- ---------------------------------------------


Sales for the three month period ended July 27, 1997 were $4,307,000, a decrease of $1,624,000 or 27% compared to $5,931,000 for the same period the prior year. Sales of defense and defense related products decreased by $2,004,000 while other sales increased by $380,000.

Cost of sales for the three month period ended July 27, 1997 was $2,716,000 (63% of sales) a decrease of $2,240,000 or 45%, compared to $4,956,000(84% of sales) for the same period the prior year. Cost of sales as a percentage of sales was favorably impacted by lower overhead expenses and product mix.

Research and development expenses for the three month period ended July 27, 1997 were $32,000, a decrease of $1,084,000 or 97%, compared with $1,116,000 for the same period the prior year. The decrease is primarily due to the substantial reduction of expenses relating to the Company's former commercial thermal printer products, and the related development costs.

Selling, general, and administrative expenses for the three month period ended July 27, 1997 were $1,304,000 (30% of sales), a decrease of $1,380,000 or 51%
compared with $2,684,000 (45% of sales) for the same period the prior year. This decrease is primarily due to the substantial reduction of marketing and administrative expenses relating to the Company's former commercial thermal printer products.

Net interest expense for the three month period ended July 27, 1997 was $121,000, a net increase of $57,000 compared with $64,000 of net interest expense for the same period the prior year. This increase is due to borrowings on the Company's bank line of credit, increased borrowings on the cash surrender value of the Company's key man life insurance policy and issuance of subordinated debentures during the first quarter of fiscal 1997. Amortization of excess of acquired net assets over cost was completed during the third quarter of fiscal 1996. The amortization resulted from the acquisition of Rugged Digital in August 1993. There was $77,000 amortization during the same period last year. Income taxes for the three month period ended July 27, 1997 were $9,000, a decrease of $8,000 compared to $17,000 for the same period last year.

As a result of the foregoing factors, net income for the three months ended July 27, 1997 was $125,000, compared with a net loss of $2,829,000 for the same period in the prior year.



                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------



The Company has a revolving line of credit agreement (the "Credit Agreement") with a bank, collateralized by substantially all the Company's assets, which allows the Company to borrow eighty percent (80%) of eligible accounts receivable, plus eighty percent (80%) of eligible progress billings receivable, to a maximum progress billing receivables sublimit, which may not exceed the lesser of ten percent (10%) of eligible receivables or $500,000, plus 15% of qualified inventory up to a maximum sublimit of $300,000, up to a maximum of $3,000,000. Indebtedness under the Credit Agreement bears interest at the bank's reference rate plus 2% (8.50% reference rate at July 27, 1997). During February 1997, the Company renewed the Credit Agreement which expires on March 3, 1998. There was an outstanding balance of $1,208,000 at July 27, 1997.

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

The Company had $366,000 on deposit at its bank, on July 27, 1997 in an interest bearing account as security for a letter of credit issued in favor of one of its customers as a performance bond. It expired on August 15, 1997. The cash is now available for general corporate use.

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

On January 15, 1997 the Company received a commitment, subject to normal terms and conditions, from certain stockholders and non-executive members of the Company's Board of Directors, to arrange to raise up to $3,000,000 of capital for the Company through a private placement of equity securities, debt securities or a combination thereof relative to this financing. The commitment was initially set to expire on June 4, 1997 and has been extended until September 4, 1997. As part of the commitment $1,001,000 of equity was raised through a private placement of 667,334 shares at $1.50 per share. In connection with the commitment, the Company granted 200,000 warrants exercisable at $2.00 per share. In addition, $370,000 of equity was raised through the unforced conversion of warrants from February 1997 through May 1997 and $400,000 of additional debt to be converted to equity was received during July 1997. As a result of these financings, the commitment has been reduced to $1,229,000.

The Company believes that the existing credit line in conjunction with the $3,621,000 additional capital raised from November 1996 to July 1997, and the certain stockholder and non-executive members of the Board of Directors' commitment to arrange to raise up to $1,229,000 in new capital will enable the Company to satisfy its working capital requirements for the foreseeable future.

The Company's working capital and current ratios at July 27, 1997 and the end of fiscal years 1996, 1995 and 1994 were $5,077,000 $3,187,000, $19,252,000 and
$12,361,000 and 1.8, 1.3, 5.4 and 3.7, respectively.

Management believes that the Company must purchase approximately $100,000 of capital equipment (including capitalized leases) during the remainder of fiscal 1997. The Company's other principal commitments for fiscal 1997 are lease obligations for the Company's facility, equipment lease and loan payments, and interest due on bank borrowings and subordinated debt. Management expects to finance the capital expenditure requirements and other commitments from the bank line of credit, subordinated debt, capital leases, capital loans and from other sources of working capital.




Forward Looking Statements-Cautionary Factors

Except for the historical information and statements contained in this report, the matters set forth in this report are "forward looking statements" that involve uncertainties and risks, some of which are discussed at appropriate points in this report, as well as in the Company's annual report on form 10-K for the fiscal year ended October 27, 1996 including the fact that the Company is engaged in supplying equipment and services to U.S. government defense programs which are subject to special risks, including dependence on government appropriations, contract termination without cause, contract renegotiation and the intense competition for available defense business.

PART II.  OTHER INFORMATION

Item 4. Submission of matters to a vote of security holders.

    Registrant held its Annual Meeting of Stockholders on May 20, 1997. The following matters were voted on at the meeting.

        Election of Directors                  Votes For    Against

         Daniel P. Ginns                       12,644,035   323,501
         Adrien A. Maught Jr.                  12,644,035   323,501
         Douglas S. Friedenberg                12,644,035   323,501
         James Haber                           12,643,435   324,101
         Stephen R. Gass                       12,643,435   324,101

        Create three classes of directors
        Votes for:                7,310,245
        Votes against:              445,635
        Abstentions:                 54,818
        Non-Vote:                 5,156,838

        Increase the number of authorized shares from 20,000,000 to
        40,000,000.
        Votes for:                12,384,483
        Votes against:               546,776
        Abstentions:                  36,277

        Ratification of Ernst & Young as auditors for fiscal 1997.
        Votes for:                12,862,728
        Votes against:                90,316
        Abstentions:                  14,492


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


                                         DATAMETRICS CORPORATION
                                         -----------------------

                                         (Registrant)



Dated:  09/08/97                         /s/ DANIEL P. GINNS
       -----------------------------     ------------------------------
                                         Daniel P. Ginns
                                         Chief Executive Officer



Dated:  09/08/97                         /s/ KENNETH S. POLAK
       ----------------------------      ---------------------------
                                         Kenneth S. Polak
                                         Chief Financial Officer