Form 10-K405
period 1997-10-26
DATAMETRICS CORP
filed 1998-02-09
CIK 27082

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

  FOR THE FISCAL YEAR ENDED OCTOBER 26, 1997
                                      OR
[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

  FOR THE TRANSITION PERIOD FROM ______ TO ______

                         COMMISSION FILE NUMBER 0-8567

                            DATAMETRICS CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                     95-3545701
       (STATE OR OTHER JURISDICTION OF      (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)      IDENTIFICATION NO.)

          25B HANOVER ROAD, SUITE 3305 FLORHAM PARK, NEW JERSEY 07932
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (818) 871-0300

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                 -----------------------------------------
         Common Stock, .01 par value                      American Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                     NONE

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock held by non-affiliates of the Registrant (based on the closing price of such stock as reported by the American Stock Exchange) on January 23, 1998 was approximately $26,140,063.

  The number of shares outstanding of the Registrant's Common Stock, as of the latest practicable date:
           14,710,597 shares of Common Stock as of January 23, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Datametrics Corporation definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended October 26, 1997 are incorporated by reference into Part III.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS.

  This report contains certain statements of a forward-looking nature relating to future events or the future performance of the Company. Prospective investors are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, prospective investors should specifically consider various factors identified in this report, including that Department of Defense contracts are subject to termination without cause; competitive factors and pricing pressures; the smooth start-up of the Florida facility; and the ability to arrange as needed up to $2,500,000 of financing, which could cause actual results to differ materially from those indicated by such forward-looking statements.

GENERAL

  Datametrics Corporation ("Datametrics" or the "Company") designs, develops and sells high-speed color printers, high-resolution non-impact printer/plotters and ruggedized computers, printers and workstations for government/defense and industrial markets. The Company is focused on the manufacture and sale of its core product line of ruggedized printers and the continuing development and manufacture of high-performance, high-reliability communication workstations.

  On July 21, 1997, Datametrics Corporation introduced a new family of five industrial and government/defense high-speed concurrent thermal transfer printers. The Company's new family of medium and wide format printers includes the Harrier(TM), the Condor(TM) I and the Condor(TM) II for industrial customers, and the Cobra(TM) I and Cobra(TM) II for government/defense customers. The Harrier(TM), Condor(TM) series and Cobra(TM) series of print engines are robust, rugged, high-performance printers which incorporate a wide range of Datametrics' newly-developed technological capabilities in the area of thermal transfer printing.

  On November 19, 1997, Datametrics announced a North American automobile license plate partnership agreement with Avery Dennison Corporation to provide Datametrics' state-of-the-art digital imaging system solution for the manufacture of vehicular license plates. Under the terms of the agreement, Avery Dennison, which manufactures reflective license plate sheeting, will market the Company's new Harrier(TM) single station industrial print engine and Condor(TM) I four station industrial print engine as part of a total system approach to the manufacture of vehicular license plates.

  The Company was incorporated in California in October 1962 and was reincorporated in Delaware in April 1987. The Company's corporate offices are located at 25B Hanover Road, Suite 3305, Florham Park, New Jersey 07932.

COMPANY BACKGROUND

  The Company's current product line includes printers, printer/plotters and ruggedized computers and workstations with diverse capabilities ranging from stringent military specifications to varying commercial standards. The Company pioneered the development of high-speed, non-impact printers for tactical military applications. At present, ruggedized printers remain the Company's core product line, and the U.S. government (or the prime contractors to the U.S. government) remains its largest source of revenue. Building from this base, the Company has developed and manufactured other high-performance, high-reliability electronics communications equipment for aerospace, defense, industrial and commercial markets.

  Over the past several fiscal years, the Company has been significantly impacted by market changes in the U.S. Department of Defense ("DoD"). DoD budget forecasts indicate that overall funding will continue to decrease for the foreseeable future. The Company's primary response to these adverse defense market conditions has been to develop and aggressively pursue industrial and international opportunities for its ruggedized printers and electronic communications equipment, expand its core ruggedized product line and to explore opportunities for its high-speed digital color printer products. The Company believes that despite the DoD budget forecast of overall funding decreases, revenues attributable to its core product line will enjoy modest growth as a result of its competitive position as a defense contractor and as a result of industrial and international market opportunities.

DEFENSE PRODUCTS

  The Company designs, develops, manufactures and sells military specification ("mil-spec") and ruggedized computers, workstations and printers for use in DoD applications. Products sold by the Company into the DoD markets can be categorized into three basic groups: mil-spec printers, ruggedized computers, and ruggedized printers. For the fiscal year ended October 26, 1997, approximately 67% of the Company's revenues were derived from DoD business, which includes contractors with U.S. government contracts as well as the DoD itself.

  Mil-spec products are designed specifically to meet military requirements and must meet the stringent requirements for operation in adverse environments, including shock, vibration, extreme temperatures and, in some cases, nuclear radiation. Being so designed, these products are more reliable and significantly more expensive than ruggedized or industrial products (products designed for benign environments as are experienced in commercial applications). Industrial products can be used in selected military environments and are significantly less expensive than the mil-spec products. The broader intermediary category includes the ruggedized products which are generally configured to operate in some adverse environments but do not meet full mil-spec requirements.

  Military Printers. The Company manufactures a wide range of printers which are categorized as either mil-spec or ruggedized. These printers utilize thermal printing, impact printing and laser printing technologies. These printers are purchased and utilized by the DoD as well as by companies and organizations which manufacture, sell or use data processing or data communications systems that require "hard copy" printouts. The Company's products are incorporated into these systems. The military printers are more reliable than conventional commercial printers and are designed to work in severe environmental applications. The design and component selection allow the Company's printers to withstand certain adverse effects of dirt and grime, corrosion, droppage, bullets, moisture, extremes in hot and cold temperature, and in some cases, nuclear radiation. In connection with the U.S. government military peripheral standardization programs, the DoD has approved and assigned nomenclature (military identification) to standard computer peripherals for its defense systems. Several of the Company's printers have been included in this standardization program, enabling the armed services to select the Company's printers for new systems without incurring the expense of developing new printer documentation for each system. The Company believes that the inclusion of the Company's printers in this standardization program influenced the purchase of its printers on several defense programs.

  The Company's high-resolution thermal printers utilize a thermal direct imaging method of printing. In the past, printers utilizing the thermal printing process generally could not meet the specifications required in certain rigorous environments. Due to technological improvements, thermal printers can now be built to operate in adverse environments while providing quiet and reliable printing operations. The Company has developed a low cost impact printer as well as a ruggedized laser printer which are targeted at the low end of the severe environment market. These ruggedized products utilize commercial components, some industrial (high-reliability, military rated) components, and are encased in a rugged case to withstand moderately severe environments.

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

  The Company's DmC 1900 Model, a high resolution color printer/plotter, also is used by the U.S. Navy. This product line utilizes the thermal transfer process to produce high-resolution, full color images on plain paper. The thermal transfer technology used in the DmC Series 1900 differs from the direct imaging thermal process in that it uses plain paper and a multi-colored ribbon instead of direct imaging paper. These products provide between 40,000 and 90,000 pixels (picture elements) per square inch and up to 16,000,000 colors, shades or tones. This printer is used by the U.S. Navy for utilization within a number of Aegis subsystems. The military color printer market has been slow to develop due to cost considerations; however, the Company has developed a new lower cost ruggedized printer which it believes should enjoy higher sales.

  Ruggedized Computers. The Company's ruggedized products combine environmental and mechanical engineering technology with computer technology to produce products that perform identically to commercial counterparts, but are able to operate in adverse environments. The Company offers ruggedized versions of computer devices and peripherals encased in shock, vibration and temperature resistant housing for products of equipment manufacturers such as Digital Equipment Corporation ("DEC"), Hewlett-Packard Company, Silicon Graphics Inc., and Sun Microsystems Inc. This process often requires the Company to design and manufacture cases, controls, backplanes and power supplies. These products require much shorter development and testing periods than mil-spec products. As such, these products allow the military to deploy state-of-the-art computer technology rapidly, at a price greatly reduced from full mil-spec systems. These timing and price factors are responsive to current U.S. government trends.

  A substantial portion of the Company's ruggedized products revenue is derived from the sale of workstations into the international marketplace. Workstations have been sold into the Japanese P-3 maritime patrol aircraft program. Other sales have been to France, Italy and Israel. This marketplace continues to be active for these products.

  International Military. The Company believes that international markets offer promising growth opportunities for the Company's high-end monochrome and color printers and ruggedized printer, computers and workstations. As the U.S. government funding continues to decrease, other countries are increasing their military budgets, specifically in the Pacific Rim. These countries are assuming more of the burden of their defense roles as the U.S. military reduces its presence. The Company continues to be aggressive in the international marketplace, although there is greater inherent risk.

  Distribution and Sales. Defense products are distributed both domestically and internationally through the Company's marketing force. This marketing force is supported in certain regions by independent, commission-only sales representatives.

SIGNIFICANT CUSTOMERS AND MATTERS CONCERNING DOD BUSINESS

  Most of the customers for the Company's products are the DoD and prime contractors under programs funded by the DoD. For the fiscal years ended October 26, 1997, October 27, 1996, and October 29, 1995, direct and indirect DoD business represented approximately 67%, 61% and 79%, respectively, of the Company's revenues. Because the Company's products are intended to function as subsystems, they are sold to customers which manufacture, sell or use data processing or data communication systems which involve a processing, printing, recording or data entry function for which the Company's products are suited. While the Company may be a subcontractor on a government program with an aggregate budget of billions of dollars extending over as much as a ten-year period, the Company's share of the budget for any major program is relatively small.

  In the fiscal year ended October 26, 1997, the Company's five largest customers in sales, Lockheed Martin (15.7%), U.S. government (13.7%), GTE (12.5%), Computing Devices Canada (10.9%) and Digital Equipment Corporation (10.8%), accounted for an aggregate of 64% of total Company sales. The loss of any one of these customers could have a material adverse impact on the results of operations and financial condition of the Company.

  In the fiscal year ended October 27, 1996, the Company's five largest customers in sales, Lockheed Martin (15.5%), Digital Equipment Corporation (15.4%), GTE (11.3%), DoD (9.9%) and Raytheon (9.9%), accounted for an aggregate of 62% of total Company sales.

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

  The Company's DoD related contracts provide for the right to audit the Company's cost records and are subject to defective pricing regulation. Management does not believe that it has any material exposure of this sort on any such contracts. Accordingly, no provisions have been made in the Company's accounts in connection with defective pricing regulation.

HIGH-SPEED COLOR DIGITAL PRINTER

  In fiscal 1994, the Company began an intensive program to develop a high-speed color digital printer for the short-run production printer market. After significant development and marketing costs, coupled with limited market success, the Company in October 1996 idled and subsequently ceased all manufacture and marketing of its CYMax product line to permit a comprehensive strategic and operational feasibility study of its overall concurrent transfer imaging ("CTI") technology and its potential applications. Following the completion of the strategic and operational feasibility study, the Company introduced a new family of five industrial and government/defense high-speed concurrent thermal transfer printers on July 21, 1997. The Company's new family of medium and wide format printers includes the Harrier(TM), the Condor(TM) I and the Condor(TM) II for industrial customers, and the Cobra(TM) I and Cobra(TM) II for government/defense customers.

  The Harrier(TM), Condor(TM) series and Cobra(TM) series of print engines are robust, rugged, high-performance printers which incorporate a wide range of Datametrics' newly-developed technological capabilities in the area of thermal transfer printing.

  On November 19, 1997, Datametrics announced a North American automobile license plate partnership agreement with Avery Dennison Corporation to provide Datametrics' state-of-the-art digital imaging system solution for the manufacture of vehicular license plates. Under the terms of the agreement, Avery Dennison, which manufactures reflective license plate sheeting, will market the Company's new Harrier(TM) single station industrial print engine and Condor(TM) I four station industrial print engine as part of a total system approach to the manufacture of vehicular license plates.

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

SERVICE

  Pursuant to maintenance agreements, repair orders or warranty provisions, the Company generally services its printers with its own employees at its facility. In-house, non-warranty repairs and maintenance service provided 4.9% and 8.1% of the Company's sales in fiscal 1997 and 1996, respectively. For both military and commercial products, the Company's standard warranty period is ninety days, although longer warranty periods are available at customer request for an additional charge.

  Sales of spare parts for the Company's products amounted to 17.8% and 11.6% of fiscal 1997 and 1996 revenue, respectively. The Company also sells documentation, such as handbooks, operational manuals, schematics and other technical data to assist its customers in maintaining their own equipment.

BACKLOG

  The Company's backlog of funded orders not yet recognized as revenue at October 26, 1997, October 27, 1996, and October 29, 1995 was approximately $2,794,000, $7,675,000 and $9,190,000, respectively. Approximately all of the October 26, 1997 backlog is expected to be delivered during the fiscal year ending October 25, 1998. On January 25, 1998 the Company's backlog was $3,142,000.

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

  In domestic and international defense markets, the Company's principal competitors are NAI Technologies, Inc., Miltope Group Inc. and Aydin Corp. In addition, many airborne electronic data processing and communications prime contractors have the capability of manufacturing military and airborne products, and several such companies do presently manufacture products performing functions similar to the Company's products. In almost all cases, these companies have substantially greater financial and technological resources than the Company. In certain applications, the Company's printers are higher in price than those of its competitors, and many of its competitors have more experience in the markets for lower-cost military printers than the Company. Management believes, however, that the Company's printers usually perform at higher speed and with greater reliability in extreme environments.

INTELLECTUAL PROPERTY RIGHTS

  It is the Company's policy to obtain appropriate proprietary rights protection for any potentially significant new technology acquired or developed by the Company. The Company has a trademark registration covering its "DmC"(R) logo and for the Harrier(TM), the Condor(TM) and the Cobra(TM) products. The Company has been granted two U.S. patents relating to its high-speed color digital printer technology. The Company also has several U.S. patent applications pending relating to its high-speed color digital printer. There can be no assurance, however, that any patents will be granted pursuant to these various applications in the U.S. and abroad.

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

RESEARCH AND DEVELOPMENT ACTIVITIES

  The Company is involved in both Company-sponsored and customer-sponsored research and development. In the latter case, customers contract directly for such activities. The customer-sponsored research and development primarily consist of non-recurring engineering costs relating to production contracts. In addition to design technology, this non-recurring engineering includes development of maintenance and operator manuals, drawings, reliability and maintainability analysis, technical design audits and data required to support field repairs. Such costs do not qualify as research and development costs as defined by Financial Accounting Standards Board Statement No. 2, and accordingly, have not been disclosed as such in the Company's financial statements.

  The Company expended approximately $343,000, $5,557,000 amd $6,151,000 on research and development during the fiscal years ended October 26, 1997, October 27, 1996 and October 29, 1995, respectively. The research and development expenses incurred in fiscal 1996 and 1995 related to product development of a high-speed color digital printer and a low-cost ruggedized black and white printer, as well as enhancements to existing products. Research and development expenses relating to the Company's high-speed color digital printer were primarily for the development of the CYMax printer and ongoing image quality improvements.

EMPLOYEES

  As of October 26, 1997, the Company employed 95 persons on a full-time basis, compared to 112 persons on a full-time basis as of October 27, 1996. None of the Company's employees are represented by a union or are subject to a collective bargaining agreement. The Company believes that its relations with its employees are good.

OTHER MATTERS

  The business of the Company is not seasonal.

  The Company's manufacturing operations are subject to various federal, state and local laws, including those restricting or regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment. The Company is not involved in any pending or threatened proceedings which would require curtailment of, or otherwise restrict, its operations because of such regulations, and compliance with applicable environmental laws has not had a material adverse effect on the business, financial condition or results of operations of the Company.

  In December 1997, the Company purchased a 43,000 square foot facility in Orlando, Florida for $899,000. In connection with the acquisition of this property, the Company obtained a mortgage loan in the amount of $975,000, which includes approximately $76,000 to be used for building improvements. The Company anticipates completing its move to Florida during February 1998.

ITEM 2. PROPERTIES.

  The Company's operations are currently conducted from a 65,000 square foot facility in Woodland Hills, California. The facility lease provides for a ten year term through July 2004, with options for the Company to terminate the lease after eight years and to extend the lease for an additional five years. A 6,600 square foot facility located in Calabasas, California was opened in November 1997. This facility houses the Company's technology center and administrative support. The lease is for a three year term through October 2000. In December 1997, the Company purchased a 43,000 square foot manufacturing facility in Orlando, Florida (see Item 1. Other Matters). In January 1998, the Company leased a 5,400 square foot office in Florham Park, New Jersey in which the Company's Corporate offices are located. The lease provides for a five year term through March 2003. Management believes that its facilities are suitable and adequate for the Company's current needs.

ITEM 3. LEGAL PROCEEDINGS.

  The Company is, from time to time, the subject of litigation, claims and assessments arising out of matters occurring during the normal operation of the Company's business. In the opinion of management, the liability, if any, under such current litigation, claims and assessments would not materially affect the Company's financial position or the results of the operations except as disclosed herein.

  Four former officers of the Company (the "Former Officers"), whose employment relationships with the Company terminated in part as a result of the Company's restructuring in October 1996, are seeking severance benefits from the Company. On January 13, 1997, three of the Former Officers sued the Company in the Superior Court of the State of California for Los Angeles County, in order to enforce payment of severance benefits under certain agreements, each dated as of October 7, 1996, between each Former Officer and the Company (collectively, the "Severance Agreements"). The fourth Former Officer has sued the Company in response to the Company's cross-complaint described below. The Former Officers seek damages from the Company based upon the Severance Agreements and an alleged implied promise not to terminate the employment of the Former Officers with the Company without good cause. The Former Officers have demanded that the Company pay to each of them (i) an amount equal to one year of their respective annual salaries in effect as of the date of termination, payable in a lump sum, (ii) twelve monthly installments payable to the former officers, the total of which would also equal their respective annual salaries, and (iii) attorneys' fees. Total payments under the Severance Agreements, excluding attorneys' fees, would aggregate approximately $1,200,000 if due in full to the Former Officers. The complaint does not state, however, any specific amount of damages sought by the plaintiffs.

  On February 12, 1997, the Company filed a cross-complaint against the Former Officers alleging breach of fiduciary duty, constructive fraud, civil conspiracy and declaratory relief. At present, it is too early to evaluate fully the Company's exposure, if any, under the above action. Management believes, however, that it has legitimate defenses and intends to defend vigorously this action.

  In addition, on or about November 6, 1996, the Company received a demand by the Former Officers claiming benefits under the Company's Supplemental Executive Retirment Plan (the "SERP"). The Company has notified the Former Officers that their respective claims under the SERP were being denied in whole in accordance with the terms of the SERP. Three of the Former Officers have disputed this denial and Imperial Trust Company, as trustee, has filed an action in Interpleader in the United States District Court, Central District of California. This procedure provides an appropriate forum in which this dispute can be resolved by court action. An adverse determination could result in additonal liability to the Company of approximately $350,000. The parties currently are in settlement discussions and the Company anticipates that this matter could be resolved in its second quarter of fiscal year 1998.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  None.

                       EXECUTIVE OFFICERS OF THE COMPANY

  The following table sets forth certain information concerning the executive officers of the Company as of January 30, 1998.

   NAME                     AGE                    POSITIONS
   ----                     ---                    ---------
   Daniel P. Ginns......... 47  Chairman of the Board of Directors since
                                 October 9, 1996; Chief Executive Officer since
                                 October 24, 1996; and Secretary since February
                                 19, 1997. Mr. Ginns is also the President of
                                 Belmont Capital, Inc.
   Adrien A. Maught, Jr.... 48  President since January 3, 1997 and Director since October 9, 1996.
   Kenneth S. Polak........ 42  Chief Financial Officer since April 14, 1997;
                                 Assistant Vice President since January 31,
                                 1997; Assistant Secretary since November 4,
                                 1996; and Controller since July 1, 1990.
   James D. Sturgeon, Jr... 64  Chief Operating Officer since April 14, 1997;
                                 Vice President, Manufacturing Operations since
                                 April 1, 1992; and Vice President, Operations
                                 since February 27, 1989.

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

   FISCAL 1997 QUARTER ENDED                                     HIGH     LOW
   -------------------------                                   -------- -------
     January 26............................................... $1 9/16  $  7/8
     April 27................................................. $2 7/16  $1 1/4
     July 27.................................................. $1 11/16 $1 1/8
     October 26............................................... $2 1/4   $1 3/16
   FISCAL 1996 QUARTER ENDED                                     HIGH     LOW
   -------------------------                                   -------- -------
     January 28............................................... $9 9/16  $6 5/8
     April 28................................................. $9 3/8   $5 3/4
     July 28.................................................. $8 7/8   $2 5/16
     October 27............................................... $3 7/16  $  7/8

  There were approximately 778 stockholders of record as of October 26, 1997.

  No cash dividends have been paid to common stockholders since the Company was founded, and the Company does not intend to do so in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA.

                 FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA

                                             FISCAL YEARS ENDED
                         -----------------------------------------------------------
                         OCTOBER 26, OCTOBER 27, OCTOBER 29, OCTOBER 30, OCTOBER 31,
                            1997        1996        1995        1994        1993
                         ----------- ----------- ----------- ----------- -----------
                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
Summary of Operations:
  Sales.................   $16,797    $ 19,246     $18,956     $25,211     $23,984
  Net income (loss)
   before cumulative
   effect of change in
   accounting
   principles...........   $(3,101)   $(17,386)    $(9,213)    $    31     $   545
  Net (loss) income.....   $(3,101)   $(17,386)    $(9,213)    $    31     $ 1,483
  Net income (loss) per
   share:
    Primary.............   $ (0.24)   $  (1.39)    $ (0.84)    $   --      $  0.26
    Fully diluted.......   $ (0.24)   $  (1.39)    $ (0.84)    $   --      $  0.23
  Weighted average
   number of shares
   outstanding:
    Primary.............    12,995      12,515      11,020       9,067       5,458
    Fully diluted.......    12,995      12,515      11,020       9,067       6,404
Other data:
  Total assets..........   $11,546    $ 15,940     $27,471     $19,886     $16,460
  Long-term debt........   $ 1,019    $  1,032     $   919     $ 1,134     $ 1,433
  Stockholders' equity..   $ 3,522    $  5,013     $21,939     $13,661     $ 8,470

  The Company paid cash dividends to preferred stockholders in 1993. The Company recorded a one-time cumulative benefit of $938,000 related to the adoption of Statement of Financial Accounting Standards No. 109 for the year ended October 31, 1993.

  During March and April 1994, the Company sold 2,300,000 shares of common stock in a public offering. The net proceeds were approximately $5,138,000. During June 1995, the Company sold 2,300,000 shares of common stock in a public offering. The net proceeds were approximately $16,555,000.

  Net loss for fiscal 1996 include certain non-recurring charges of $5,518,000.

  During February 1997, the Company sold 667,334 shares of common stock in a private placement. The net proceeds were approximately $1,001,000.

  On October 27, 1997, the Company had a private placement of 1,394,094 shares at $1.75 per share for proceeds of approximately $2,440,000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  This report contains certain statements of a forward-looking nature relating to future events or the future performance of the Company. Prospective investors are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, prospective investors should specifically consider various factors identified in this report, including that Department of Defense contracts are subject to termination without cause; competitive factors and pricing pressures; the smooth start-up of the Florida facility; and the ability to arrange as needed up to $2,500,000 of financing, which could cause actual results to differ materially from those indicated by such forward-looking statements.

RESULTS OF OPERATIONS

 Fiscal Year 1997 Compared With Fiscal Year 1996

  Sales for the year ended October 26, 1997 were $16,797,000, a decrease of $2,449,000 or 13%, compared with sales of $19,246,000 in the prior fiscal year. Sales of defense and defense related products decreased $2,331,000, while other sales decreased by $117,000. Sales for fiscal 1997 were adversely impacted by management's decision to discontinue the CYMax product line in favor of developing a new family of industrial and government/defense thermal transfer printers, the loss of a large, marginally profitable program, the Company's decision not to accept orders for single or low quantity orders with substantial development costs, and the Company's decision to relocate its manufacturing operations to Florida.

  Cost of sales for fiscal 1997 was $13,401,000 (80% of sales), a decrease of $7,767,000 or 37%, compared with $21,168,000 (110% of sales) for the prior fiscal year. Cost of sales as a percentage of sales was favorably impacted by the Company's discontinuation of the CYMax product line. Cost of sales was unfavorably impacted by four contracts that were begun prior to October 1996 that lost $1,060,000, the $524,000 of reserve taken for excess and obsolete inventory, and $275,000 in severance benefits in connection with the Company's relocation of its manufacturing operations to Florida.

  Research and development ("R&D") expenses were $343,000 for fiscal 1997, a decrease of $5,214,000 or 94%, compared with $5,557,000 for fiscal 1996. The reduction is primarilly due to decreased spending on the Company's former commercial thermal printer products. The Company spent $130,000 on the development of the new family of industrial printers and the remainder on various military products.

   Selling, general and administrative ("SG&A") expenses for fiscal 1997 were $5,670,000 (34% of sales) a decrease of $4,084,000, or 42%, compared with $9,754,000 (51% of sales) for the prior fiscal year. The reduction in SG&A was the result of the elimination of sales and marketing expenses for the Company's former commercial thermal printer; the elimination of consulting fees for the members of the board of directors, the closing of the DeSoto Avenue facility, and a reduction in defense-related marketing expenses. This reduction was partially offset by an increase in audit and legal fees for 1997. A significant part of the legal fees were incurred in defending against legal actions brought by the former executive management of the Company. The Company expensed $470,000 relating to its move of manufacturing operations to Florida.

  Net interest expense amounted to $474,000 for the year ended October 26, 1997 compared with net interest expense of $80,000 for fiscal 1996. This increase is due to decreased investment income, borrowings on the Company's bank line of credit, borrowings on the cash surrender value of the Company's key man life insurance policy and issuance of senior subordinated debentures during the first quarter of fiscal 1997. Amortization of excess of acquired net assets over cost was completed during the third quarter of fiscal 1996. The amortization is a result of the acquisition of Rugged Digital Systems Inc. ("Rugged Digital") in August 1993.

  The net loss for the year ended October 26, 1997 amounted to $3,101,000 a decrease of $14,285,000 or 82%, compared with net loss of $17,386,000 for the prior fiscal year.

  Management has determined that, based on the Company's historical losses from recurring operations, the Company will not recognize its net deferred tax assets at October 26, 1997. Ultimate recognition of these tax assets is dependent, to some extent, on future revenue levels and margins. It is the intention of management to assess the appropriate level for the valuation allowance each quarter.

  The Company utilizes various computer software packages as tools in running its accounting operations. Management plans to implement any necessary vendor upgrades and modifications to ensure continued functionality with respect to the widely discussed software issues associated with the Year 2000. At present, management does not expect that material incremental costs will be incurred in the aggregate or in any single future year.

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

  R&D expenses were $5,557,000 in fiscal 1996, a decrease of $594,000 or 10% compared with $6,151,000 for fiscal 1995. Approximately 83% of the fiscal 1996 R&D expenses related to the development of the Company's high-speed color digital printer product.

  SG&A expenses for fiscal 1996 were $9,754,000 (51% of sales) an increase of $3,686,000 from $6,068,000 (32% of sales) from the prior fiscal year. The increase was due to heavy spending on marketing for the Company's high-speed color digital printer product and certain non-recurring charges of $416,000 primarily for severance and accelerated depreciation.

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

  The net loss for the year ended October 27, 1996 amounted to $17,386,000 compared with a net loss of $9,213,000 for the same period in the prior fiscal year. The loss was primarily due to continued spending on the Company's high-speed digital color printer. Cost of sales increased by $4,840,000, SG&A expenses increased by $3,686,000, net interest expense increased by $176,000, amortization decreased by $75,000, and taxes increased by $280,000. This loss was partially offset by an increase in sales of $290,000 and by a decrease in R&D expenses of $594,000.

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

  Primarily as a result of these changes, the Company recorded the following non-recurring charges which totaled $5,518,000 in the fourth quarter of fiscal 1996: $876,000 of accelerated depreciation on property and equipment relative to the idled production facilities for the former CYMax printer line; $304,000 in severance payments and accruals relating to employee and senior executive terminations; $3,323,000 related to the writedown to estimated net realizable value for CYMax inventory purchased during fiscal 1996; $542,000 for CYMax material vendor claims; and $473,000 for a write-down of other assets and other liabilities. As of October 27, 1996, $865,000 of the non-recurring charges were accrued as liabilities.

LIQUIDITY AND CAPITAL RESOURCES

  The Company has a revolving line of credit agreement (the "Credit Agreement") with a bank, collateralized by substantially all the Company's assets, which allows the Company to borrow up to $3,000,000 at the bank's reference rate plus 2% in 1997 and .25% in 1996 (8.5% reference rate at October 26, 1997). The advance rate is eighty percent (80%) of eligible accounts receivable, plus eighty percent (80%) of eligible progress billings receivable, to a maximum progress billing receivables sublimit, which could not exceed the lesser of ten percent (10%) of eligible receivables or $500,000, plus 15% of qualified inventory up to a maximum sublimit of $300,000. The facility expires on March 3, 1998. There was $992,000 outstanding at October 26, 1997.

  The Credit Agreement requires the Company to maintain profitable quarterly results, to maintain certain financial ratios and restricts or limits the Company's ability to: (i) create certain liens; (ii) convey, transfer or sell assets outside of the ordinary course of business; (iii) make capital expenditures; (iv) incur additional indebtedness; (v) redeem or repurchase any class of its stock; and (vi) pay dividends on its preferred or common stock. The Company was not in compliance with certain of these covenants at October 26, 1997, however, the Company has received waivers on all defaults.

  During November 1996, the Company issued $1,850,000 of Senior Subordinated Secured Debentures with a maturity date of May 25, 1998 and an annual interest rate of 10%, (effective interest is 10.8% based upon original issue discount). The proceeds from the sale of the Senior Subordinated Secured Debentures were used to reduce the line of credit and fund working capital requirements. The Senior Subordinated Secured Debenture holders received warrants to purchase a total of 616,679 shares of common stock at a price of $1.50 for each share in connection with the financing. The warrants are subject to call by the Company if the closing market price of the Company's common stock is $3.00 or greater for twenty consecutive days. The warrants expire November 25, 2001.

  In addition to the above referenced subordinated debt, the Company has received a commitment, subject to normal terms and conditions, from the members of the Company's Board of Directors, to arrange to raise up to $2,500,000 of capital for the Company as needed during the 1998 fiscal year through a private placement of equity securities, debt securities or a combination thereof. Although management is confident in its ability to arrange for up to $2,500,000 of new capital, outside factors may impact the amount of capital actually raised which may result in an adverse impact on the Company's financial condition.

  On October 27, 1997 the Company effected a private placement of 1,394,094 shares at $1.75 per share for proceeds of approximately $2,440,000.

  The Company's working capital and current ratios at the end of fiscal years 1997, 1996 and 1995 were $2,239,000, $3,187,000 and $19,252,000 and 1.3, 1.3 and 5.4, respectively. The deterioration in financial position in 1997 and 1996 is the result of the Company's losses.

  Management believes that the Company must make approximately $700,000 of capital expenditures (including capitalized leases) during fiscal 1998. The Company's other principal commitments for fiscal 1998 are lease obligations for the Company's facility, equipment lease and loan payments, and interest due on bank borrowings and subordinated debt.

  Management expects to finance the capital expenditure requirements and other commitments from the bank line of credit, issuance of stock, subordinated debt, capital leases, capital loans and from other sources of working capital.

FORWARD LOOKING STATEMENTS--CAUTIONARY FACTORS

  Except for the historical information and statements contained in this report, the matters set forth in this report are "forward looking statements" that involve uncertainties and risks, some of which are discussed at appropriate points in this report and the Company's other SEC filings, including the fact that the Company is engaged in supplying equipment and services to U.S. government defense programs which are subject to special risks, including dependence on government appropriations, contract termination without cause, contract renegotiation and the intense competition for available defense business.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The response to this Item 8 is submitted as a separate section of this report (see Item 14).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  On November 3, 1997, the Company changed its certifying accountants from Ernst & Young LLP to Deloitte & Touche LLP as filed on Form 8-K on November 7, 1997.

                                   PART III

  The information required to be set forth herein, Item 10, "Directors and Executive Officers of the Registrant," Item 11, "Executive Compensation," Item 12, "Security Ownership of Certain Beneficial Owners and Management," and Item 13, "Certain Relationships and Related Transactions," except for a list of the Executive Officers which is provided in Part I of this Report, will be included in a definitive proxy statement pursuant to Regulation 14A, which is incorporated herein by reference. It is anticipated that copies of such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended October 26, 1997.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a) 1. Consolidated Financial Statements

  The Consolidated Financial Statements listed in the accompanying Index to Consolidated Financial Statements and Financial Statement Schedule on page F-1 hereof are filed as part of this report.

  2. Consolidated Financial Statement Schedules

  The Financial Statement Schedule listed in the accompanying Index to Consolidated Financial Statements and Financial Statement Schedule on page F-1 hereof are filed as part of this report.

  3. Exhibits

  The exhibits listed in the accompanying Exhibit Index on pages E-1 and E-2 hereof are filed as part of this report.

  (b) Reports on Form 8-K:

    NONE

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Florham Park, State of New Jersey, on the 5th day of February, 1998.

                                          Datametrics Corporation
                                          (Registrant)

                                                 /s/ Daniel P. Ginns
                                          _____________________________________
                                                      Daniel P. Ginns,
                                                  Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

             SIGNATURE                           TITLE                   DATE
             ---------                           -----                   ----

      /s/ Daniel P. Ginns            Chairman of the Board, Chief  February 5, 1998
____________________________________  Executive Officer and
          Daniel P. Ginns             Director (Principal
                                      Executive Officer)

   /s/ Adrien A. Maught, Jr.         President and Director        February 5, 1998
____________________________________
       Adrien A. Maught, Jr.

      /s/ Kenneth S. Polak           Chief Financial Officer and   February 5, 1998
____________________________________  Assistant Secretary
          Kenneth S. Polak            (Principal Financial and
                                      Accounting Officer)

   /s/ Douglas S. Friedenberg        Director                      February 5, 1998
____________________________________
       Douglas S. Friedenberg

        /s/ James Haber              Director                      February 5, 1998
____________________________________
            James Haber

      /s/ Stephen R. Gass            Director                      February 5, 1998
____________________________________
          Stephen R. Gass

                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULE

                                   FORM 10-K

                                                                         PAGE
                                                                       --------
CONSOLIDATED FINANCIAL STATEMENTS
Report of Deloitte & Touche LLP, Independent Auditors.................      F-2
Report of Ernst & Young LLP, Independent Auditors.....................      F-3
Consolidated Balance Sheets as of October 26, 1997 and October 27,
 1996.................................................................      F-4
Consolidated Statements of Operations for the years ended October 26,
 1997, October 27, 1996 and October 29, 1995..........................      F-5
Consolidated Statements of Stockholders' Equity for the years ended
 October 26, 1997,
 October 27, 1996, and October 29, 1995...............................      F-6
Consolidated Statements of Cash Flows for the years ended October 26,
 1997, October 27, 1996, and October 29, 1995.........................      F-7
Notes to Consolidated Financial Statements............................ F-8-F-20
FINANCIAL STATEMENT SCHEDULE
II--Valuation and Qualifying Accounts.................................     F-21

  All other schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements and related notes.

             REPORT OF DELOITTE & TOUCHE LLP, INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
Datametrics Corporation

  We have audited the accompanying consolidated balance sheet of Datametrics Corporation and subsidiaries (the "Company") as of October 26, 1997, and the related consolidated statement of operations, stockholders' equity, and cash flows for the fiscal year then ended. Our audit also included the financial statement schedule listed in the index at Item 14(a)2 as it relates to the fiscal year ended October 26, 1997. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  The accompanying consolidated balance sheet as of October 26, 1997 includes approximately $2,095,000 of spare and repair parts inventories that the Company does not expect to sell within one year, as current assets. In our opinion, generally accepted accounting principles require that such inventories be reflected as noncurrent assets. Recording such spare and repair parts inventories as noncurrent assets would result in a decrease in inventories, total current assets and working capital by $2,095,000 and an increase in noncurrent assets by $2,095,000.

  In our opinion, except for the effect on the consolidated balance as of October 26, 1997 as discussed in the preceding paragraph such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at October 26, 1997, and the results of their operations and their cash flows for the fiscal year then ended in conformity with generally accepted accounting principles. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

  The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 2 to the consolidated financial statements, the Company has experienced recurring losses from operations and liquidity problems which raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                          /s/ Deloitte & Touche LLP

Jericho, New York
January 30, 1998

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Datametrics Corporation

  We have audited the accompanying consolidated balance sheet of Datametrics Corporation as of October 27, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two fiscal years in the period ended October 27, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Datametrics Corporation at October 27, 1996 and the consolidated results of its operations and its cash flows for each of the two fiscal years in the period ended October 27, 1996, in conformity with generally accepted accounting principles.

                                          /s/ Ernst & Young LLP

Woodland Hills, California
January 17, 1997

                            DATAMETRICS CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                         OCTOBER 26, OCTOBER 27,
                                                            1997        1996
                                                         ----------- -----------
                                                          (IN THOUSANDS, EXCEPT
                                                             FOR SHARE DATA)
                    ASSETS (Note 8)
                    ---------------
Current Assets:
  Cash and cash equivalents............................   $    200    $    386
  Accounts receivable, net (Note 4)....................      2,875       5,735
  Inventories, net (Note 5)............................      5,996       6,945
  Prepaid expenses and other current assets............        173          16
                                                          --------    --------
   Total current assets................................      9,244      13,082
Property and Equipment, at Cost:
  Machinery and equipment..............................      3,717       4,319
  Furniture, fixtures & computer equipment.............      2,132       2,521
  Leasehold improvements...............................        --          475
                                                          --------    --------
                                                             5,849       7,315
  Accumulated depreciation and amortization............     (4,618)     (5,445)
                                                          --------    --------
   Net property and equipment..........................      1,231       1,870
Other Assets (Note 6)..................................      1,071         988
                                                          --------    --------
                                                          $ 11,546    $ 15,940
                                                          ========    ========
         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------
Current Liabilities:
  Revolving line of credit (Note 8)....................   $    992    $  2,550
  Current maturities of capitalized lease obligations
   (Note 11)...........................................          6          71
  Current maturities of long-term debt (Note 9)........      1,974         472
  Accounts payable.....................................      1,643       3,528
  Accrued commissions and payroll......................        639         995
  Accrued warranty.....................................        100         180
  Other accrued expenses...............................      1,018         975
  Other current liabilities (Note 18)..................        500         --
  Advance payments and progress payments on contracts..        133       1,037
  Redeemed Series B Preferred Stock payable (Note 12)..        --           87
                                                          --------    --------
   Total current liabilities...........................      7,005       9,895
Capitalized Lease Obligations, less current maturities
 (Note 11).............................................        --            7
Long-Term Debt, less current maturities (Note 9).......        --          132
Loan Payable (Note 10).................................        696         565
Other Long-Term Liabilities (Note 15)..................        323         328
Commitments and Contingencies (Note 11 and 14)
Stockholders' Equity (Notes 12, 13 and 16):
  Preferred stock, $.01 par value; 5,000,000 shares
   authorized..........................................        --          --
  Common stock, $.01 par value; 40,000,000 and
   20,000,000 shares authorized in 1997 and 1996,
   respectively; 13,283,168 and 12,264,408 shares
   issued and outstanding in 1997 and 1996,
   respectively........................................        133         123
  Additional paid-in capital...........................     34,177      32,577
  Accumulated deficit..................................    (30,788)    (27,687)
                                                          --------    --------
   Total stockholders' equity..........................      3,522       5,013
                                                          --------    --------
                                                          $ 11,546    $ 15,940
                                                          ========    ========

                            See accompanying notes.

                            DATAMETRICS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     FISCAL YEARS ENDED
                                             -----------------------------------
                                             OCTOBER 26, OCTOBER 27, OCTOBER 29,
                                                1997        1996        1995
                                             ----------- ----------- -----------
                                               (IN THOUSANDS, EXCEPT PER SHARE
                                                            DATA)
Sales......................................    $16,797    $ 19,246     $18,956
  Cost of sales............................     13,401      21,168      16,328
  Research & development...................        343       5,557       6,151
  Selling, general & administrative........      5,670       9,754       6,068
                                               -------    --------     -------
Loss from operations.......................     (2,617)    (17,233)     (9,591)
Interest income (expense), net.............       (474)        (80)         96
Amortization of excess of acquired net as-
 sets over cost............................        --          229         304
                                               -------    --------     -------
Loss before provision for income taxes.....     (3,091)    (17,084)     (9,191)
Provision for income taxes (Note 7)........         10         302          22
                                               -------    --------     -------
Net loss...................................     (3,101)    (17,386)     (9,213)
Preferred stock accretion..................        --          --          (48)
                                               -------    --------     -------
Net loss applicable to common stockholders.    $(3,101)   $(17,386)    $(9,261)
                                               =======    ========     =======
Loss per share of common stock:
  Primary and fully diluted net loss.......    $ (0.24)   $  (1.39)    $ (0.84)
                                               =======    ========     =======
Weighted Average Number of Shares Outstand-
 ing
  Primary and fully diluted................     12,995      12,515      11,020
                                               =======    ========     =======




                            See accompanying notes.

                            DATAMETRICS CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                            COMMON STOCK
                          ----------------- ADDITIONAL                 TOTAL
                          NUMBER OF          PAID-IN   ACCUMULATED STOCKHOLDERS'
                            SHARES   AMOUNT  CAPITAL     DEFICIT      EQUITY
                          ---------- ------ ---------- ----------- -------------
                                    (IN THOUSANDS, EXCEPT SHARE DATA)
Balances at October 30,
 1994...................   9,258,452  $ 93   $14,608    $ (1,040)    $ 13,661
Preferred stock
 accretion..............         --    --        --          (48)         (48)
Issuance of common
 stock..................   2,773,130    27    17,512         --        17,539
Net loss................         --    --        --       (9,213)      (9,213)
                          ----------  ----   -------    --------     --------
Balances at October 29,
 1995...................  12,031,582   120    32,120     (10,301)      21,939
Issuance of common
 stock..................     232,826     3       457         --           460
Net loss................         --    --        --      (17,386)     (17,386)
                          ----------  ----   -------    --------     --------
Balances at October 27,
 1996...................  12,264,408   123    32,577     (27,687)       5,013
Issuance of common stock
 and warrants...........   1,018,760    10     1,600         --         1,610
Net loss................         --    --        --       (3,101)      (3,101)
                          ----------  ----   -------    --------     --------
Balances at October 26,
 1997...................  13,283,168  $133   $34,177    $(30,788)    $  3,522
                          ==========  ====   =======    ========     ========


                            See accompanying notes.

                            DATAMETRICS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                     FISCAL YEARS ENDED
                                             -----------------------------------
                                             OCTOBER 26, OCTOBER 27, OCTOBER 29,
                                                1997        1996        1995
                                             ----------- ----------- -----------
Cash Flows from Operating Activities
  Net loss.................................   $ (3,101)   $(17,386)    $(9,213)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
   Amortization of excess of acquired net
    assets over cost.......................        --         (229)       (304)
   Depreciation and amortization...........      1,192       2,132         970
   Loss on disposal of assets..............        284         328         206
Changes in assets and liabilities:
  Accounts receivable......................      2,860         843       2,152
  Inventories..............................        949       2,321        (609)
  Prepaid expenses and other current
   assets..................................        (20)        426        (175)
  Other assets.............................       (607)     (2,687)        (98)
  Accounts payable.........................     (1,885)      1,417         194
  Accrued commissions and payroll..........       (356)        178         (28)
  Accrued warranty.........................        (80)         55         (57)
  Other accrued expenses...................         43         640         (33)
  Advance and progress payments from
   customers...............................       (904)      1,023        (524)
  Other long-term liabilities..............         (5)        --          --
  Income taxes.............................        --          427         457
                                              --------    --------     -------
Net cash used in operating activities......     (1,630)    (10,512)     (7,062)
Cash Flows from Investing Activities
  Capital expenditures for property and
   equipment...............................       (356)     (1,377)     (1,655)
  Proceeds from sale of fixed assets.......         43         --          --
                                              --------    --------     -------
Net cash used in investing activities......       (313)     (1,377)     (1,655)
Cash Flows from Financing Activities
  Borrowings on revolving line of credit...     11,258       6,100       1,950
  Payments on revolving line of credit.....    (12,816)     (3,550)     (2,550)
  Increase in other current liabilities....        500         --          --
  Redemption of Series B Preferred Stock...        (87)       (383)       (470)
  Payments on capitalized lease
   obligations.............................        (72)        (98)       (163)
  Borrowings on long-term debt.............      1,713         565       1,841
  Payments on long-term debt...............       (480)       (420)       (817)
  Borrowings on loan payable...............        131         --          --
  Proceeds from the issuance of common
   stock and warrants......................      1,610         460      17,539
                                              --------    --------     -------
Net cash provided by financing activities..      1,757       2,674      17,330
                                              --------    --------     -------
Net increase (decrease) in cash and cash
 equivalents...............................       (186)     (9,215)      8,613
Cash and cash equivalents at beginning of
 the year..................................        386       9,601         988
                                              --------    --------     -------
Cash and cash equivalents at end of the
 year......................................   $    200    $    386     $ 9,601
                                              ========    ========     =======
Supplemental disclosure of cash flow
 information:
  Interest, net............................   $    282    $     50     $    39
  Income taxes (refund)....................         10        (125)       (435)
Supplemental schedule of non-cash investing
 and financing activities:
  Accretion on preferred stock.............        --          --           48
  Issuance of capitalized lease
   obligations.............................        --          --          199
  Series B Preferred Stock escrow
   settlement..............................        --          --          (33)

                            See accompanying notes.

                            DATAMETRICS CORPORATION

                         NOTES TO FINANCIAL STATEMENTS


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Business

  Datametrics Corporation, a Delaware corporation, is engaged primarily in the design, development, manufacture and sale of high-speed, non-impact printers; high-resolution, non-impact printer/plotters; and ruggedized computers and computer workstations.

 Basis of Presentation and Consolidation

  The accompanying consolidated financial statements include the accounts of Datametrics Corporation and subsidiaries (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. The Company's fiscal year end is the last Sunday of each October.

 Revenue Recognition

  Revenues include both product sales and revenues applicable to long-term design and production contracts. A majority of revenues are recoginized based on the percentage-of-completion method. The majority of the Company's revenues from product sales and long-term contracts are measured using the "units-of-delivery" method. Revenues applicable to certain fixed-price, long-term contracts (principally design and development contracts) are measured using the "cost-to-cost" method, whereby revenue is measured by relating costs incurred to total estimated costs. Sales under cost-reimbursement-type contracts are recorded as costs are incurred. Applicable estimated profits on these are included in sales in the proportion that incurred costs bear to total estimated costs. Any anticipated losses on contracts are charged to income when identified.

  The Company provides an accrual for future warranty costs at the time of revenue recognition based upon the relationship of prior year sales to actual warranty costs. The warranty for the Company's products generally covers defects in material and workmanship. The current accrual represents the average outstanding warranty of approximately six months.

 Concentrations of Credit Risk and Major Customers

  As is customary in the industry, the Company grants uncollateralized credit to its clients, which include the U.S. government and large multi-national corporations operating in a broad range of industries. In order to mitigate its credit risk, the Company continually evaluates the credit worthiness of its major commercial clients, and maintains allowances for potential losses within management expectations.

  Approximately 67%, 61% and 79% of the Company's sales during fiscal years 1997, 1996 and 1995, respectively, were to various U.S. government agencies under prime contracts or to prime contractors having sales to such agencies. Export sales to foreign customers amounted to $4,533,000 ($1,922,000 to Canada, $2,354,000 to Europe and the Middle East, and $257,000 to the Pacific
Rim) or 27.0% of total sales in fiscal year 1997. The Company's five largest customers accounted for 15.7%, 13.7%, 12.5%, 10.9% and 10.8% of the Company's sales for the fiscal year ended October 26, 1997. Its three largest customers accounted for 15.5%, 15.4%, and 11.3% of the Company's sales for the fiscal year ended October 27, 1996. Its two largest customers accounted for 14.3% and 11.5% of the Company's sales for the fiscal year ended October 29, 1995. Accounts receivable for these customers totalled $1,810,000 and $2,164,000 at October 26, 1997 and October 27, 1996, respectively. No other customer accounted for more than 10 percent of total revenues for fiscal 1997, 1996 and 1995.

                            DATAMETRICS CORPORATION

 Cash and Cash Equivalents

  The Company considers securities purchased within three months of their date of maturity to be cash equivalents.

 Inventories

  Stockroom inventories are stated at the lower of cost (first-in, first-out) or market. Contract inventory costs include purchased materials, direct labor and manufacturing overhead. General and administrative costs are expensed in the period incurred.

 Property and Equipment

  Depreciation and amortization of property and equipment are provided using the straight-line method over the following estimated useful lives:

     Machinery and equipment.............. 2 to 5 years
     Furniture, fixtures and computer
      equipment........................... 2 to 8 years
     Leasehold improvements............... Shorter of the remaining term of the lease or the life of the asset

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

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expense during the reporting period. The more significant estimates affecting amounts reported in the financial statements relate to revenues and costs under long-term contracts and inventory reserve accruals. Actual results could differ from those estimates.

 Net Loss Per Share

  Net loss per share is based on the weighted average number of shares of common stock outstanding. The effect of common stock equivalents have been excluded from the net loss per share calculation because the effect would be antidilutive.

 Fair Value of Financial Instruments

  The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial statements:

    Cash and Cash Equivalents: Due to the short maturity of these instruments, the carrying amount reported on the balance sheet for cash and cash equivalents approximates its fair value.

                            DATAMETRICS CORPORATION

    Capitalized Lease Obligations: The carrying amount reported on the balance sheet for capitalized lease obligations approximates its fair value, as the current rate approximates the fair market value interest rate.

    Loans Payable: The carrying amounts of the Company's borrowings under loans payable approximate its fair value as a result of the variable interest rate that is adjusted periodically to market.

 Impairment of Long-Lived Assets

  In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest changes) from the use of an asset are less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value.

 Reclassifications

  Certain reclassifications were made to 1996 balances to conform with 1997 presentation.

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

  In November 1996, the Board of Directors combined the operations of the Company's two wholly-owned subsidiaries, Datametrics Technology Systems Corporation and Datametrics Service Corporation, into the parent company, Datametrics Corporation. This action is consistent with and supports the Company's decision to eliminate the distinction of separate defense and commercial business units within the organization.

  The Company's working capital and current ratios at the end of fiscal years 1997, 1996 and 1995 were $2,239,000, $3,187,000 and $19,252,000 and 1.3, 1.3 and 5.4, respectively. The deterioration in financial position in 1997 and 1996 is the result of the Company's losses.

  Management believes that the Company must make approximately $700,000 of capital expenditures (including capitalized losses) during fiscal 1998. The Company's other principal commitments for fiscal 1998 are lease obligations for the Company's facility, equipment lease and loan payments, and interest due on bank borrowings and subordinated debt.

  Management expects to finance the capital expenditure requirements and other commitments from the bank line of credit, issuance of stock, subordinated debt, capital leases, capital loans and from other sources of working capital.

                            DATAMETRICS CORPORATION

NOTE 3. NON-RECURRING CHARGES

  In connection with its relocation to Florida, the Company incurred certain non-recurring charges totaling approximately $745,000 during the quarter ended October 26, 1997. The components of the non-recurring charges were $275,000 in severance payments and accruals related to employee terminations, $320,000 from the abandonment of leasehold improvements at the Woodland Hills, California facility and $150,000 for moving expenses.

  In connection with the change in control described in Note 2 and the subsequent decision to cease all manufacture and marketing of its CYMax product line, the Company incurred certain non-recurring charges totaling approximately $5,518,000 during the quarter ended October 27, 1996. The components of the non-recurring charges were $304,000 in severance payments and accruals relating to employee and senior executive terminations, $876,000 resulting from the accelerated depreciation charges on CYMax property and equipment, $3,323,000 related to the write-down to estimated net realizable value for CYMax inventory purchased during fiscal 1996, $542,000 for CYMax customer and materials vendor claims and $473,000 for a write-down of other assets and other liabilities related to CYMax. As of October 27, 1996, $865,000 of the non-recurring charges were accrued as liabilities. The reserve recorded for the Company's inventory and the resulting net inventory balance in the accompanying consolidated financial statements is based upon managements' estimate of the future usefulness of the existing inventory relative to the Company's operating assumptions. Depending on the Company's actual success in utilizing its inventory, additional reserves may be required beyond those recorded at year end.

NOTE 4. ACCOUNTS RECEIVABLE

  Accounts receivable consists of the following:

                                                               1997     1996
                                                              -------  -------
                                                              (IN THOUSANDS)
   U.S. government or its prime contractors:
     Amounts billed..........................................  $2,373  $ 3,032
     Recoverable costs and accrued profits on progress
      completed, not billed..................................     --       121
                                                              -------  -------
                                                                2,373    3,153
   Foreign, commercial and other.............................     550    2,650
                                                              -------  -------
                                                                2,923    5,803
   Less allowance for doubtful accounts......................     (48)     (68)
                                                              -------  -------
                                                               $2,875  $ 5,735
                                                              =======  =======

NOTE 5. INVENTORIES

  Inventories consist of the following:

                                                                1997     1996
                                                               -------  -------
                                                               (IN THOUSANDS)
   Stockroom inventories.....................................  $ 9,689  $11,427
   Contracts in process......................................      529    1,286
                                                               -------  -------
                                                                10,218   12,713
   Less progress payments received on contracts..............      --      (193)
                                                               -------  -------
                                                                10,218   12,520
   Less reserve for obsolescense.............................   (4,222)  (5,575)
                                                               -------  -------
                                                               $ 5,996  $ 6,945
                                                               =======  =======

                            DATAMETRICS CORPORATION

NOTE 6. OTHER ASSETS

  Other assets consist of the following:

                                                                  1997    1996
                                                                -------- -------
                                                                (IN THOUSANDS)
   Cash surrender value of life insurance...................... $    738 $  678
   Other assets................................................      333    310
                                                                -------- ------
                                                                  $1,071 $  988
                                                                ======== ======

NOTE 7. INCOME TAXES

  The Company accounts for income taxes using Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, income taxes for financial reporting purposes are determined using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting basis and tax basis of assets and liabilities and are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The primary components of the Company's net deferred tax assets are as follows:

                                                               1997      1996
                                                             --------  --------
                                                              (IN THOUSANDS)
   Net operating loss carry-forwards........................ $ 11,082  $  8,276
   General business credit carry-forwards...................      449       777
   Inventory accounting methods.............................    2,007     2,552
   Deferred compensation accounting methods.................      509       185
   Product warranty accruals................................       43        67
   Book over tax depreciation...............................       79       421
   Other....................................................       99        62
                                                             --------  --------
     Total deferred tax assets..............................   14,268    12,340
   Other....................................................     (252)     (252)
                                                             --------  --------
     Total deferred tax liabilities.........................     (252)     (252)
                                                             --------  --------
                                                               14,016    12,088
   Valuation allowance for deferred tax assets..............  (14,016)  (12,088)
                                                             --------  --------
   Net deferred tax assets.................................. $    --   $    --
                                                             ========  ========

                            DATAMETRICS CORPORATION

  Net operating loss and tax credit carry-forwards of $26,500,000 and $449,000, respectively, for federal income tax purposes will expire at various times between 1998 and 2012. The acquisition of Rugged Digital constituted an ownership change of Rugged Digital for federal income tax purposes. As a result of this ownership change, the amount of Rugged Digital's net operating loss carry-forward generated prior to the ownership change that may be utilized against the Company's future taxable income will be limited to approximately $170,000 annually and will result in a portion of the net operating loss carryforward expiring prior to utilization.

  The provision for income taxes on income is composed of the following:

                                                         1997    1996    1995
                                                        ------  ------  -------
                                                           (IN THOUSANDS)
   Current:
     Federal........................................... $  --   $  --   $  (145)
     State.............................................     10      29       22
   Deferred:
     Federal........................................... (1,523) (4,436)  (3,178)
     State.............................................   (405) (1,395)    (285)
     Valuation allowance...............................  1,928   6,104    3,608
                                                        ------  ------  -------
                                                        $   10  $  302  $    22
                                                        ======  ======  =======

  Based upon managements' judgment and the continued losses incurred by the Company, the valuation allowance represents 100% of the Company's net deferred tax assets. The following is a reconciliation of the difference between the actual provision for income taxes and the provision computed by applying the federal statutory tax rate on income (loss) before income taxes:

                                                      1997     1996     1995
                                                     -------  -------  -------
                                                         (IN THOUSANDS)
   Federal income tax expense (benefit) computed at
    statutory rate.................................  $(1,051) $(5,809) $(3,125)
   State income tax expense (benefit), net of fed-
    eral benefits..................................     (261)      19     (342)
   Goodwill amortization...........................      --       (78)    (118)
   Change in valuation allowance...................    1,928    6,104    3,608
   Other, net......................................     (606)      66       (1)
                                                     -------  -------  -------
                                                     $    10  $   302  $    22
                                                     =======  =======  =======

NOTE 8. REVOLVING LINE OF CREDIT

  The Company has a revolving line of credit agreement (the "Credit Agreement") with a bank, collateralized by substantially all the Company's assets, which allows the Company to borrow up to $3,000,000 at the bank's reference rate plus 2% in 1997 and .25% in 1996 (8.5% reference rate at October 26, 1997). The advance rate is eighty percent (80%) of eligible accounts receivable, plus eighty percent (80%) of eligible progress billings receivable, to a maximum progress billing receivables sublimit, which could not exceed the lesser of ten percent (10%) of eligible receivables or $500,000, plus 15% of qualified inventory up to a maximum sublimit of $300,000. The facility expires on March 3, 1998. There was $992,000 outstanding at October 26, 1997.

  The Credit Agreement requires the Company to maintain profitable quarterly results, to maintain certain financial ratios and restricts or limits the Company's ability to: (i) create certain liens; (ii) convey, transfer or sell assets outside of the ordinary course of business; (iii) make capital expenditures; (iv) incur additional indebtedness; (v) redeem or repurchase any class of its stock; and (vi) pay dividends on its preferred or common

                            DATAMETRICS CORPORATION
stock. The Company was not in compliance with certain of these covenants at October 26, 1997, however, the Company has requested the bank to waive all defaults.

NOTE 9. LONG-TERM DEBT

  Long-term debt consists of the following:

                                                                  1997    1996
                                                                -------- -------
                                                                (IN THOUSANDS)
   Loans Payable(a)...........................................  $    124 $  604
   Senior Subordinated Secured Debentures(b)..................     1,850    --
                                                                -------- ------
                                                                   1,974    604
   Less current maturities of long-term debt..................     1,974    472
                                                                -------- ------
                                                                $    --  $  132
                                                                ======== ======

--------
(a) The Company had borrowed approximately $1,311,000 at interest rates ranging from 10.03% to 10.80%, payable in monthly installments of approximately $42,000, including interest, over a three-year period. The borrowings are collateralized by furniture, fixtures and equipment with a net book value of $516,000 and $783,000 at October 26, 1997 and October 27, 1996, respectively.

(b) During November 1996, the Company issued $1,850,000 of Senior Subordinated Secured Debentures with a maturity date of May 25, 1998 and an annual interest rate of 10%, (effective interest is 10.8% based upon original issue discount). The proceeds from the sale of the Senior Subordinated Secured Debentures were used to reduce the line of credit and fund working capital requirements. The Senior Subordinated Secured Debenture holders received warrants to purchase a total of 616,679 shares of common stock at a price of $1.50 for each share in connection with the financing. The warrants are subject to call by the Company if the closing market price of the Company's common stock is $3.00 or greater for twenty consecutive days. The warrants expire November 25, 2001.

NOTE 10. LOAN PAYABLE

  During the year, the Company borrowed $131,000 against the cash surrender value of its key-man life insurance policy. At October 26, 1997, the balance was $696,000 at 7.8% per annum.

NOTE 11. LEASES

  The Company currently leases its facilities under operating leases and various equipment under operating and capital leases. The building leases expire through 2004 and the equipment leases expire through 2002. Minimum future rental commitments under non-cancelable operating leases having remaining terms of one year or longer and capital leases for the twelve-month periods subsequent to October 26, 1997 are as follows:

                                                               OPERATING CAPITAL
                                                                LEASES   LEASES
                                                               --------- -------
                                                                (IN THOUSANDS)
   1998.......................................................  $  850     $ 6
   1999.......................................................     907      --
   2000.......................................................     933      --
   2001.......................................................     820      --
   2002.......................................................     784      --
   Thereafter.................................................   1,159      --
                                                                ------     ---
   Present value of minimum capitalized lease payments........  $5,453     $ 6
                                                                ======     ===

                            DATAMETRICS CORPORATION

  Property and equipment under capital leases have a cost of $251,000 and an accumulated depreciation of $71,000 and $68,000 at October 26, 1997 and October 27, 1996, respectively. Rental expenses charged to operations were $652,000, $780,000 and $716,000 for the fiscal years 1997, 1996 and 1995, respectively.

NOTE 12. PREFERRED STOCK

  During fiscal 1993, the Company issued 613,110 shares of Series B Redeemable Preferred Stock with a liquidation preference and redemption price of $1.75 per share in connection with its acquisition of Rugged Digital. The holders are not entitled to dividends. Certain of the Series B Redeemable Preferred stockholders (the "Escrow Participants") placed 285,715 shares in escrow to cover certain indemnification claims, up to an amount of $500,000, that the Company might have arising out of the acquisition. On August 9, 1994, the Company submitted an indemnification claim to the Escrow Participants for approximately $720,000. During fiscal 1996, the Escrow Claim was settled for $187,000. The first payment of $100,000 was made August 30, 1996, and the final payment of $87,000 was made November 14, 1996. There are no Series B Redeemable Preferred Stock outstanding.

NOTE 13. STOCK OPTION PLANS AND WARRANTS

 Stock Options

  The Company has several stock option plans which provide for the granting of options to employees or directors at prices and terms as determined by the Board of Directors. Such options vest over a period of one to four years. All options issued by the Company to date have exercise prices which were equal to market value of the Company's common stock at the date of grant.

  The following table sets forth summarized information concerning the Company's stock options:

                                                        NUMBER OF    EXERCISE
                                                         SHARES    PRICE RANGE
                                                        --------- --------------
                                                             (IN THOUSANDS)
Options outstanding for shares of common stock at
 October 31, 1994......................................   1,234   $0.2500-4.3125
  Granted..............................................     166   $5.7500-8.2500
  Canceled or expired..................................     (25)  $0.2500-2.6875
  Exercised............................................    (303)  $0.2500-5.7500
                                                          -----   --------------
Options outstanding for shares of common stock at
 October 29, 1995......................................   1,072   $0.7500-8.2500
  Granted..............................................     657   $1.2500-8.3750
  Canceled or expired..................................    (886)  $1.2500-8.3750
  Exercised............................................    (208)  $0.7500-5.7500
                                                          -----   --------------
Options outstanding for shares of common stock at
 October 27, 1996......................................     635   $1.2500-7.8750
  Granted..............................................     173   $1.4375-1.6250
  Canceled or expired..................................    (500)  $1.2500-7.8750
  Exercised............................................     --               --
                                                          -----   --------------
Options outstanding for shares of common stock at
 October 26, 1997......................................     308   $1.2500-7.8750
                                                          =====   ==============
  Shares reserved for issuance at October 26, 1997.....   1,619
                                                          =====

                            DATAMETRICS CORPORATION

  Weighted average option exercise price information for the years 1997 and 1996 was as follows:

                                                                    1997  1996
                                                                    ----- -----
   Outstanding at beginning of year................................ $3.53 $2.82
   Granted during the year......................................... $1.50 $6.42
   Exercised during the year.......................................   --  $1.70
   Canceled, terminated and expired................................ $3.78 $5.23
   Exercisable at year end......................................... $2.47 $3.09

  Significant option groups outstanding at October 26, 1997 and related weighted average price and life information were as follows:

                                          WEIGHTED AVERAGE                                    WEIGHTED
                               NUMBER        REMAINING     WEIGHTED AVERAGE     NUMBER        AVERAGE
 EXERCISE PRICE RANGE       OUTSTANDING   CONTRACTUAL LIFE  EXERCISE PRICE   EXERCISABLE   EXERCISE PRICE
 --------------------      -------------- ---------------- ---------------- -------------- --------------
                           (IN THOUSANDS)                                   (IN THOUSANDS)
 $1.2500.................        40             1.36           $1.2500            40          $1.2500
 $1.5000-5.7500..........       177             3.82           $1.9022            31          $3.3493
 $7.8750.................        16             3.13           $7.8750             8          $7.8750
 $1.2500-1.4375..........        75             3.95           $1.2875            17          $1.2708
                                ---                                              ---
                                308             3.50           $1.9831            96          $2.4746
                                ===                                              ===

  The Company applies Accounting Principles Board Opinion No. 25, "Accounting For Stock Issued To Employees," and selected interpretations in accounting for its stock-based compensation plans. Accordingly, as all options and warrants have been granted at exercise prices equal to fair market value on the date of grant, no compensation expense has been recognized by the Company in connection with its stock-based compensation plans. Had compensation cost for the stock options and warrants been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, "Accounting For Stock-Based Compensation," the Company's net loss and loss per share would have been increased by approximately $1,560,000 and $913,000 or $.12 and $.07 per share in 1997 and 1996, respectively. The weighted average fair value of the options and warrants granted during 1997 and 1996 is estimated at $.90 and $4.00 on the date of grant (using Black-Scholes option pricing model) with the following weighted average assumptions for 1997 and 1996, respectively: volatility of 106% and 103%, risk-free interest rate of 4.99% and 5.12%, and an expected life of two to five years in 1997 and 1996.

 Warrants

  There are 200,000 shares of common stock reserved for issuance upon exercise of warrants sold for $0.001 per warrant to the underwriters of the Company's June 21, 1995 offering of common stock. The warrants are exercisable for a period of five years beginning June 21, 1996 and have a per-share exercise price equal to $9.60 (120% of the initial public offering price of $8.00). There were 616,679 shares of common stock reserved for issuance upon exercise of warrants issued in conjunction with the Company's November 25, 1996 Senior Subordinated Debt Offering. The warrants are exercisable for a period of five years beginning November 25, 1996 and have a per-share exercise price of $1.50. There were 370,008 warrants outstanding at October 26, 1997. There are 200,000 shares of common stock reserved for issuance upon exercise of warrants issued in conjunction with a commitment to raise up to $3,000,000 in capital for the Company. The warrants are exercisable for a period of five years beginning February 5, 1997 and have a per-share exercise price of $2.00. There are 1,200,000 shares of common stock reserved for issuance upon exercise of warrants issued to two executive officers/directors issued in conjunction with their employment agreements (see Note 14). The warrants are exercisable for a period of five years beginning November 13, 1996 and have a per-share exercise price of $2.00.

                            DATAMETRICS CORPORATION

NOTE 14. COMMITMENTS AND CONTINGENCIES

 Employment Agreements

  The Company has employment agreements with two of its executive officers/directors which expire December 31, 2002. The agreements automatically renew on an annual basis unless notified by July 1. Such agreements provide for minimum salary levels, adjusted annually for cost-of-living changes, as well as for incentive bonuses which are payable if specified management goals are attained. The aggregate commitment for future salaries at October 26, 1997, excluding bonuses, was approximately $2,564,000. These agreements also provide severance pay benefits upon termination of the executive's employment with the Company as follows:

    (a) Company-Initiated Termination Without Cause--the executive shall be entitled to one payment of the Base Salary for a period equal to the greater of (i) one year from the date of termination, or the remainder of the employment term; and (ii) the Company shall continue to provide the executive and the members of executive's immediate family all benefits provided by the employment agreement. If any of these benefits terminate by operation of law, the Company will reimburse executive for the costs of replacing those benefits for the remainder of such period. As security for all of the Company's obligations to make any payments to the executives, the Company granted to the executives a subordinated security interest in all assets of the Company now owned or hereafter acquired.

    (b) Company-Initiated Termination in Connection with a Change in Control--the executives shall be entitled to a cash payment equal to the lesser of three years' base salary or the maximum amount which would not result in any portion of the payment being subject to the excise tax under
  Section 4999 of the Internal Revenue Code. "Change in Control" shall mean:
  (i) a merger or consolidation in which the Company is not the surviving corporation; (ii) a reverse merger; or (iii) the acquisition by any person, entity or group within the meaning of Section 13(d) or 14(d) of the Securities Exchange Act of 1934, as amended, of the beneficial ownership of securities of the Company representing at least fifty percent of the combined voting power entitled to vote in the election of directors.

 Litigation

  The Company is, from time to time, the subject of litigation, claims and assessments arising out of matters occurring during the normal operation of the Company's business. In the opinion of management, the liability, if any, under such current litigation, claims and assessments would not materially affect the Company's financial position or the results of the operations except as disclosed herein.

  Four former officers of the Company (the "Former Officers"), whose employment relationships with the Company terminated in part as a result of the Company's restructuring in October 1996, are seeking severance benefits from the Company. On January 13, 1997, three of the Former Officers sued the Company in the Superior Court of the State of California for Los Angeles County, in order to enforce payment of severance benefits under certain agreements, each dated as of October 7, 1996, between each Former Officer and the Company (collectively, the "Severance Agreements"). The fourth Former Officer has sued the Company in response to the Company's cross-complaint described below. The Former Officers seek damages from the Company based upon the Severance Agreements and an alleged implied promise not to terminate the employment of the Former Officers with the Company without good cause. The Former Officers have demanded that the Company pay to each of them (i) an amount equal to one year of their respective annual salaries in effect as of the date of termination, payable in a lump sum, (ii) twelve monthly installments payable to the former officers, the total of which would also equal their respective annual salaries, and (iii) attorneys' fees. Total payments under the Severance Agreements excluding attorneys' fees would aggregate approximately $1,200,000 if due in full to the Former Officers. The complaint does not state, however, any specific amount of damages sought by the plaintiffs.

                            DATAMETRICS CORPORATION

  On February 12, 1997, the Company filed a cross-complaint against the Former Officers alleging breach of fiduciary duty, constructive fraud, civil conspiracy and declaratory relief. At present, it is too early to evaluate fully the Company's exposure, if any, under the above action. Management believes, however, that it has legitimate defenses and intends to defend vigorously this action.

  In addition, on or about November 6, 1996, the Company received a demand by the Former Officers claiming benefits under the Company's Supplemental Executive Retirement Plan (the "SERP"). The Company has notified the Former Officers that their respective claims under the SERP were being denied in whole in accordance with the terms of the SERP. Three of the Former Officers have disputed this denial and Imperial Trust Company, as trustee, has filed an action in Interpleader in the United States District Court, Central District of California. This procedure provides an appropriate forum in which this dispute can be resolved by court action. The parties currently are in settlement discussions and the Company anticipates that this matter could be resolved in its second quarter of fiscal year 1998.

NOTE 15. EMPLOYEE BENEFIT PLANS

  The Company sponsors a defined contribution 401(k) plan, as amended, covering a majority of its employees. The plan allows eligible employees to contribute up to 14% of their gross salary. Company contributions are voluntary and at the discretion of the Board of Directors. There were no Company contributions in fiscal years 1997, 1996 and 1995. Employees vest in Company contributions based upon their years of vesting service, as defined.

  In October 1989, the Company entered into agreements with two officers to provide deferred compensation benefits upon their retirement. The Company has accrued $105,000 and $101,000 at October 26, 1997 and October 27, 1996,
respectively, representing the net present value of the future benefits to be paid, of which $57,000 and $53,000, respectively, have been classified as long-term.

  During November 1994, the Company established a Supplemental Employee Retirement Plan (the "SERP"), a defined benefit pension plan covering certain officers to whom the plan is offered. Normal retirement age is 65, but provision is made for earlier retirement. Benefits under the plan are generally payable for up to fifteen years after a participant's retirement. However, the participant may elect a lump-sum payment equal to 90% of the net present value of the benefit amount at the participant's retirement date. The Company has accrued $616,000 and $276,000 at October 26, 1997 and October 27, 1996, respectively, for the SERP. The Company funds the liability through a Rabbi Trust agreement at a bank on a yearly basis. The fund balance was $266,000 and $276,000 at October 26, 1997 and October 27, 1996, respectively.

  During January 1996, the Company established an Employee Qualified Stock Purchase Plan (the "Q.S.P. Plan") with an aggregate of 200,000 shares of Datametrics common stock available for purchase. It allows an employee to defer up to 10% of their salary to purchase Datametrics common stock at 85% of the closing price at four semi-annual dates. The plan expires December 31, 1997 or when all 200,000 shares have been purchased. A total of 54,756 and 24,711 shares were issued during fiscal 1997 and 1996, respectively.

NOTE 16. STOCKHOLDERS' EQUITY

  In May 1997, the Company amended its certificate of incorporation to increase the number of authorized shares of common stock to 40,000,000.

NOTE 17. RELATED PARTY TRANSACTIONS

  Included in selling, general and administrative expenses during the year ended October 26, 1997 are consulting fees in the amount of $118,000 paid to a related entity of which an executive officer/director is the President.

                            DATAMETRICS CORPORATION

NOTE 18. SUBSEQUENT EVENTS

  On October 27, 1997, the Company had a private placement of 1,394,094 shares at $1.75 per share for proceeds of $2,440,000. Proceeds of $500,000 from this private placement were received during the year and is included in other current liabilities as of October 26, 1997.

  In October 1997, the Company leased a 6,600 square foot office in Calabasas, California under an operating lease which expires October 2000. The annual rent is $87,000 in 1998, $95,000 in 1999 and $103,000 in 2000 (see Note 11).

  In December 1997, the Company purchased a 43,000 square foot facility in Orlando, Florida for $899,000. In connection with the acquisition of this property, the Company obtained a mortgage loan in the amount of $975,000 which includes approximately $76,000 to be used for building improvements. The loan matures on March 9, 2008. The loan is interest only through March 9, 1998; monthly payments of principal plus interest begin April 9, 1998, with a balloon payment of $684,000 is due on March 9, 2008. Interest is based on 8.02% per annum through March 9, 2003 and is then adjusted to equal 2.25% in excess of the weekly average yield on United Treasury Notes adjusted to a constant maturity of five years as made available by the Federal Reserve Board.

  In January 1998, the Company leased a 5,400 square foot office in Florham Park, New Jersey under an operating lease which expires March 2003. The annual rent is $105,000 (see Note 11).

  Maturities on the mortgage loan are as follows (in thousands):

       1998................................................................ $ 11
       1999................................................................   21
       2000................................................................   23
       2001................................................................   24
       2002................................................................   26
       Thereafter..........................................................  870
                                                                            ----
                                                                            $975
                                                                            ====

  The Company anticipates completing its move to Florida during February 1998. Costs relating to the Company's move to Florida totaling $425,000 were accrued as of October 26, 1997.

                            DATAMETRICS CORPORATION

NOTE 19. QUARTERLY FINANCIAL DATA (UNAUDITED)

  Summarized quarterly financial data for 1997 and 1996 are as follows:

                                                THREE MONTHS ENDED
                                      ----------------------------------------
                                      JANUARY 27 APRIL 27  JULY 27  OCTOBER 26
                                      ---------- --------  -------  ----------
1997                                    (IN THOUSANDS, EXCEPT SHARE DATA)
Sales................................  $ 3,957   $ 6,226   $ 4,307   $ 2,307
Net income (loss)....................       34        79       125    (3,339)
Earnings (loss) per common share:
  Primary and fully diluted..........      --       0.01      0.01     (0.25)
Weighted average number of common
 shares outstanding:
  Primary and fully diluted..........   12,291    13,223    13,297    13,283
                                                THREE MONTHS ENDED
                                      ----------------------------------------
                                      JANUARY 28 APRIL 28  JULY 28  OCTOBER 27
                                      ---------- --------  -------  ----------
1996                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
Sales................................  $ 3,651   $ 4,697   $ 5,931   $ 4,967
Net loss.............................   (2,265)   (3,086)   (2,829)   (9,206)
Loss per common share:
  Primary and fully diluted..........    (0.18)    (0.24)    (0.23)    (0.75)
Weighted average number of common
 shares outstanding:
  Primary and fully diluted..........   12,743    12,755    12,491    12,333

  In the fourth quarter of fiscal 1996, the Company recorded non-recurring charges of $5,518,000. See Note 3 for additional information.

  Per share data may not always add to the total for the year because each figure is independently calculated.

                            DATAMETRICS CORPORATION

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                   FOR EACH OF THE THREE FISCAL YEARS IN THE
                         PERIOD ENDED OCTOBER 26, 1997

              CLASSIFICATION                   1997        1996        1995
              --------------                ----------- ----------- ----------
Reserve for doubtful accounts:
  Balance at beginning of period........... $    67,812 $    46,747 $    6,030
  Add--provision charged to operations.....       2,495      21,065     41,769
  Less--recovery of bad debt...............       3,000          --         --
  Less--reserve applied during the year....      19,539          --      1,052
                                            ----------- ----------- ----------
  Balance at end of period................. $    47,768 $    67,812 $   46,747
                                            =========== =========== ==========
Reserve for Warranty:
  Balance at beginning of period........... $   179,500 $   124,500 $  184,093
  Add--provision charged to operations.....     142,419     221,365    200,831
  Less--reserve applied during the year....     221,919     166,365    260,424
                                            ----------- ----------- ----------
  Balance at end of period................. $   100,000 $   179,500 $  124,500
                                            =========== =========== ==========
Reserve for inventory obsolescence:
  Balance at beginning of period........... $ 5,575,113 $ 1,772,676 $1,477,534
  Add--provision charged to operations.....     553,921   3,802,437    295,142
  Less--reserve applied during the year....   1,906,833          --         --
                                            ----------- ----------- ----------
  Balance at end of period................. $ 4,222,201 $ 5,575,113 $1,772,676
                                            =========== =========== ==========
Reserve for prepaid royalties:
  Balance at beginning of period........... $   820,472 $   750,591 $  750,591
  Add--provision charged to operations.....          --      69,881         --
  Less--reserve applied during the year....     750,591          --         --
                                            ----------- ----------- ----------
  Balance at end of period................. $    69,881 $   820,472 $  750,591
                                            =========== =========== ==========
Valuation allowances for deferred tax
 assets:
  Balance at beginning of period........... $12,088,000 $ 5,984,000 $2,376,000
  Add--provision charged to operations.....   1,928,000   6,104,000  3,608,000
                                            ----------- ----------- ----------
  Balance at end of period................. $14,016,000 $12,088,000 $5,984,000
                                            =========== =========== ==========

                                 EXHIBIT INDEX

  The following exhibits are filed as part of this Form 10-K Statement or are incorporated herein by reference.

                            DESCRIPTION OF EXHIBITS

 EXHIBIT
   NO.
 -------
   3.1   Restated Certificate of Incorporation of Registrant, as currently in effect.*
   3.2   Certificate of Designations, Preferences and Relative, Participating,
          Optional and Other Special Rights of Series B Preferred Stock and
          Qualifications, Limitations and Restrictions Thereof dated August 10,
          1993 (incorporated by reference to Exhibit 4.1 to Registrant's Form
          8-K dated August 10, 1993).
   3.3   Bylaws of Registrant, as currently in effect (incorporated by reference to Exhibit 3.2 to Registrant's Form 10-K for the year ended
          October 28, 1990).
   3.4   First Amendment to the Restated By-Laws of the Registrant, dated
          August 6, 1996 (incorporated by reference to Exhibit 3.0 to the
          Registrant's Form 8-K dated August 6, 1996).
  10.1   Line of Credit Agreement, Security Agreement, Addendum to Line of
          Credit Agreement, and Loan Disbursement Instructions dated September
          8, 1993 (incorporated by reference to Exhibit 10.1 to Registrant's
          Form 10-K for the year ended October 31, 1993).
  10.3   Lease for Woodland Hills facility between the Company and
          Manufacturers Life Insurance Company dated as of December 19, 1993, as amended on August 31, 1994 (incorporated by reference to Exhibit
          10.2 to Registrant's Form 10-K for the year ended October 30, 1994).
  10.4   Agreement between the Company and Sidney E. Wing dated March 17, 1989
          (incorporated by reference to Exhibit 10.4 to Registrant's Form 10-K for the year ended October 29, 1989).
  10.5   Deferred Compensation Agreement between the Company and Garland S.
          White dated October 18, 1989 (incorporated by reference to Exhibit
          10.5 to Registrant's Form 10-K for the year ended October 29, 1989).
  10.6   Amended and Restated Agreement and Plan of Merger dated as of May 12,
          1993 between Registrant and Rugged Digital Systems, Inc. ("Rugged
          Digital") (incorporated by reference to Exhibit 2 to Registrant's
          Form 8-K dated May 12, 1993).
  10.7   Escrow Agreement dated August 10, 1993 among the Registrant and others relating to the acquisition of Rugged Digital (incorporated by reference to Exhibit 4.3 to Registrant's Form 8-K dated August 10,
          1993).
  10.8   Debt Exchange Agreement dated August 10, 1993 among Registrant and debt holders of Rugged Digital (incorporated by reference to Exhibit
          4.2 to Registrant's Form 8-K dated August 10, 1993).
  10.9   Security and Loan Agreement between Registrant and Imperial Bank executed March 21, 1995, as amended May 15, 1995 (incorporated by reference to Exhibit 10.1 to Registrant's Form 10-Q for the period ended April 30, 1995), and as amended March 4, 1996 (incorporated by reference to period ended April 30, 1995), and as amended March 4,
          1996 (incorporated by reference to Exhibit 10.1 to Registrant's Form
          10-Q for the period ended April 28, 1996).
  10.10  Agreement between the Company and The Angeloff Company dated February
          15, 1995 (incorporated by reference to Exhibit 10.2 to Registrant's
          Form 10-Q for the period ended April 30, 1995).
  21     List of Subsidiaries

 EXHIBIT
   NO.
 -------
  24.1   Consent of Ernst & Young LLP, Independent Auditors.*
  24.2   Consent of Deloitte & Touche LLP, Independent Auditors.*
  27     Financial Data Schedule *
  99.1   The Datametrics Employee Savings Plan And The Trust Agreement Pursuant
          To The Datametrics Employee Savings Plan (incorporated by reference to Exhibit 28 to Registrant's Registration Statement on Form S-8
          filed on November 12, 1985 SEC File No. 33-01469).
  99.2   The Amended and Restated 1993 Stock Option Plan of Datametrics
          Corporation (incorporated by reference to Exhibit 28.2 to
          Registrant's Form 10-K for the year ended October 31, 1993).
  99.3   The 1986 Stock Option Plan of Datametrics Corporation, as amended
          (incorporated by reference to Exhibit 28.1 to Registrant's
          Registration Statement on Form S-8 filed on June 10, 1987, SEC
          File No. 33-14969 and Exhibit 28.5 to Registrant's Form 10-K for the
          year ended October 29, 1988).
  99.4   The 1982 Stock Option Plan of Datametrics Corporation, as amended
          (incorporated by reference to Exhibit 28.2 to Registrant's
          Registration Statement on Form S-8 filed on June 10, 1987, SEC
          File No. 33-14969).
  99.5   The 1993 Directors' Option Plan of Datametrics Corporation
          (incorporated by reference to Exhibit 28.5 to Registrant's Form 10-K for the year ended October 31, 1993).
  99.6   Datametrics Corporation Supplemental Executive Retirement Plan and
          Master Trust Agreement (incorporated by reference to Exhibit 28.6 to
          Registrant's Form 10-K for the year ended October 30, 1994).
  99.7   The 1995 Stock Option Plan of Datametrics Corporation (incorporated by reference to Exhibit 28.7 to Registrant's Form S-8 filed on May 30,
          1996, S.E.C. File No. 333-04815).
  99.8   The Datametrics Corporation Employee Qualified Stock Purchase plan
          (incorporated by reference to Exhibit 28.8 to Registrant's Form S-8 filed on May 30, 1996, S.E.C. File No. 333-04815).

--------
* Filed herewith.