Form 10-K405/A
period 1997-10-26
DATAMETRICS CORP
filed 1998-02-20
CIK 27082

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                --------------


                                  FORM 10-K/A

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended October 26, 1997

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to ________

                         Commission File Number 0-8567

                            DATAMETRICS CORPORATION
            (Exact name of Registrant as specified in its charter)


          Delaware                                       95-3545701
     (State or other jurisdiction of                   (IRS Employer
     incorporation or organization)                   Identification No.)

                               26604 Agoura Road

                           Calabasas, CA  91302-1954
                   (Address of principal executive offices)

       Registrant's telephone number, including area code (818) 871-0300

          Securities registered pursuant to Section 12(b) of the Act:



     Title of each class          Name of each exchange on which registered
     -------------------          -----------------------------------------
Common Stock, $0.01 par value               American Stock Exchange

      Securities registered pursuant to Section 12(g) of the Act:

                                     None.

     Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant (based on the closing price of such stock as reported by the American Stock Exchange on February 10, 1998) was approximately $18,279,542.


     The number of shares outstanding of the Registrant's Common Stock as of February 10, 1998 was 14,772,830.



================================================================================

     The undersigned Registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended October 26, 1997 as set forth in the pages attached hereto:



     1.   PART III (Including Items 10-13)       Pages 2 - 9
     2.   Signatures                             Page 10

     Part III of the Registrant's Annual Report on Form 10-K for the fiscal year ended October 26, 1997 is amended and restated in its entirety as follows:

                                    PART III



ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The directors and executive officers of the Company are as follows:

NAME                            AGE   POSITION WITH THE COMPANY    DIRECTOR SINCE
-------------------             ---   -------------------------    --------------

Daniel P. Ginns                  47   Chief Executive Officer,     October 1996
                                      Secretary and Chairman of
                                      the Board of Directors

Adrien A. Maught, Jr.            48   President and a Director     October 1996

Kenneth S. Polak                 42   Chief Financial Officer      --
                                      and Assistant Secretary

James D. Sturgeon, Jr.           64   Chief Operating Officer      --

Douglas S. Friedenberg           46   Director                     October 1996

James Haber                      34   Director                     October 1996

Stephen R. Gass                  49   Director                     January 1997

-------------------

     DANIEL P. GINNS has been the Chief Executive Officer, Secretary and Chairman of the Board of Directors of the Company since October 1996. Mr. Ginns also has served as the President of Belmont Capital Inc., a financial and management advisory firm, for more than the past five years. Mr. Ginns is also a Director of StarBase Corporation, a software development company traded on the Nasdaq SmallCap Market.

     ADRIEN A. MAUGHT, JR. has served as President of the Company since January 1997 and as the Chief Operating Officer and Interim Chief Financial Officer of the Company from October 1996 to April 1997. From 1983 to 1996, Mr. Maught served as the Vice President of the Winchester Partnership, a real estate development partnership; and from 1991 to 1996, Mr. Maught served as the President and Chief Executive Officer of Park Plaza, Inc., a parking and transportation services company.

     KENNETH S. POLAK has been employed by the Company for more than five years and has served as its Chief Financial Officer since April 1997 and its Assistant Secretary since November 1996.

     JAMES D. STURGEON, JR. has been employed by the Company for more than five years and has served as its Chief Operating Officer since April 1997.

     DOUGLAS S. FRIEDENBERG has been the President of Firebird Capital Management, an investment advisory firm, since 1993. From July 1991 through March 1993, Mr. Friedenberg was the President of Unicorn Capital Management, a hedge fund manager. For more than five years prior thereto, Mr. Friedenberg managed investor portfolios for Morgan Stanley & Company. Mr. Friedenberg is a director of Stratford Acquisition Corporation (to be renamed Novacrete Technology Inc.), a manufacturer of additives for cement-based products that is traded on the Nasdaq Over-the-Counter Bulletin Board.

     JAMES HABER has been the sole general partner of Infiniti Investment Fund L.P., an investment fund, since May 1991. Mr. Haber also has served as the trading advisor of Tendencia Overseas Fund, Ltd., an investment company, since October 1993.

     STEPHEN R. GASS has been employed by Arthur A. Watson & Co., Inc., a private insurance company, since 1976 where he currently serves as an Executive Vice President. Since December 1997, Mr. Gass also has served as the President of Hickory Hill Capital Management L.L.C., a capital investment company.

     There are no family relationships among any of the Company's directors and executive officers.

            SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten-percent stockholders are required by regulations promulgated by the Securities and Exchange Commission to furnish the Company with copies of all Section 16(a) forms that they file.

     With reference to transactions during the period October 28, 1996 through October 26, 1997, to the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations, no other reports were required. All Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent stockholders were met.

ITEM 11.  EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

     The following table shows, for the fiscal years ended October 29, 1995, October 27, 1996 and October 26, 1997 ("fiscal 1997"), the compensation earned by the current Chief Executive Officer of the Company and the four most highly compensated executive officers of the Company at the end of fiscal 1997 (the foregoing persons are hereinafter referred to as the "Named Executive Officers").

                                                                                   LONG-TERM COMPENSATION
                                                                         -----------------------------------------
                                        ANNUAL COMPENSATION                  AWARDS                   PAYOUTS
                                 ----------------------------------      -----------------------------------------
                                                            OTHER
                                                            ANNUAL       RESTRICTED     SECURITIES     LONG-TERM
                                                            COMPEN-        STOCK        UNDERLYING      INCENTIVE     ALL OTHER
 NAME AND PRINCIPAL                                         SATION        AWARD(S)       OPTIONS/         PLAN        COMPEN-
    POSITION(S)        YEAR     SALARY ($)    BONUS($)      ($)(3)          ($)           SARs(#)       PAYOUTS($)    SATION ($)
--------------------  ------   -----------   ---------     ---------     ----------     ----------    ------------   -----------
Daniel P. Ginns        1997     261,035(1)      24,000     27,000(4)         --            700,000         --             --
  Chief Executive
  Officer, Secretary   1996         17,500          --            --         --             15,000         --             --
  and Chairman of the  1995             --          --            --         --                 --         --             --
  Board of Directors

Adrien A. Maught, Jr.  1997     219,901(2)      21,500       7,500(4)        --            500,000         --             --
  President and a      1996         13,500          --             --        --             15,000         --             --
  Director             1995             --          --             --        --                 --         --             --

Kenneth S. Polak       1997        103,389          --             --        --              1,750         --             --
  Chief Financial      1996         99,224          --             --        --              5,000         --             --
  Officer and
  Assistant Secretary  1995         97,120       1,123             --        --              2,000         --             --

James D. Sturgeon, Jr. 1997        123,882          --             --        --              1,750         --             --
 Chief Operating       1996        118,646          --             --        --             10,000         --             --
 Officer               1995        111,911       1,583             --        --              4,000         --             --

William J. Foti        1997         72,681          --      27,143(5)        --              1,750         --             --
Vice President         1996         89,383          --      67,772           --             10,000         --             --
                       1995         86,244       1,221      50,270           --              4,000         --             --

---------------------------

(1) Includes related party payments of $72,250 for fees paid to Belmont Capital Inc. for consulting services prior to becoming an employee of the Company.

(2) Includes related party payments of $45,750 for fees paid to Belmont Capital Inc. for consulting services prior to becoming an employee of the Company.

(3) Does not include perquisites to each of the Named Executive Officers that did not exceed the lesser of $50,000 or 10% of the total salary and bonus for such officer.

(4)  Directors fees.


(5) Other annual compensation to Mr. Foti represents commissions on sales orders booked. Mr. Foti's employment with the Company ended in June 1997.

                        STOCK OPTION GRANTS IN FISCAL 1997

          The following table sets forth information regarding the grant of stock options during fiscal 1997 to the Named Executive Officers:



                                                                                                         POTENTIAL
                                                                                                     REALIZABLE VALUE
                                                INDIVIDUAL GRANTS(1)                                 AT ASSUMED ANNUAL
                                ---------------------------------------------------------------        RATES OF STOCK
                                                   PERCENT OF                                              PRICE
                                                 TOTAL OPTIONS                                        APPRECIATION FOR
                                  NUMBER OF        GRANTED TO       EXERCISE                           OPTION TERM($)
                                   OPTIONS        EMPLOYEES IN     PRICES PER       EXPIRATION       --------------------
     NAME                          GRANTED        FISCAL 1997       SHARE($)          DATE(2)             5%        10%
---------------------           ------------    ---------------   -----------      ------------      ----------  ---------
Daniel P. Ginns                     700,000(2)       51.50%           $2.00          11/13/2001        $  0(4)   $9,170(4)
Adrien A. Maught, Jr.               500,000(2)       36.78             2.00          11/13/2001           0(4)    6,550(4)
James D. Sturgeon, Jr.                1,750(3)        0.13             1.50          03/31/2002           725     1,603
Kenneth S. Polak                      1,750(3)        0.13             1.50          03/31/2002           725     1,603
William J. Foti                       1,750(3)        0.13             1.50          03/31/2002           725     1,603

-----------------------

(1) No stock appreciation rights were granted to any of the Named Executive Officers or other employees of the Company in fiscal 1997.
(2)  Warrants became exercisable upon their grant on November 13, 1996.
(3)  Exercisable after one year.
(4) Market price of the Common Stock at time of grant was $1.25 per share based on the closing price as reported by the American Stock Exchange on November 13, 1996.


                   AGGREGATED OPTION EXERCISES IN FISCAL 1997
                       AND OCTOBER 26, 1997 OPTION VALUES

     The following table sets forth information with respect to the Named Executive Officers concerning the exercise of options during fiscal 1997 and unexercised options held at the end of fiscal 1997.


                                                                  NUMBER OF SECURITIES               VALUE OF UNEXERCISED IN-THE-
                                                                  UNDERLYING UNEXERCISED                 MONEY OPTIONS AT
                                                               OPTIONS AT OCTOBER 26, 1997 (#)         OCTOBER 26, 1997($)
                            SHARES ACQUIRED        VALUE       -------------------------------       ----------------------------
      NAME                  ON EXERCISE (#)     REALIZED($)     EXERCISABLE/UNEXERCISABLE              EXERCISABLE/UNEXERCISABLE
-------------------      -------------------   ------------   --------------------------------       ----------------------------
Daniel P. Ginns                   0                 0               703,750   11,250                        6,563   19,688
Adrien A. Maught, Jr.             0                 0               503,750   11,250                        6,563   19,688
James D. Sturgeon, Jr.            0                 0                56,250    9,500                       70,000    3,063
Kenneth S. Polak                  0                 0                13,124    7,751                            0    3,063

DIRECTORS COMPENSATION

          In October 1996, the Board of Directors consisted of the following members: Adrien A. Maught, Jr., Douglas S. Friedenberg, James Haber and Daniel
P. Ginns. Stephen R. Gass became a director in January 1997. As Chairman of the Board, Mr. Ginns received an annual retainer fee of $27,000 in fiscal 1997 and will receive an annual retainer fee of $32,000 in fiscal year 1998. All other directors received annual retainer fees of $7,500 in fiscal 1997 and will receive annual retainer fees of $12,500 in fiscal year 1998. In fiscal 1997, each director was issued 10,000 shares of Common Stock in addition to the above retainer fees. In fiscal year 1998, the Company issued to each director 10,000 shares of Common Stock in addition to the above retainer fees for fiscal year 1998.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT ARRANGEMENTS

          In January 1997, the Company entered into employment agreements with Mr. Ginns as Chief Executive Officer of the Company, and Mr. Maught as President of the Company. Each of these agreements currently terminates on December 31, 2002, but automatically renews on July 1 of each year so that the remaining term of each agreement will not be less than four and one-half years. Under these agreements, Mr. Ginns and Mr. Maught are paid an initial annual base salary of $240,000 and $215,000, respectively. For each calendar year commencing with the calendar year beginning January 1, 1998, the base salary under these agreements is adjusted by the greater of 3% or a percentage equal to the percentage change in the Consumer Price Index for the year then ended from the prior calendar year. In addition to the base salary, the Compensation Committee of the Board of Directors may, in its sole discretion, pay a performance-based bonus to Mr. Ginns or Mr. Maught in any year during the term of their respective agreements.

          The Company has the right to terminate Mr. Ginns' or Mr. Maught's employment without cause at any time; provided, however, that Mr. Ginns and Mr. Maught each shall be entitled to payment of his base salary for a period equal to the greater of one year from the date of termination or the remainder of the employment agreement; and the Company shall continue to provide to each such executive (and each member of his immediate family) all benefits provided by the employment agreement. In addition, upon termination in connection with a certain change in control of the Company, Mr. Ginns and Mr. Maught each shall be entitled to a cash payment equal to the lesser of three years' base salary or the maximum amount which would not result in any portion of such payment being subject to the excise tax under Section 4999 of the Internal Revenue Code.

          In connection with these employment agreements, the Company granted Mr. Ginns and Mr. Maught warrants to purchase up to 700,000 and 500,000 shares, respectively, of the Company's Common Stock at a purchase price of $2.00 per share. All of these warrants are immediately exercisable and have a term of five years.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

          During fiscal 1997, Messrs. Haber, Friedenberg and Gass served on the Compensation Committee of the Company's Board of Directors. No member of the Compensation Committee was or is an officer or employee of the Company. Mr. Gass is an Executive Vice President and stockholder of Arthur A. Watson & Co., Inc., a private insurance company. During fiscal 1997, the Company paid $371,225 and $450,000 to Arthur A. Watson & Co., Inc. for liability and medical insurance, respectively. There were no Compensation Committee interlocks or insider participation during fiscal 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                             PRINCIPAL STOCKHOLDERS

     The following table sets forth, as of February 10, 1998, the number and percentage ownership of the Company's Common Stock by each director of the Company, certain executive officers and by all officers and directors of the Company as a group. To the Company's knowledge, except as set forth below, no person or entity owns 5% or more of the Company's Common Stock. Except as otherwise indicated, and subject to applicable community property and similar laws, each of the persons named has sole voting and investment power with respect to the shares of Common Stock shown as beneficially owned.



                                            AMOUNT AND NATURE OF BENEFICIAL                     PERCENTAGE OF
          NAME AND ADDRESS(1)                          OWNERSHIP                              OUTSTANDING SHARES
--------------------------------------    ------------------------------------        --------------------------------
Directors
     James Haber                                     1,327,225(2)                                    9.0%
     Douglas S. Friedenberg                            986,496(3)                                    6.7
     Daniel P. Ginns                                   725,625(4)                                    4.9
     Adrien A. Maught, Jr.                             525,625(5)                                    3.6
     Stephen R. Gass                                    38,750(6)                                      *

     James D. Sturgeon, Jr.                             70,363(7)                                      *
     Kenneth S. Polak                                   20,956(8)                                      *
     William J. Foti                                    27,561                                         *
All Officers and Directors as a group(8)             3,786,761                                      25.6%

---------------------

*    Less than 1%.
(1) The addresses of all persons listed is c/o Datametrics Corporation, 26604 Agoura Road, Calabasas, California 91302-1954.
(2) Included in the amount are 125,625 shares of Common Stock which Mr. Haber has sole voting and investment power. The remaining shares are owned beneficially through various investment funds. Includes 100,000 shares subject to warrants presently exercisable which have an exercise price of $2.00 and expire on February 5, 2002. Includes 5,625 shares subject to non-qualified stock options which have an exercise price of $1.25 and expire on October 8, 2001. Excludes 9,375 shares subject to non-qualified stock options which have an exercise price of $1.25 and expire on October 8, 2001.
(3) Includes 220,004 shares subject to warrants which are presently exercisable. Of such warrants 120,004 warrants have an exercise price of $1.50 and expire on November 25, 2001 and 100,000 warrants have an exercise price of $2.00 and expire on February 5, 2002. Includes 5,625 shares subject to non-qualified stock options which have an exercise price of $1.25 and expire on October 8, 2001. Excludes 9,375 shares subject to non-qualified stock options which have an exercise price of $1.25 and expire on October 8, 2001. Also included in the amount are 158,125 shares of common stock which Mr. Friedenberg has sole voting and investment power. The remaining shares are owned beneficially through various investment funds.
(4) Includes 700,000 shares subject to warrants which are presently exercisable, have an exercise price of $2.00 and expire on November 13, 2001. Includes 5,625 shares subject to non-qualified stock options which have an exercise price of $1.25 and expire on October 8, 2001. Excludes 9,375 shares subject to non-qualified stock options which have an exercise price of $1.25 and expire on October 8, 2001.
(5) Includes 500,000 shares subject to warrants which are presently exercisable. These warrants have an exercise price of $2.00 and expire on November 13, 2001. Includes 5,625 shares subject to non-qualified stock options which have an exercise price of $1.25 and expire on October 8, 2001. Excludes 9,375 shares subject to non-qualified stock options which have an exercise price of $1.25 and expire on October 8, 2001.
(6) Includes 3,750 shares subject to non-qualified stock options which have an exercise price of $1.4375 and expire on January 31, 2002. Excludes 11,250 shares subject to non-qualified stock options which have an exercise price of $1.4375 and expire on January 31, 2002.
(7) Includes 60,375 shares subject to qualified stock options. Of such options 40,000 options have an exercise price of $1.25 and expire on March 7, 1999, 10,000 options have an exercise price of $2.8750 and expire on December 17, 1998, 3,000 options have an exercise price of $2.125 and expire on February 22, 2000, 5,625 options have an exercise price of $2.125 and expire on

     December 14, 2000 and 1,750 options have an exercise price of $1.50 and expire on March 31, 2002. Excludes 5,375 shares subject to qualified stock options. Of such options, 1,000 options have an exercise price of $2.125 and expire on February 22, 2000 and 4,375 options have an exercise price of $2.125 and expire on December 14, 2000.
(8) Includes 18,187 shares subject to qualified stock options. Of such options, 2,500 options have an exercise price of $2.8750 and expire on December 17, 1998, 9,625 options have an exercise price of $2.6875 and expire on April 8, 1998, 1,500 options have an exercise price of $5.75 and expire on February 22, 2000, 2,812 options have an exercise price of $7.8750 and expire on December 14, 2000 and 1,750 options have an exercise price of $1.50 and expire on March 31, 2002. Excludes 2,688 shares subject to qualified stock options. Of such options, 500 options have an exercise price of $5.75 and expire on February 22, 2000 and 2,188 options have an exercise price of $7.875 and expire on December 14, 2000.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


          During fiscal 1997, the Company paid consulting fees in the amount of $118,000 to Belmont Capital Inc., an entity of which Mr. Ginns is the President and the sole stockholder. These payments were made prior to Messrs. Ginns and Maught's employment with the Company which commenced on January 3, 1997.

          In addition, during fiscal 1997, the Company paid $371,225 and $450,000 for liability and medical insurance, respectively, to Arthur A. Watson & Co., Inc., an entity of which Mr. Gass is an Executive Vice President and stockholder. The Company paid no more than it would have paid to another insurance company.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    DATAMETRICS CORPORATION



Date:  February 20, 1998          By: /s/ Daniel P. Ginns
                                     ________________________________________
                                     Daniel P. Ginns, Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



          SIGNATURE                         TITLE                                                               DATE
          ---------                         -----                                                               ----

   /s/ Daniel P. Ginns          Chief Executive Officer, Secretary and Chairman of                        February 20, 1998
-----------------------------   the Board of Directors
      Daniel P. Ginns

  /s/ Adrien A. Maught, Jr.     President, Chief Operating Officer and Director                           February 20, 1998
-----------------------------
     Adrien A. Maught, Jr.


   /s/ Kenneth S. Polak         Chief Financial Officer and Assistant Secretary                           February 20, 1998
-----------------------------   (Principal Financial and Accounting Officer)
      Kenneth S. Polak


  /s/ Douglas S. Friedenberg    Director                                                                  February 20, 1998
-----------------------------
   Douglas S. Friedenberg


      /s/ James Haber           Director                                                                  February 20, 1998
-----------------------------
        James Haber



   /s/ Stephen R. Gass          Director                                                                  February 20, 1998
-----------------------------
     Stephen R. Gass