Form 10-Q
period 1998-01-25
DATAMETRICS CORP
filed 1998-03-11
CIK 27082

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 25, 1998
                                           ----------------

                                      or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ________ to _________

Commission File Number  0-8567
                        ------

                            Datametrics Corporation
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

        Delaware                                     95-3545701
--------------------------------------------------------------------------------
(State or other jurisdiction                      (I.R.S. Employer
incorporation or organization)                  Identification Number)

    26604 Agoura Road
    Calabasas, California                                91302
--------------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

                                 (818)871-0300
--------------------------------------------------------------------------------
               (Registrant's telephone number, including area code)



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

     Common Stock. $.01 Par Value-14,772,830 shares as of February 27, 1998

                            DATAMETRICS CORPORATION
                              Index to Form 10-Q

                                                                      Page No.
--------------------------------------------------------------------------------

Part I - Financial Information
     Item 1.     Financial Statements:

                      Consolidated Condensed Balance
                      Sheets as of January 25, 1998 and
                      October 26, 1997                                3

                      Consolidated Condensed Statements
                      of Operations for the Three Months
                      January 25, 1998 and
                      January 26, 1997                                4

                      Consolidated Condensed Statements
                      of Cash Flows for the Three Months
                      Ended January 25, 1998 and
                      January 26, 1997                                5

                      Notes to Consolidated Condensed
                      Financial Statements                            6

     Item 2.     Management's Discussion and Analysis
                 of Financial Condition and Results
                 of Operations                                        9

Part II - Other Information
     Item 4.     Submission of matters to a vote
                 of security holders.                                 12

     Item 6.     Exhibits and Reports on Form 8-K                     12

     Signatures                                                       13


                            DATAMETRICS CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                (Unaudited)
                                                          January 25,  October 26,
                                                             1998         1997
                                                          -----------  -----------
                                                          (In thousands, except for
                                                                 share data)
                          ASSETS
                          ------
Current Assets:
  Cash and cash equivalents                               $     1,035  $       200
  Accounts receivable, net                                      1,498        2,875
  Inventories                                                   6,788        5,996
  Prepaid expenses and other current assets                       171          173
                                                          -----------  -----------
     Total current assets                                       9,492        9,244
Property and Equipment, at Cost:
  Machinery and equipment                                       3,717        3,717
  Furniture, fixtures & computer equipment                      2,133        2,132
  Building                                                        895          -
  Leasehold improvements                                           26          -
                                                          -----------  -----------
                                                                6,771        5,849
  Accumulated depreciation and amortization                    (4,770)      (4,618)
                                                          -----------  -----------
     Net property and equipment                                 2,001        1,231
Other Assets                                                    1,055        1,071
                                                          -----------  -----------
                                                          $    12,548  $    11,546
                                                          ===========  ===========
        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------
Current Liabilities:
  Revolving line of credit                                $     1,219  $       992
  Current maturities of capitalized lease obligations             -              6
  Current maturities of long-term debt                          1,905        1,974
  Accounts payable                                              1,139        1,643
  Accrued commissions and payroll                                 514          639
  Accrued warranty                                                100          100
  Other accrued expenses                                          975        1,018
  Other current liabilites                                        -            500
  Advance payments and progress payments on contracts              70          133
                                                          -----------  -----------
     Total current liabilities                                  5,922        7,005
Long-Term Debt, less current maturities                           883          -
Loan Payable                                                      696          696
Other Long-Term Liabilities                                       335          323
Commitments and Contingencies
Stockholders' Equity
  Preferred Stock, $.01 par value; 5,000,000
    shares authorized                                             -            -
  Common stock, $.01 par value; 40,000,000 authorized;
    14,722,829 and 13,283,168 shares issued and
    outstanding in 1998 and 1997, respectively                    147          133
  Additional paid-in capital                                   36,665       34,177
  Accumulated deficit                                         (32,100)     (30,788)
                                                          -----------  -----------
     Total stockholders' equity                                 4,712        3,522
                                                          -----------  -----------
                                                          $    12,548  $    11,546
                                                          ===========  ===========
                                See accompanying notes.


                            DATAMETRICS CORPORATION

                CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS

                                                                     (Unaudited)
                                                              For the three months ended
                                                              --------------------------
                                                              January 25,    January 26,
                                                                 1998           1997
                                                              -----------    -----------
                                                              (In thousands, except for
                                                                   per share data)
Sales                                                         $     1,525    $     3,957
   Cost of sales                                                    1,588          2,707
   Research & development                                             136            181
   Selling, general & administration                                1,026            926
                                                              -----------    -----------
Loss from operations                                               (1,225)           143
Interest income (expense), net                                        (87)          (107)
                                                              -----------    -----------
Income (loss) before provision for income taxes                    (1,312)            36
Provision for income taxes                                            -                2
                                                              -----------    -----------
Net income (loss)                                             $    (1,312)   $        34
                                                              ===========    ===========

Earnings (loss) per share of common stock:
   Primary and fully diluted net loss                         $     (0.09)   $       -
                                                              ===========    ===========

Weighted Average Number of Shares Outstanding
   Primary and fully diluted                                       15,031         12,291
                                                              ===========    ===========

                                        See accompanying notes.


                            DATAMETRICS CORPORATION

                CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

                                                                   (Unaudited)
                                                             For the three months ended
                                                             -----------    -----------
                                                             January 25,    January 26,
                                                                 1998           1997
                                                             -----------    -----------
                                                                   (In thousands)
Cash Flows from Operating Activities
   Net income (loss)                                         $   (1,312)    $        34
   Adjustments to reconcile net loss to net cash used in
      operating activities:
      Depreciation and amortization                                  152            188
      Bad debt expense                                                25            -
   Changes in assets and liabilities
      Accounts receivable                                          1,352          2,917
      Inventories                                                   (792)           116
      Prepaid expenses and other current assets                        2            (26)
      Other assets                                                    16            (12)
      Accounts payable                                              (504)        (1,638)
      Accrued commissions and payroll                               (125)          (469)
      Accrued warranty                                               -              (50)
      Other accrued expenses                                         (43)          (493)
      Advance and progress payments from customers                   (63)          (291)
      Other long-term liabilites                                      12            -
                                                             -----------    -----------
Net cash used in operating activities                             (1,280)           276
Cash Flows from Investing Activities
   Capital expenditures for property and equipment                  (922)            (9)
                                                             -----------    -----------
Net cash used in investing activities                               (922)            (9)
Cash Flows from Financing Activities
   Borrowings on revolving line of credit                          3,358          2,141
   Payments on revolving line of credit                           (3,131)        (4,141)
   Redemption of Series B Preferred Stock                            -              (87)
   Payments on capitalized lease obligations                          (6)           (17)
   Borrowings on long-term debt                                      899          1,792
   Payments on long-term debt                                        (85)          (103)
   Proceeds from the issuance of common stock and warrants         2,002            210
                                                             -----------    -----------
Net cash provided by financing activities                          3,037           (205)
                                                             -----------    -----------
Net increase (decrease) in cash and cash equivalents                 835             62
Cash and cash equivalents at beginning of the year                   200            386
                                                             -----------    -----------
Cash and cash equivalents at end of the year                 $     1,035    $       448
                                                             ===========    ===========
Supplemental disclosure of cash flow information:
   Interest, net                                             $       132    $        89
   Income taxes (refund)                                             -              -

                                           See accompanying notes.


                            DATAMETRICS CORPORATION

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                               JANUARY 25, 1998
                                  (UNAUDITED)

1. The financial statements include the accounts of Datametrics Corporation (the "Company").

The consolidated condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission for the requirements of the Quarterly Report on Form 10-Q. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the statements and notes thereto included in the Company's latest Annual Report on Form 10-K for the fiscal year ended October 26, 1997 as filed with the Securities and Exchange Commission.

The information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to present a fair statement of the results of operations for the interim periods. Much of the Company's business is longer term and involves varying development, production, and delivery schedules. Accordingly, results of a particular quarter or quarter-to-quarter comparisons of recorded sales and profits may not be indicative of future operating results, including results for the fiscal year ending October 25, 1998.

From our latest Annual Report on Form 10-K, the following notes have been omitted in this Quarterly Report on Form 10-Q: note (1) pertains to summary of significant accounting policies with respect to the business, basis or presentation and consolidation; revenue recognition, concentrations of credit risk and major customers; cash and cash equivalents, inventories, property and equipment, intangible assets, use of estimates, net loss per share, fair value of financial instruments, and impairment of long-lived assets; note (2) pertains to a change in control of the Company; note (3) pertains to non-recurring charges; note (4) pertains to accounts receivable; note (5) pertains to inventories; note (6) pertains to other assets; note (7) pertains to income taxes; note (8) pertains to revolving line of credit; note (9) pertains to long-term debt; note (10) pertains to loan payable; note (11) pertains to leases; and note (12) pertains preferred stock; note (13) pertains to stock option plans; note (14) pertains to commitments and contingencies; note (15) pertains to employee benefit plans; note (16) pertains to stockholders' equity; note (17) pertains to related party transactions; note (18) pertains to subsequent events; and note (19) pertains to quarterly financial data.

2. INVENTORIES Stockroom inventories are stated at the lower of cost (first-in, first-out) or market. The Company evaluates at least annually its stockroom inventories for potential obsolescence or excessive levels based upon backlog and forecasted usage. Contract inventory costs include purchased materials, direct labor and manufacturing overhead. General and administrative costs are expensed in the period incurred. Inventories as of January 25, 1998 consist of the following:

                Stockroom inventories          $10,416,000
                Contracts in process             1,118,000
                                               -----------
                                                11,534,000
                Less reserve for obsolescence    4,746,000
                                               -----------
                                               $ 6,788,000
                                               ===========

3. CONTINGENCIES The Company is, from time to time, the subject of litigation, claims and assessments arising out of matters occurring during the normal operation of the Company's business. In the opinion of management, the liability, if any, under such current litigation, claims and assessments would not materially affect the financial position or the results of the operations of the Company except as disclosed herein.

Four former officers of the Company (the "Former Officers"), whose employment relationships with the Company terminated in part as a result of the Company's restructuring in October 1996, are seeking severance benefits from the Company. On January 13, 1997, three of the Former Officers sued the Company in the Superior Court of the State of California for Los Angeles County, in order to enforce payment of severance benefits under certain agreements, each dated as of October 7, 1996, between each Former Officer and the Company (collectively, the "Severance Agreements"). The fourth Former Officer sued the Company in response to the Company's cross-complaint described below. The Former Officers seek damages from the Company based upon the Severance Agreements and an alleged implied promise not to terminate the employment of the Former Officers with the Company without good cause.

The Former Officers have demanded that the Company pay to each of them (i) an amount equal to one year of their respective annual salaries in effect as of the date of termination, payable in a lump sum, (ii) twelve monthly installments payable to the Former Officers, the total of which would also equal their respective annual salaries, and (iii) attorney's fees. Total payments under the Severance Agreements excluding attorney's fees would aggregate approximately $1,200,000 if due in full to the Former Officers. The complaint did not state, however, any specific amount of damages sought by the plaintiffs.

On February 12, 1997, the Company filed a cross-complaint against the Former Officers alleging breach of fiduciary duty, constructive fraud, civil conspiracy and declaratory relief. At present, it is too early to evaluate fully the Company's exposure, if any, under this action. Management believes, however, that it has legitimate defenses and intends to defend vigorously this action.

In a separate matter regarding benefits under the Company's Supplemental Executive Retirement Plan (the "SERP"), the Company entered into a settlement agreement (the "Agreement") on February 10, 1998 with the Former Officers in the total amount of $643,681. The settlement will be made in cash held in a Trust Account since 1995 totaling $259,681 to be paid in accordance with the percentages set forth in the Agreement and in common stock totaling 192,000 shares (the "Settlement Shares"). The Settlement Shares are to be sold over a period of 12 months commencing on or about May 1, 1998. The Company intends to register the Settlement Shares by May 1, 1998; however, it cannot guarantee when or if the Securities and Exchange Commission will register the Settlement Shares. As such, the Former Officers lodged a stipulated judgment in the amount of $384,000. The judgment is in addition to the cash settlement. The Former Officers have agreed to refrain from executing on the judgment until May 1, 1998.

Upon registration of the Settlement Shares, the Former Officers are entitled to sell 16,000 Settlement Shares per month over a twelve month period. The proceeds from the sale shall be distributed in accordance with the percentages set forth in the Agreement. Full completion of these sales shall constitute a satisfaction of the judgment and shall preclude the Former Officers from executing on the judgment.

In the event that the Settlement Shares are not registered by May 1, 1998, the Company is required to pay $32,000 each month that the Settlement Shares are not registered beginning on May 1, 1998, but not past the twelfth month. For each month the Company is required to pay $32,000, 16,000 Settlement Shares will be returned to the Company.

The SERP shall be deemed terminated on the later of the date when the cash settlement is distributed or the date when the Settlement Shares are delivered.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

                        RESULTS OF OPERATIONS

Three Month Period Ended January 25, 1998 Compared
--------------------------------------------------
To The Three Month Period Ended January 26, 1997
------------------------------------------------

Sales for the three-month period ended January 25, 1998 were $1,525,000, a decrease of $2,432,000 or 61%, compared with sales of $3,957,000 in the same period in the prior fiscal year. Sales of defense and defense related products decreased $2,432,000. The decrease in sales for the first quarter ended
January 25, 1998 is attributable to lower production levels during the Company's preparation to close its Woodland Hills, California facility on January 31, 1998. During this transition period the Company experienced material shortages and labor inefficiencies that resulted in lower production levels and shipments.

Cost of sales for the first quarter of fiscal 1998 was $1,588,000 (104% of sales), a decrease of $1,119,000 or 41%, compared with $2,707,000 (68% of sales) for the same period in the prior fiscal year. Although cost of sales is down from the same period in the prior fiscal year, it has increased as a percentage of sales. Material shortages resulted in inefficient use of direct labor as well as the additional cost of overtime. The lower production and shipment levels were not accompanied by a corresponding reduction of fixed costs as the Company brought existing customer jobs to as high a level of completion as possible prior to the closure of the Woodland Hills, CA facility.

Research and development expenses were $136,000 for the three-month period ended January 25, 1998, a decrease of $45,000 or 25%, compared with $181,000 for the same period in the prior year.

Selling, general and administrative ("SG&A") expenses for the three-month period ended January 25, 1998 were $1,026,000 (67% of sales) an increase of $100,000, or 11%, compared with $926,000 (23% of sales) for the same period in the prior fiscal year. The increase is due to increased professional fees partially offset by decreased selling expenses.

Net interest expense amounted to $87,000 for the three month period ended January 25, 1998 compared with net interest expense of $107,000 for the same period in the prior year. This decrease is due to lower bank borrowings.

The net loss for the three-month period ended January 25, 1998 amounted to $1,312,000 a decrease of $1,346,000, compared with net income of $34,000 for the same period in the prior year.

Management has determined that, based on the Company's historical losses from recurring operations, the Company will not recognize its net deferred tax assets at January 25, 1998. Ultimate recognition of these tax assets is dependent, to some extent, on future revenue levels and margins. It is the intention of management to assess the appropriate level for the valuation allowance each quarter.

The contract process in which products are offered for sale is generally set before costs are incurred, and prices are based on estimates of the costs, which include the anticipated impact of inflation.

The Company's backlog of funded orders not yet recognized as revenue at January 25, 1998 was approximately $3,142,000. Approximately all of the January 25, 1998 backlog is expected to be delivered during the fiscal year ending October 25, 1998.

Approximately 75% of the Company's backlog consists of orders which are subject to termination at the convenience of the customer at any time. In the event of such a termination, the Company is entitled to receive reimbursement for its costs and, as long as the contract would have been profitable, negotiated profit.


                        LIQUIDITY AND CAPITAL RESOURCES

The Company has a revolving line of credit agreement (the "Credit Agreement") with a bank, collateralized by substantially all the Company's assets, which allows the Company to borrow up to $3,000,000 at the bank's reference rate plus 2% (8.5% reference rate at January 25, 1998). The advance rate is eighty percent (80%) of eligible accounts receivable, plus eighty percent (80%) of eligible progress billings receivable, to a maximum progress billing receivables sublimit, which could not exceed the lesser of ten percent (10%) of eligible receivables or $500,000, plus 15% of qualified inventory up to a maximum sublimit of $300,000. There was $1,219,000 outstanding at January 25, 1998.

The Credit Agreement requires the Company to maintain profitable quarterly results, to maintain certain financial ratios and restricts or limits the Company's ability to: (i) create certain liens; (ii) convey, transfer or sell assets outside of the ordinary course of business; (iii) make capital expenditures; (iv) incur additional indebtedness; (v) redeem or repurchase any class of its stock; and (vi) pay dividends on its preferred or common stock. The Company is not in compliance with certain of its covenants at January 25, 1998, including profitability.

On March 3, 1998, the Company entered into a Forbearance Agreement with the bank whereby the bank agreed to extend the maturity date and forbear from taking any action on the revolving line of credit until April 3, 1998 on certain terms and conditions, including the following: (1) interest to March 3, 1998 of approximately $12,000 is paid no later than March 10, 1998 and (2) the bank will grant an overadvance not to exceed $500,000 contingent on the Company raising additional equity on a pari passu basis. On March 5, 1998, the Company paid $12,192 of interest to the bank.

During November 1996, the Company issued $1,850,000 of Senior Subordinated Secured Debentures with a maturity date of May 25, 1998 and an annual interest rate of 10% (effective interest is 10.8% based upon original issue discount). The proceeds from the sale of the Senior Subordinated Secured Debentures were used to reduce the line of credit and fund working capital requirements. The Senior Subordinated Secured Debenture holders received warrants to purchase a total of 616,679 shares of common stock at a price of $1.50 for each share in connection with the financing. The warrants are subject to call by the Company if the closing market price of the Company's common stock is $3.00 or greater for twenty consecutive days. The warrants expire November 25, 2001.

On October 27, 1997 the Company effected a private placement of 1,394,094 shares at $1.75 per share for proceeds of approximately $2,440,000.

The Company has received a commitment, subject to normal terms and conditions, from the members of the Company's Board of Directors, to arrange to raise up to $2,500,000 of additional capital for the Company as needed during the 1998 fiscal year through a private placement of equity securities, debt securities or a combination thereof. Although management believes that it can arrange up to $2,500,000 of new capital, outside factors may impact the amount of capital actually raised which may result in an adverse impact on the Company's financial condition.

The Company's working capital and current ratios at January 25, 1998 and at the end of fiscal years 1997, 1996 and 1995 were $3,570,000, $2,239,000, $3,187,000 and $19,252,000 and 1.6, 1.3, 1.3 and 5.4, respectively. The deterioration in financial position in fiscal 1996 is the result of the Company's losses during fiscal 1996.

Management believes that the Company must make approximately $700,000 of capital expenditures (including capitalized leases) during fiscal 1998. The Company's other principal commitments for fiscal year 1998 are lease obligations for the Company's facilities, equipment lease, loan payments and subordinated debt, and interest due on bank borrowings and subordinated debt.

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


PART II.  OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


        (a)    LIST OF EXHIBITS:

               Exhibit 27 - Financial Data Schedule.


        (b)    REPORTS ON FORM 8-K.


               On November 3, 1997, the Company changed its certifying accountants from Ernst & Young LLP to Deloitte & Touche LLP as reported in its Current Report on Form 8-K filed with the Securities Exchange Commission on November 7, 1997.

                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by its duly authorized representatives.


                                         DATAMETRICS CORPORATION
                                         -----------------------
                                         (Registrant)




Dated:   3/11/98                                    /s/ DANIEL P. GINNS
       --------------------------                   -----------------------
                                                    Daniel P. Ginns
                                                    Chief Executive Officer





Dated:   3/11/98                                    /s/ KENNETH S. POLAK
       --------------------------                   -----------------------
                                                    Kenneth S. Polak
                                                    Chief Financial Officer