Form 10-Q
period 1998-04-26
DATAMETRICS CORP
filed 1998-06-08
CIK 27082

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 26, 1998
                                           --------------

                                       or

{ } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________TO_________

COMMISSION FILE NUMBER  0-8567
                       -------

                            DATAMETRICS CORPORATION
--------------------------------------------------------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                     95-3545701
--------------------------------------------------------------------------------
      (State or other jurisdiction                      (I.R.S. Employer
    INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NUMBER)

        25B HANOVER ROAD
      Florham Park, New Jersey                             07932
--------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

                                (973) 377-3900
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)



INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
Yes   X    NO
   -------   ------




INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICAL DATE.

COMMON STOCK. $.01 PAR VALUE--15,578,830 SHARES AS OF MAY 29, 1998

                            DATAMETRICS CORPORATION
                               INDEX TO FORM 10-Q

________________________________________________________PAGE NO.________________

PART I - FINANCIAL INFORMATION
     ITEM 1.     FINANCIAL STATEMENTS:
                               CONSOLIDATED BALANCE SHEETS
                               AS OF APRIL 26, 1998
                               AND OCTOBER 26, 1997                   3


                               CONSOLIDATED STATEMENTS OF
                               OPERATIONS FOR THE SIX
                               MONTHS ENDED APRIL 26, 1998 AND
                               APRIL 27, 1997                         4

                               CONSOLIDATED STATEMENTS
                               OF CASH FLOWS FOR THE SIX MONTHS
                               ENDED APRIL 26, 1998 AND
                               APRIL 27, 1997                         5
                               NOTES TO CONSOLIDATED
                               FINANCIAL STATEMENTS                   6

     ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS
                 OF OPERATIONS                                        10

PART II - OTHER INFORMATION
     ITEM 4.     SUBMISSION OF MATTERS TO A VOTE
                 OF SECURITY HOLDERS.                                 15

     ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                     15

     SIGNATURES                                                       16

                            DATAMETRICS CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                                      (Unaudited)
                                                                        April 26,                  October 26,
                                                                          1998                        1997
                                                                     --------------              --------------
                                                                               (In thousands, except for
                                                                                       share data)
                           ASSETS
                           ------
Current Assets:
        Cash and cash equivalents                                    $          273              $          200
        Accounts receivable, net                                              1,614                       2,875
        Inventories                                                           7,140                       5,996
        Prepaid expenses and other current assets                                90                         173
                                                                     --------------              --------------
              Total current assets                                            9,117                       9,244
Property and Equipment, at Cost:
        Machinery and equipment                                               3,728                       3,717
        Furniture, fixtures & computer equipment                              2,120                       2,132
        Building                                                              1,299                           -
        Leasehold improvements                                                   55                           -
                                                                     --------------              --------------
                                                                              7,202                       5,849
        Accumulated depreciation and amortization                            (4,916)                     (4,618)
                                                                     --------------              --------------
              Net property and equipment                                      2,286                       1,231
Other Assets                                                                    773                       1,071
                                                                     --------------              --------------
                                                                     $       12,176              $       11,546
                                                                     ==============              ==============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current Liabilities:
        Revolving line of credit                                     $        1,740              $          992
        Current maturities of long-term debt                                  1,857                       1,980
        Accounts payable                                                      1,050                       1,643
        Accrued commissions and payroll                                         154                         639
        Accrued warranty                                                        100                         100
        Other accrued expenses                                                  325                       1,018
        Other current liabilites                                                  -                         500
        Advance payments and progress payments on contracts                       -                         133
                                                                     --------------              --------------
              Total current liabilities                                       5,226                       7,005
Long-Term Debt, less current maturities:
        Loan Payable                                                          1,579                         696
        Other Long-Term Liabilities                                              47                         323

Commitments and Contingencies

Stockholders' Equity
        Preferred Stock, $.01 par value; 5,000,000
              shares authorized                                                   -                           -
        Common stock, $.01 par value; 40,000,000 authorized;
              15,319,830 and 13,283,168 shares issued and
              outstanding in 1998 and 1997, respectively                        153                         133
        Additional paid-in capital                                           37,629                      34,177
        Accumulated deficit                                                 (32,458)                    (30,788)
                                                                     --------------              --------------
              Total stockholders' equity                                      5,324                       3,522
                                                                     --------------              --------------
                                                                     $       12,176              $       11,546
                                                                     ==============              ==============

                            See accompanying notes.

                            DATAMETRICS CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           (Unaudited)                             (Unaudited)
                                                        Three months ended                      Six months ended
                                                     ----------------------------            -------------------------
                                                     April 26,          April 27,            April 26,       April 27,
                                                       1998                1997                1998            1997
                                                     ------------  --------------            -----------  ------------
                                                                    (In thousands, except for per share data)
Sales                                                $   2,004     $   6,226                 $   3,529    $   10,183

       Cost of sales                                     1,036         4,650                     2,624         7,357
       Research & development                              212            21                       348           202
       Selling, general & administrative                   966         1,351                     1,992         2,277
                                                     ------------  --------------            -----------  ------------

Income (loss) from operations                             (210)          204                    (1,435)          347
Interest expense, net                                      145           118                       232           225
                                                     ------------  --------------            -----------  ------------

Income (loss) before provision
       for income taxes                                   (355)           86                    (1,667)          122
Provision for income taxes                                   3             7                         3             9
                                                     ------------  --------------            -----------  ------------

Net income (loss)                                    $    (358)    $      79                 $  (1,670)   $      113
                                                     ============  ==============            ===========  ============

Earnings (loss) per share of common stock:
       Primary and fully diluted                     $   (0.02)    $    0.01                 $   (0.11)   $     0.01
                                                     ============  ==============            ===========  ============

Weighted average number of shares outstanding:
       Primary and fully diluted                        15,035        13,223                    14,869        12,712
                                                     ============  ==============            ===========  ============

                            See accompanying notes.

                            DATAMETRICS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                    (Unaudited)
                                                                                                  Six months ended
                                                                                       -----------------------------------------
                                                                                          April 26,                 April 27,
                                                                                             1998                      1997
                                                                                       -----------------        ----------------
                                                                                                   (In thousands)
Cash Flows from Operating Activities
        Net income (loss)                                                                $ (1,670)                    $   113
        Adjustments to reconcile net income (loss) to net cash
              provided by (used in) operating activities:
              Depreciation and amortization                                                   302                         341
              Bad debt expense                                                                 25                           -
        Changes in assets and liabilities
              Accounts receivable                                                           1,236                       1,986
              Inventories                                                                  (1,144)                        957
              Prepaid expenses and other current assets                                        83                         (45)
              Other assets                                                                    298                           -
              Accounts payable                                                               (593)                     (1,427)
              Accrued commissions and payroll                                                (485)                       (585)
              Accrued warranty                                                                  -                         (50)
              Other accrued expenses                                                       (1,193)                        (43)
              Advance and progress payments from customers                                   (133)                       (787)
              Other long-term liabilites                                                     (276)                       (441)
                                                                                       -----------------        ----------------
Net cash (used in) provided by operating activities                                        (3,550)                         19
Cash Flows from Investing Activities
        Capital expenditures for property and equipment                                     1,357                         151
                                                                                       -----------------        ----------------
Net cash used in investing activities                                                       1,357                         151
Cash Flows from Financing Activities
        Borrowings on revolving line of credit                                              5,756                       4,826
        Payments on revolving line of credit                                               (5,008)                     (7,376)
        Redemption of Series B Preferred Stock                                                  -                         (87)
        Payments on capitalized lease obligations                                              (6)                        (35)
        Borrowings on long-term debt                                                          899                       1,830
        Payments on long-term debt                                                           (133)                       (215)
        Proceeds from issuance of common stock and warrants                                 3,472                       1,543
                                                                                       -----------------        ----------------
Net cash provided by financing activities                                                   4,980                         486
                                                                                       -----------------        ----------------
Net increase in cash and cash equivalents                                                      73                         354
Cash and cash equivalents at beginning of year                                                200                         386
                                                                                       -----------------        ----------------
Cash and cash equivalents at end of period                                               $    273                     $   740
                                                                                       =================        ================
Supplemental disclosure of cash flow information
        Interest, net                                                                    $    214                     $   157
        Income taxes                                                                     $      3                     $     4

                            See accompanying notes.

                            DATAMETRICS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 APRIL 26, 1998
                                  (Unaudited)

1. The consolidated financial statements include the accounts of Datametrics Corporation and its wholly-owned subsidiaries (collectively, the "Company").

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission for the requirements of the Quarterly Report on Form 10-
Q. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the statements and notes thereto included in the Company's latest Annual Report on Form 10-K for the fiscal year ended October 26, 1997 as filed with the Securities and Exchange Commission.

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

From our latest Annual Report on Form 10-K, the following notes have been omitted in this Quarterly Report on Form 10-Q: note (1) pertains to summary of significant accounting policies with respect to the business; basis of presentation and consolidation; revenue recognition, concentrations of credit risk and major customers; cash and cash equivalents; inventories; property and equipment; intangible assets; use of estimates; net loss per share; fair value of financial instruments; and impairment of long-lived assets; note (2) pertains to a change in control of the Company; note (3) pertains to non-recurring charges; note (4) pertains to accounts receivable; note (5) pertains to inventories; note (6) pertains to other assets; note (7) pertains to income taxes; note (8) pertains to revolving line of credit; note (9)
pertains to long-term debt; note (10) pertains to loan payable; note (11) pertains to leases; and note (12) pertains preferred stock; note (13) pertains to stock option plans; note (14) pertains to commitments and contingencies; note
(15) pertains to employee benefit plans; note (16) pertains to stockholders' equity; note (17) pertains to related party transactions; note (18) pertains to subsequent events; and note (19) pertains to quarterly financial data.

2. INVENTORIES Stockroom inventories are stated at the lower of cost (first-in, first-out) or market. The Company evaluates at least annually its stockroom inventories for potential obsolescence or excessive levels based upon backlog and forecasted usage. Contract inventory costs include purchased materials, direct labor and manufacturing overhead. General and administrative costs are expensed in the period incurred. Inventories as of April 26, 1998 consist of the following:

        Stockroom inventories           $  10,811,000
        Contracts in process                  725,000
                                        -------------
                                           11,536,000
        Less reserve for obsolescence       4,396,000
                                        -------------
                                        $   7,140,000
                                        =============

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

In a separate matter regarding benefits under the Company's Supplemental Executive Retirement Plan (the "SERP"), the Company entered into a settlement agreement (the "Agreement") on February 10, 1998 with the Former Officers in the total amount of $643,681. The settlement will be made in cash held in a Trust Account since 1995 totaling $259,681 to be paid in accordance with the percentages set forth in the Agreement and in common stock totaling 192,000 shares (the "Settlement Shares"). The Settlement Shares are to be sold over a period of 12 months commencing on or about May 1, 1998. The Company intends to file a registration statement with respect to the Settlement Shares by July 1, 1998; however, it cannot guarantee when or if the Securities and Exchange Commission will register the Settlement Shares. As such, the Former Officers lodged a stipulated judgment in the amount of $384,000. This judgment is in addition to the cash settlement.

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

The Company is required to pay $32,000 each month that the Settlement Shares are not registered beginning on May 1, 1998, but not past the twelfth month. For each month the Company is required to pay $32,000, 16,000 Settlement Shares will be returned to the Company. As of May 1, 1998, the Settlement Shares had not been registered. As a result, the Company paid $32,000 to the escrow agent for the Former Officers, and 16,000 Settlement Shares were returned to the Company.

The SERP shall be deemed terminated on the later of the date when the cash settlement is distributed or the date when the Settlement Shares are delivered.

4. SUBSEQUENT EVENT On June 3, 1998, the Company announced a global alliance agreement with the Traffic Control Materials Division of 3M Company. This long-term alliance encompasses all markets worldwide served by 3M in the transportation safety industry. The agreement provides for the Company to manufacture, service and support its CONDORTM and HARRIERTM industrial print engines for 3M. Initially, the CONDORTM and HARRIERTM industrial print engines will become part of 3M's digital imaging system that 3M customers use to produce license plates. 3M Company is the world's leading supplier of reflective materials for the transportation safety industry. The global alliance agreement covers applications in the vehicle license plate market and other potential traffic safety applications. The Company believes that this agreement will result in significant revenues to the Company over the next several years.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS

                 Six Month Period Ended April 26, 1998 Compared
                 ----------------------------------------------
                    To Six Month Period Ended April 27, 1997
                    ----------------------------------------

Sales for the six month period ended April 26, 1998 were $3,529,000, a decrease of $6,654,000 or 65%, compared with sales of $10,183,000 in the same period in the prior fiscal year. Sales of defense and defense related products decreased $6,542,000. The decrease in sales for the six months ended April 26, 1998 is attributable to lower production levels during the Company's preparation to close its Woodland Hills, California facility on January 31, 1998 and start up of its new Orlando, Florida facility. During this transition period, the Company experienced material shortages and labor inefficiencies that resulted in lower production levels and shipments.

Cost of sales for the first six months of fiscal 1998 was $2,624,000 (74% of sales), a decrease of $4,733,000 or 64%, compared with $7,357,000 (72% of sales) for the same period in the prior fiscal year. Although cost of sales is down from the same period in the prior fiscal year, it has increased as a percentage of sales. Material shortages resulted in inefficient use of direct labor as well as the additional cost of overtime. The lower production and shipment levels were not accompanied by a corresponding reduction of fixed costs as the Company brought existing customer jobs to as high a level of completion as possible prior to the closure of the Woodland Hills, CA facility.

Research and development expenses were $348,000 for the six-month period ended April 26, 1998, an increase of $146,000 or 72%, compared with $202,000 for the same period in the prior year. Almost all of the expenditures were for the Company's industrial color printer.

Selling, general and administrative ("SG&A") expenses for the six month period ended April 26, 1998 were $1,992,000 (56% of sales) a decrease of $285,000, or 13%, compared with $2,277,000 (22% of sales) for the same period in the prior fiscal year. The decrease is due to decreased professional fees and decreased selling expenses.

Net interest expense amounted to $232,000 for the six month period ended April 26, 1998 compared with net interest expense of $225,000 for the same period in the prior year. This increase is due to the

Subordinated debt being outstanding for the full six months of fiscal 1998 versus five months in 1997.

Income tax expense amounted to $3,000 for the six month period ended April 26,1998 compared with $9,000 for the same period in the prior year.

The net loss for the six-month period ended April 26, 1998 amounted to $1,670,000 a decrease of $1,783,000, compared with net income of $113,000 for the same period in the prior year.


                Three Month Period Ended April 26, 1998 Compared
                ------------------------------------------------
                   To Three Month Period Ended April 27, 1997
                   ------------------------------------------

Sales for the three-month period ended April 26, 1998 were $2,004,000, a decrease of $4,222,000 or 68%, compared with sales of $6,226,000 in the same period in the prior fiscal year. Sales of defense and defense related products decreased $4,168,000 and other sales decreased $54,000 compared with the same period in the prior year. The decrease in sales for the second quarter ended April 26, 1998 is attributable to lower production levels during the Company's opening of its Florida facility.

Cost of sales for the second quarter of fiscal 1998 was $1,036,000 (52% of sales), a decrease of $3,614,000 or 78%, compared with $4,650,000 (75% of sales) for the same period in the prior fiscal year. Cost of sales as a percentage of sales improved due to realization of reserved inventory and reduced labor costs as a result of staff reduction.

Research and development expenses were $212,000 for the three-month period ended April 26, 1998, an increase of $191,000, compared with $21,000 for the same period in the prior year. Almost all of the expenditures were for the Company's industrial color printer.

Selling, general and administrative ("SG&A") expenses for the three month period ended April 26, 1998 were $966,000 (48% of sales) a decrease of $385,000, or 28%, compared with $1,351,000 (22% of sales) for the same period in the prior fiscal year. The decrease is due to decreased professional fees and decreased selling expenses.

Net interest expense amounted to $145,000 for the three month period ended April 26, 1998 compared with net interest expense of $118,000 for the same period in the prior year. This increase is due to higher bank borrowings.

Income tax expense amounted to $3,000 for the three month period ended April 26, 1998, a decrease of $4,000, compared with income tax expense of $7,000 for the same period in the prior year

The net loss for the three-month period ended April 26, 1998 amounted to $358,000 a decrease of $437,000, compared with net income of $79,000 for the same period in the prior year.

Management has determined that, based on the Company's historical losses from recurring operations, the Company will not recognize its net deferred tax assets at April 26, 1998. Ultimate recognition of these tax assets is dependent, to some extent, on future revenue levels and margins. It is the intention of management to assess the appropriate level for the valuation allowance each quarter.

The contract process in which products are offered for sale is generally set before costs are incurred, and prices are based on estimates of the costs, which include the anticipated impact of inflation.

The Company's backlog of funded orders not yet recognized as revenue at April 26, 1998 was approximately $3,129,000. Approximately all of the April 26, 1998 backlog is expected to be delivered during the fiscal year ending October 25, 1998.

Approximately 75% of the Company's backlog consists of orders which are subject to termination at the convenience of the customer at any time. In the event of such a termination, the Company is entitled to receive reimbursement for its costs and, as long as the contract would have been profitable, negotiated profit.


                        LIQUIDITY AND CAPITAL RESOURCES

The Company has a revolving line of credit agreement (the "Credit Agreement") with a bank, collateralized by substantially all of the Company's assets, which allows the Company to borrow up to $3,000,000 at the bank's reference rate plus 2% (8.5% reference rate at April 26, 1998). The advance rate is eighty percent (80%) of eligible accounts receivable, plus eighty percent (80%) of eligible progress billings receivable, to a maximum progress billing receivables sublimit, which could not exceed the lesser of ten percent (10%) of eligible receivables or $500,000, plus 15% of qualified inventory up to a maximum sublimit of $300,000. There was $1,740,000 outstanding at April 26, 1998.

The Credit Agreement requires the Company to maintain profitable quarterly results, to maintain certain financial ratios and restricts or limits the Company's ability to: (i) create certain liens; (ii) convey, transfer or sell assets outside of the ordinary course of business; (iii) make capital expenditures; (iv) incur additional indebtedness; (v) redeem or repurchase any class of its stock; and (vi) pay dividends on its preferred or common stock. The Company is not in compliance with certain of its covenants at April 26, 1998, including profitability.

On March 3, 1998, the Company entered into a Forbearance Agreement with the bank whereby the bank agreed to extend the maturity date and forbear from taking any action on the revolving line of credit until April 3, 1998. This date was subsequently extended until June 4, 1998, and again extended until August 17, 1998 on certain terms and conditions, including the following: (1) interest must be paid currently and (2) the bank will grant an overadvance not to exceed $500,000 contingent on the Company raising additional equity on a pari passu basis.

During November 1996, the Company issued $1,850,000 of Senior Subordinated Secured Debentures with a maturity date of May 25, 1998 and an annual interest rate of 10% (effective interest is 10.8% based upon original issue discount). The proceeds from the sale of the Senior Subordinated Secured Debentures were used to reduce the line of credit and fund working capital requirements. The Senior Subordinated Secured Debenture holders received warrants to purchase a total of 616,679 shares of common stock at a price of $1.50 for each share in connection with the financing. The warrants are subject to call by the Company if the closing market price of the Company's common stock is $3.00 or greater for twenty consecutive days. The warrants expire November 25, 2001. As of May 29, 1998, the Company was in default of its principal and interest obligations on the Senior Subordinated Debentures. The Company has notified the Senior Subordinated Debenture holders of its intent to offer to exchange shares of the Company's common stock for the debentures or to repay in full at a future date, including interest to the date of repayment. The Company anticipates that some or all of the Senior Subordinated Debentures will be exchanged for common stock and the balance repaid in full during the third quarter of 1998.

On October 27, 1997 the Company effected a private placement of 1,394,094 shares at $1.75 per share for proceeds of approximately $2,440,000.

The Company has received a commitment, subject to normal terms and conditions, from the members of the Company's Board of Directors, to arrange to raise up to $2,500,000 of additional capital for the Company as needed during the 1998 fiscal year through a private placement of equity securities or debt securities or a combination thereof. Although management believes that it can arrange up to $2,500,000 of new capital, outside factors may impact the amount of capital actually raised which may result in an adverse impact on the Company's financial condition. The Company has raised approximately $879,000 through private placements of 630,000 shares at prices ranging from $1.25 to $1.75 per share.

The Company's working capital and current ratios at April 26, 1998 and at the end of fiscal years 1997, 1996 and 1995 were $3,891,000, $2,239,000, $3,187,000 and $19,252,000 and 1.7, 1.3, 1.3 and 5.4, respectively. The deterioration in financial position in fiscal 1996 resulted from the Company's losses during fiscal 1996.

Management believes that the Company must make approximately $400,000 of capital expenditures (including capitalized leases) during the remainder of fiscal 1998. The Company's other principal commitments for fiscal year 1998 are lease obligations for the Company's facilities, equipment lease, and principal and interest payments on loans and subordinated debt.

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

PART II.  OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  LIST OF EXHIBITS:

                  Exhibit 27 - Financial Data Schedule.

        (b)  REPORTS ON FORM 8-K.

                On February 18, 1998, the Company's certifying accountants, Deloitte & Touche LLP, resigned as reported in its Current Report on Form 8-K filed with the Securities Exchange Commission on February 25, 1998.

                Effective April 23, 1998, the Company engaged BDO Seidman, LLP as its certifying accountants, as reported in its Current Report on Form 8-K filed with the Securities Exchange Commission on April 29, 1998.

                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by its duly authorized representatives.


                                           DATAMETRICS CORPORATION
                                           -----------------------

                                           (Registrant)



Dated:   6/8/98                              /s/ DANIEL P. GINNS
       ------------------------------      --------------------------

                                           Daniel P. Ginns
                                           Chief Executive Officer and
                                           Principal Financial Officer