Form 10-Q
period 1998-07-26
DATAMETRICS CORP
filed 1998-09-14
CIK 27082

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

{X} Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act Of 1934 for the quarterly period ended July 26, 1998
                                           -------------

                                       or

{ } Transition Report Pursuant to Section 13 Or 15(d) of the Securities Exchange Act Of 1934 for the Transition Period from ________to_________

Commission File Number  0-8567
                       -------

                         Datametrics Corporation
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

        DELAWARE                                     95-3545701
------------------------------------------------------------------------------
(State or other jurisdiction                      (I.R.S. Employer
incorporation or organization)                  Identification Number)

      25B Hanover Road
      Florham Park, New Jersey                             07932
------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

                                (973) 377-3900
------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)



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

Common Stock. $.01 Par Value--15,557,830 shares as of August 28, 1998

                            DATAMETRICS CORPORATION
                               INDEX TO FORM 10-Q

                                                            PAGE NO.
--------------------------------------------------------------------------------

Part I - Financial Information

     Item 1.     Financial Statements:
                      Consolidated Balance Sheets
                      as of July 26, 1998 and
                      October 26, 1997                       3

                      Consolidated Statements of
                      Operations for the Three Months
                      and Nine Months Ended
                      July 26, 1998 and July 27, 1997        4

                      Consolidated Statements of
                      Cash flows for the Nine Months
                      Ended July 26, 1998 and
                      July 27, 1997                          5

                      Notes to Consolidated
                      Financial Statements                   6

     Item 2           Management's Discussion and Analysis
                      of Financial Condition and Results
                      of Operations                          9

Part II - Other Information

     Item 5.          Other Information                     14

     Item 6.          Exhibits and Reports on Form 8-K      14

     Signatures                                             15

                            DATAMETRICS CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                        (Unaudited)
                                                                         July 26,       October 26,
                                                                           1998             1997
                                                                       -------------    -------------
                                                                         (In thousands, except for
                                                                                share data)
                                ASSETS
                                ------
Current Assets:
        Cash and cash equivalents                                          $    620          $   200
        Accounts receivable, net                                              3,247            2,875
        Inventories                                                           7,314            5,996
        Prepaid expenses and other current assets                                96              173
                                                                       -------------    -------------
            Total current assets                                             11,277            9,244
Property and Equipment, at Cost:
        Machinery and equipment                                               3,728            3,717
        Furniture, fixtures & computer equipment                              2,160            2,132
        Building                                                              1,462                -
        Leasehold improvements                                                   55                -
                                                                       -------------    -------------
                                                                              7,405            5,849
        Accumulated depreciation and amortization                            (5,010)          (4,618)
                                                                       -------------    -------------
            Net property and equipment                                        2,395            1,231
Other Assets                                                                    800            1,071
                                                                       -------------    -------------
                                                                           $ 14,472          $11,546
                                                                       =============    =============

            LIABILITIES AND STOCKHOLDERS' EQUITY
            ------------------------------------
Current Liabilities:
        Revolving line of credit                                           $  2,795          $   992
        Current maturities of long-term debt                                  1,880            1,980
        Accounts payable                                                        851            1,643
        Accrued commissions and payroll                                         160              639
        Accrued warranty                                                        100              100
        Other accrued expenses                                                  417            1,018
        Other current liabilites                                                  -              500
        Advance payments and progress payments on contracts                       -              133
                                                                       -------------    -------------
            Total current liabilities                                         6,203            7,005
Long-Term Debt, less current maturities:
        Loan Payable                                                          2,700              696
        Other Long-Term Liabilities                                              59              323

Commitments and Contingencies

Stockholders' Equity
        Preferred Stock, $.01 par value; 5,000,000
            shares authorized                                                     -                -
        Common stock, $.01 par value; 40,000,000 authorized;
            15,557,830 and 13,283,168 shares issued and
            outstanding in 1998 and 1997, respectively                          155              133
        Additional paid-in capital                                           37,912           34,177
        Accumulated deficit                                                 (32,557)         (30,788)
                                                                       -------------    -------------
            Total stockholders' equity                                        5,510            3,522
                                                                       -------------    -------------
                                                                           $ 14,472          $11,546
                                                                       =============    =============

                            See accompanying notes.

                            DATAMETRICS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                 (Unaudited)                     (Unaudited)
                                                             Three months ended              Nine months ended
                                                        -----------------------------   -----------------------------
                                                           July 26,        July 27,        July 26,        July 27,
                                                            1998            1997            1998            1997
                                                        -------------   -------------   -------------   -------------
                                                                 (In thousands, except for per share data)

Sales                                                        $ 2,667         $ 4,307         $ 6,196         $14,490

     Cost of sales                                             1,513           2,716           4,137          10,073
     Research & development                                      150              32             498             234
     Selling, general & administrative                           943           1,304           2,935           3,581
                                                        -------------   -------------   -------------   -------------

Income (loss) from operations                                     61             255          (1,374)            602
Interest expense, net                                            156             121             388             346
                                                        -------------   -------------   -------------   -------------

Income (loss) before provision
     for income taxes                                            (95)            134          (1,762)            256
Provision for income taxes                                         3               9               6              18
                                                        -------------   -------------   -------------   -------------

Net income (loss)                                            $   (98)        $   125         $(1,768)        $   238
                                                        =============   =============   =============   =============

Earnings (loss) per share of common stock:
     Basic and fully diluted                                 $ (0.01)        $  0.01         $ (0.12)        $  0.02
                                                        =============   =============   =============   =============

Weighted average number of shares outstanding:
     Basic and fully diluted                                  15,566          13,297          15,102          12,995
                                                        =============   =============   =============   =============

                            See accompanying notes.

                            DATAMETRICS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                               (Unaudited)
                                                                            Nine months ended
                                                                      -------------------------------
                                                                        July 26,         July 27,
                                                                          1998             1997
                                                                      --------------   --------------
                                                                               (In thousands)
Cash Flows from Operating Activities
     Net income (loss)                                                      $(1,768)           $ 238
     Adjustments to reconcile net income (loss) to net
         cash provided by (used in) operating activities:
         Depreciation and amortization                                          392              485
         Bad debt expense                                                        25                -
     Changes in assets and liabilities
         Accounts receivable                                                   (362)           1,046
         Inventories                                                         (1,318)             893
         Prepaid expenses and other current assets                               77              (23)
         Other assets                                                           271                -
         Accounts payable                                                      (792)          (1,908)
         Accrued commissions and payroll                                       (479)            (612)
         Accrued warranty                                                         -              (80)
         Other accrued expenses                                              (1,101)             (71)
         Advance and progress payments from customers                          (133)          (1,007)
         Other long-term liabilites                                            (264)            (670)
                                                                      --------------   --------------
Net cash used in operating activities                                        (5,452)          (1,709)
Cash Flows from Investing Activities
     Capital expenditures for property and equipment                         (1,556)            (364)
                                                                      --------------   --------------
Net cash used in investing activities                                        (1,556)            (364)
Cash Flows from Financing Activities
     Borrowings on revolving line of credit                                   7,456            8,192
     Payments on revolving line of credit                                    (5,638)          (9,534)
     Redemption of Series B Preferred Stock                                       -              (87)
     Payments on capitalized lease obligations                                   (6)             (53)
     Borrowings on short-term debt                                                               400
     Borrowings on long-term debt                                             1,899            1,905
     Payments on long-term debt                                                (133)            (324)
     Proceeds from issuance of common stock and warrants                      3,850            1,610
                                                                      --------------   --------------
Net cash provided by financing activities                                     7,428            2,109
                                                                      --------------   --------------
Net increase in cash and cash equivalents                                       420               36
Cash and cash equivalents at beginning of year                                  200              386
                                                                      --------------   --------------
Cash and cash equivalents at end of period                                  $   620            $ 422
                                                                      ==============   ==============
Supplemental disclosure of cash flow information
     Interest, net                                                          $   437            $ 318
     Income taxes                                                           $     6            $   9

                            See accompanying notes.

                            DATAMETRICS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JULY 26, 1998
                                  (Unaudited)

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

2. INVENTORIES Stockroom inventories are stated at the lower of cost (first-in, first-out) or market. The Company evaluates at least annually its stockroom inventories for potential obsolescence or excessive levels based upon backlog and forecasted usage. Contract inventory costs include purchased materials, direct labor and manufacturing overhead. General and administrative costs are expensed in the period incurred. Inventories as of July 26, 1998 consist of the following:


    Inventories of parts and sub-assemblies     $10,644,000
    Contracts in process                            512,000
                                                -----------
                                                 11,156,000
              Less reserve for obsolescence       3,842,000
                                                -----------
                                                $ 7,314,000
                                                -----------

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

In a separate matter regarding benefits under the Company's Supplemental Executive Retirement Plan (the "SERP"), the Company entered into a settlement agreement (the "Agreement") on February 10, 1998 with the Former Officers in the total amount of $643,681. The settlement will be made in cash held in a Trust Account since 1995 totaling $259,681 to be paid in accordance with the percentages set forth in the Agreement and in common stock totaling 192,000 shares (the "Settlement Shares"). The Settlement Shares are to be sold over a period of 12 months commencing on or about May 1, 1998. The Company intends to file a registration statement with respect to the Settlement Shares by October 31, 1998; however, it cannot guarantee when or if the Securities and Exchange Commission will register the Settlement Shares. As such, the Former Officers lodged a stipulated judgment in the amount of $384,000. This judgment is in addition to the cash settlement.

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

The Company is required to pay $32,000 each month that the Settlement Shares are not registered beginning on May 1, 1998, but not past the twelfth month. For each month the Company is required to pay $32,000, 16,000 Settlement Shares will be returned to the Company. As of May 1, 1998, the Settlement Shares had not been registered. As a result, the Company paid $64,000 for May and June 1998 to the escrow agent for the Former Officers, and 32,000 Settlement Shares were returned to the Company. The Company has not yet paid the escrow agent for subsequent monthly amounts due, and the Former Officers have taken steps to collect on the unpaid balance of approximately $320,000 of the stipulated judgement.

The SERP shall be deemed terminated on the later of the date when the cash settlement is distributed or the date when the Settlement Shares are delivered.

In April 1998, the owner of the Woodland Hills, CA, premises formerly occupied by the Company sued for the balance of all rent due through the end of the extant lease agreement plus damages of approximately $1,000,000. The Company relocated from such premises after the owner had ignored repeated notifications of unsafe structural conditions as cited by Los Angeles County building inspectors. Although it is presently too early to determine the outcome of this litigation, the Company believes it has valid defenses in this case and has made no accrual relating to this litigation.

4. SUBSEQUENT EVENT The Company has received $746,500 in net proceeds from the private sale of an additional $750,000 in aggregate principal amount of 7% Convertible Debentures due July 24, 2001. The proceeds are to be used only for operations unless the holders of the debentures otherwise consent.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS

                 Nine Month Period Ended July 26, 1998 Compared
                 ----------------------------------------------
                    To Nine Month Period Ended July 27, 1997
                    ----------------------------------------

Sales for the Nine month period ended July 26, 1998 were $6,196,000, a decrease of $8,294,000 or 57%, compared with sales of $14,490,000 in the same period in the prior fiscal year. Sales of defense and defense related products decreased $7,742,000. The decrease in sales for the nine months ended July 26, 1998 is attributable to lower production levels resulting from the Company's relocation of its manufacturing facility to Orlando, Florida, and delays in Department of Defense funding for various programs. The Company anticipates that funding for these programs will begin in its fiscal fourth quarter.

On June 3, 1998, the Company announced a global alliance agreement with the Traffic Control Materials Division of 3M Company. This long-term alliance encompasses all markets worldwide served by 3M in the transportation safety industry. The agreement provides for the Company to manufacture, service and support its CONDOR(TM) and HARRIER(TM) industrial print engines for 3M. Initially, the CONDOR(TM) and HARRIER(TM) industrial print engines will become part of 3M's digital imaging system that 3M customers use to produce license plates. 3M Company is the world's leading supplier of reflective materials for the transportation safety industry. The global alliance agreement covers applications in the vehicle license plate market and other potential traffic safety applications. During the third quarter, the Company began shipment of its CONDORTM to 3M. The Company believes that this agreement will result in significant revenues to the Company over the next several years.

Cost of sales for the first nine months of fiscal 1998 was $4,137,000 (67% of sales), a decrease of $5,936,000 or 59%, compared with $10,073,000 (70% of sales) for the same period in the prior fiscal year. Cost of sales is down from the same period in the prior fiscal year due to efficiencies and cost savings resulting from the opening of the Orlando, Florida production facility that began to be realized in the third quarter

Research and development expenses were $498,000 for the nine month period ended July 26, 1998, an increase of $264,000 or 113%, compared with $234,000 for the same period in the prior year. Almost all of the expenditures were for the Company's industrial color printer.

Selling, general and administrative ("SG&A") expenses for the nine month period ended July 26, 1998 were $2,935,000 (47% of sales) a decrease of $646,000, or 18%, compared with $3,581,000 (25% of sales) for the same period in the prior fiscal year. The decrease is due to decreased professional fees and decreased selling expenses.

Net interest expense amounted to $388,000 for the nine month period ended July 26, 1998 compared with net interest expense of $346,000 for the same period in the prior year. This increase is due to the Subordinated debt being outstanding for the full nine months of fiscal 1998 versus eight months in 1997.

The net loss for the nine month period ended July 26, 1998 amounted to $1,768,000 a decrease of $2,006,000, compared with net income of $238,000 for the same period in the prior year.


                Three Month Period Ended July 26, 1998 Compared
                -----------------------------------------------
                   To Three Month Period Ended July 27, 1997
                   -----------------------------------------

Sales for the three-month period ended July 26, 1998 were $2,667,000, a decrease of $1,640,000 or 38%, compared with sales of $4,307,000 in the same period in the prior fiscal year. Sales of defense and defense related products decreased $1,628,000 and other sales decreased $12,000 compared with the same period in the prior year. The decrease in sales for the third quarter ended July 26, 1998 is attributable to lower production levels during the Company's opening of its Florida facility and to delays in Department of Defense funding for various programs.

Cost of sales for the third quarter of fiscal 1998 was $1,513,000 (57% of sales), a decrease of $1,203,000 or 44%, compared with $2,716,000 (63% of sales) for the same period in the prior fiscal year. Cost of sales as a percentage of sales improved due to efficiencies and cost savings resulting from the opening of the Orlando, Florida production facility.

Research and development expenses were $150,000 for the three-month period ended July 26, 1998, an increase of $118,000, compared with $32,000 for the same period in the prior year. Almost all of the expenditures were for the Company's industrial color printer.

Selling, general and administrative ("SG&A") expenses for the three month period ended July 26, 1998 were $943,000 (35% of sales) a decrease of $361,000, or 28%, compared with $1,304,000 (30% of sales) for the same period in the prior fiscal year. The decrease is due to decreased professional fees and decreased selling expenses.

Net interest expense amounted to $156,000 for the three month period ended July 26, 1998 compared with net interest expense of $121,000 for the same period in the prior year. This increase is due to higher bank borrowings.


The net loss for the three-month period ended July 26, 1998 amounted to $98,000 a decrease of $223,000, compared with net income of $125,000 for the same period in the prior year.

Management has determined that, based on the Company's historical losses from recurring operations, the Company will not recognize its net deferred tax assets at July 26, 1998. Ultimate recognition of these tax assets is dependent, to some extent, on future revenue levels and margins. It is the intention of management to assess the appropriate level for the valuation allowance each quarter.

The contract process in which products are offered for sale is generally set before costs are incurred, and prices are based on estimates of the costs, which include the anticipated impact of inflation.

The Company's backlog of funded orders not yet recognized as revenue at July 26, 1998 was approximately $3,652,000. Most of the July 26, 1998 backlog is expected to be delivered during the next twelve months. As of August 27, 1998, the backlog had increased to approximately $5,491,000.

Approximately 75% of the Company's backlog consists of orders which are subject to termination at the convenience of the customer at any time. In the event of such a termination, the Company is entitled to receive reimbursement for its costs and, as long as the contract would have been profitable, negotiated profit.

                        LIQUIDITY AND CAPITAL RESOURCES

The Company has a revolving line of credit agreement (the "Credit Agreement") with a bank, collateralized by substantially all of the Company's assets, which allows the Company to borrow up to $3,000,000 at the bank's reference rate plus 2% (8.5% reference rate at July 26, 1998). The advance rate is eighty percent (80%) of eligible accounts receivable, plus eighty percent (80%) of eligible progress billings receivable, to a maximum progress billing receivables sublimit, which could not exceed the lesser of ten percent (10%) of eligible receivables or $500,000, plus 15% of qualified inventory up to a maximum sublimit of $300,000. There was $2,795,000 outstanding at July 26, 1998.

The Credit Agreement requires the Company to maintain profitable quarterly results, to maintain certain financial ratios and restricts or limits the Company's ability to: (i) create certain liens; (ii) convey, transfer or sell assets outside of the ordinary course of business; (iii) make capital expenditures; (iv) incur additional indebtedness; (v) redeem or repurchase any class of its stock; and (vi) pay dividends on its preferred or common stock. The Company was not in compliance with certain of its covenants at July 26, 1998, including profitability.

On March 3, 1998, the Company entered into a Forbearance Agreement with the bank whereby the bank agreed to extend the maturity date and forbear from taking any action on the revolving line of credit until April 3, 1998. This date was subsequently extended until June 4, 1998, August 17, 1998, and again extended until September 15, 1998 on certain terms and conditions, including the following: (1) interest must be paid currently and (2) the bank will grant an overadvance not to exceed $1,000,000.

During November 1996, the Company issued $1,850,000 of Senior Subordinated Secured Debentures with a maturity date of May 25, 1998 and an annual interest rate of 10% (effective interest is 10.8% based upon original issue discount). The proceeds from the sale of the Senior Subordinated Secured Debentures were used to reduce the line of credit and fund working capital requirements. The Senior Subordinated Secured Debenture holders received warrants to purchase a total of 616,679 shares of common stock at a price of $1.50 for each share in connection with the financing. The warrants are subject to call by the Company if the closing market price of the Company's common stock is $3.00 or greater for twenty consecutive days. The warrants expire November 25, 2001. As of August 28, 1998, the Company was in default of its principal and interest obligations on the Senior Subordinated Debentures. The Company notified the Senior Subordinated Debenture holders of its intent to offer to exchange such debentures for a combination of new, higher interest Subordinated Unsecured Notes and Warrants for the purchase of the Company's common stock. The Company anticipates that a substantial amount of the Senior Subordinated Debentures will be exchanged and the balance repaid in full during the fourth quarter of 1998.

On July 24, 1998, the Company received $982,500 in net proceeds from the private sale of $1,000,000 in aggregate principal amount of 7% Convertible Debentures due July 24, 2001. The proceeds are to be used only for operations unless the holders of the debentures otherwise consent.

On October 27, 1997 the Company effected a private placement of 1,394,094 shares at $1.75 per share for proceeds of approximately $2,440,000.

The Company has received a commitment, subject to normal terms and conditions, from the members of the Company's Board of Directors, to arrange to raise up to $2,500,000 of additional capital for the Company as needed during the 1998 fiscal year through a private placement of equity securities or debt securities or a combination thereof. Although management believes that it can arrange up to $2,500,000 of new capital, outside factors may impact the amount of capital actually raised which may result in an adverse impact on the Company's financial condition. The Company has raised approximately $879,000 through private placements of 630,000 shares at prices ranging from $1.25 to $1.75 per share, and $982,500 from the private sale of 7% Convertible Debentures discussed above.

The Company's working capital and current ratios at July 26, 1998 and at the end of fiscal years 1997, 1996 and 1995 were $5,074,000, $2,239,000, $3,187,000 and
$19,252,000 and 1.8, 1.3, 1.3 and 5.4, respectively. The deterioration in financial position in fiscal 1996 resulted from the Company's losses during fiscal 1996.

Management believes that the Company must make approximately $700,000 of capital expenditures (including capitalized leases) during the remainder of fiscal 1998. The Company's other principal commitments for fiscal year 1998 are lease obligations for the Company's facilities, equipment lease, and principal and interest payments on loans and subordinated debt.

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



PART II.  OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.


ITEM 5. OTHER INFORMATION

          The Company has received $746,500 in net proceeds from the private sale of an additional $750,000 in aggregate principal amount of 7% Convertible Debentures due July 24, 2001. The terms of these debentures are the same as those set forth in the Company's Current Report on Form 8-K, and the exhibits filed therewith, as described in Item 6.(b) below.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (B)  REPORTS ON FORM 8-K.

          On July 24, 1998, the Company received $982,500 in net proceeds from the private sale of $1,000,000 in aggregate principal amount of 7% Convertible Debentures due July 24, 2001, as reported in its Current Report on Form 8-K filed with the Securities Exchange Commission on July 24, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by its duly authorized representatives.


                                                   DATAMETRICS CORPORATION
                                                   -----------------------

                                                   (Registrant)



Dated:   September 14, 1998                  /s/ DANIEL P. GINNS
       ------------------------------      ----------------------------

                                                 Daniel P. Ginns
                                                 Chief Executive Officer



Dated:   September 14, 1998                  /s/ RONALD A. LEFKON
       ------------------------------      -------------------------------
                                                 Ronald A. Lefkon
                                                 Principal Financial Officer