Form 10-K
period 1998-10-25
DATAMETRICS CORP
filed 1999-01-25
CIK 27082

January 20, 1999

Dear Shareholders:

Fiscal year 1998 was a very challenging time for Datametrics Corporation.

As you know, the current management of Datametrics Corporation inherited a poorly managed company total lacking in financial, operational or organizational controls. We also inherited millions of dollars of binding commercial obligations, legal expenses and unprofitably priced contracts. We were obliged to honor the terms and conditions of many of these contracts at the same time realizing that much of our excessive overhead, facilities and personnel costs could not be immediately relieved. As a result, we sustained operating losses for both fiscal year 1997 and fiscal year 1998. Our response has been threefold:
(1) restructure operations, (2) expand our marketing focus, and (3) establish alliances with global commercial partners.

Restructuring of DmC's Operations

In the summer of 1997, senior management, after extensive review and study, made the decision that nothing less than the total re-invention of Datametrics Corporation was required if the Company were to survive. We believed and continue to believe that the costs, however painful, of a total reorganization of the Company in the short run would be more than outweighed by enhanced shareholder value in the future. The recent example of the complete demise of Hayes Modem is a poignant lesson of what can occur when a company is unwilling to accept short-term pain to achieve long-term gains.

We have undertaken significant steps to restructure and streamline our operations while instituting financial and administrative controls to support the growth which we anticipate will occur. First of all, in the beginning of fiscal year 1998, we relocated a segment of our engineering department to a much smaller and more suitable facility in Calabasas, California. Secondly, we purchased a 43 thousand square foot building in Orlando, Florida which houses all of our manufacturing and operations. The building in Orlando, Florida expanded our manufacturing capability by more than threefold with a significant reduction in personnel and overhead expenses. Thirdly, in April 1998, we relocated our executive, finance and contracts offices to New Jersey. These measures both reduced expenses and, more importantly, placed us closer to important customers and the financial and investor community.

We have dramatically upgraded the caliber of our personnel while reducing employee count by more than 44 percent during the past 24 months. More than 90 percent of the current employees of Datametrics have been hired during the past 12 months. These employees bring to Datametrics a new spirit of enthusiasm and pride in our Company.

The net result of these efforts is a better top to bottom organization and a more than 70 percent reduction in the level of revenues required to achieve profitability.

Expanding DmC's Marketing Efforts

The primary marketing focus of Datametrics Corporation has expanded from the limited defense market to include government, defense, and commercial and industrial application for our concurrent thermal transfer printers. We are actively pursuing new opportunities in these areas and believe that our strategy of emphasizing those products in which we have a distinctive advantage and technological expertise will succeed.

We continue to make significant strides toward capitalizing upon our experience in the area of concurrent thermal transfer printing technology. As you all know, DmC is the leader in concurrent thermal transfer technology. In April 1997 we successfully completed a prototype development program with 3M Company for the Harrier(TM) industrial print engine. In July 1997, we announced a new family of five industrial and government/defense high-speed, full color concurrent thermal transfer printers. Our new family of medium and wide format printers includes the Harrier(TM), the Condor(TM) I and the Condor(TM) II for industrial customers, and the Cobra(TM) I and Cobra(TM) II for government/defense customers.

The Harrier(TM), Condor(TM) series and Cobra(TM) series of print engines are robust, rugged, high-performance printers which incorporate a wide range of Datametrics' newly-developed technological capabilities in the area of thermal transfer printing and once again establish Datametrics Corporation as the leader in full color thermal transfer printing.

Strategics Partnerships

I believe that it would be helpful for our shareholders to have some historical perspective of our business strategy. In our first business plan in November 1996, we recognized the need to create long-term strategic relationships with companies that enjoyed leadership positions in our many target markets.

In June 1998, we announced a global alliance agreement with 3M Company. We believe that this alliance with 3M represents a true milestone in the history of Datametrics Corporation and are proud to be associated with a company of 3M's preeminent reputation and stature. This relationship represents the cornerstone of our marketing strategy for our Harrier(TM) and the Condor(TM) I thermal transfer printers to the license plate manufacturing and transportation safety industries. The 3M global alliance agreement represent a major step in our business plans. We continue to work closely with 3M to ensure the success of the alliance.

In January 1999, the Company achieved a second major step in our business plans with the announcement of a North American strategic alliance with the International Imaging Materials, Inc., a subsidiary of Paxar Corporation. IIMAK is North America's leading manufacture of thermal transfer ribbons. Datametrics and IIMAK will work together to structure and utilize a North American distribution network to serve active customers in the sign making and silk screening industries under a DmC-designed bailment program. We believe that the superior performance characteristics of our thermal transfer printers and IIMAK's product leadership in color thermal transfer ribbons will prove to be a powerful force in the market place.

I am confident that future letters to our shareholders will discuss additional strategic alliances.

Financings and the Future

To finance our business operations and plans, during fiscal year 1998 and the beginning of fiscal year 1999 we successfully raised nearly $6 million through private placement offerings of subordinated notes and common stock.

We look forward to fiscal year 1999 as a time when the enormous burdens of the financial, legal and contractual obligations of the past give way to the exciting opportunities which exist for Datametics Corporation. I would like to thank our shareholders and employees for their continuing support and confidence in our Company.

Sales for the year ended October 26, 1998 were $7.742 million versus $16.797 million for fiscal 1997. Net loss was ($3.270 million), or ($0.22) per fully diluted share, for fiscal 1998, compared with a loss of ($3.102 million), or ($0.24) per fully diluted share, for fiscal 1997.

Our primary goal is and will continue to be the enhancement of shareholder value.

Sincerely yours,

/s/ Daniel P. Ginns

Daniel P. Ginns
Chairman of the Board
Chief Executive Officer

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Year Ended October 25, 1998
                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Transition Period From-_________to-_________

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

       Registrant's telephone number, including area code: (973) 377-3900

          Securities registered pursuant to Section 12(b) of the Act:

      Title of each class              Name of each exchange on which registered
      -------------------              -----------------------------------------
   Common Stock, .01  par value              American  Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant (based on the closing price of such stock as reported by the American Stock Exchange) on January 5, 1999 was approximately $ 34,185,758

     The number of shares outstanding of the Registrant's Common Stock, as of the latest practicable date:

            17,122,879 shares of Common Stock as of January 5, 1999.


================================================================================

                                     PART I

Item 1. Business.

     This report contains certain statements of a forward-looking nature relating to future events or the future performance of the Company. Prospective investors are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, prospective investors should specifically consider various factors identified in this report, including that Department of Defense contracts are subject to termination without cause, competitive factors and pricing pressures.

General

     Datametrics Corporation ("Datametrics" or the "Company") designs, develops and sells high-speed color printers, high-resolution non-impact printer/plotters and ruggedized computers, printers and workstations for government/defense and industrial markets. The Company is focused on the manufacture and sale of its core product line of ruggedized printers and the continuing development and manufacture of high-performance, high-reliability concurrent thermal transfer printers.

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

     On January 20, 1999 Datametrics Corporation announced a North American Strategic Alliance with International Imaging Materials, Inc., a subsidiary of Paxar Corporation.

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

     Over the past several fiscal years, the Company has been significantly impacted by market changes in the U.S. Department of Defense ("DoD"). DoD budget forecasts indicate that overall funding will continue to decrease for the foreseeable future. The Company's primary response to these adverse defense market conditions has been to develop and aggressively pursue industrial and international opportunities for its ruggedized printers and electronic communications equipment, expand its core ruggedized product line and to explore opportunities and strategic alliances for its high-speed digital color printer products.

Defense Products

     The Company designs, develops, manufactures and sells military specification ("mil-spec") and ruggedized computers, workstations and printers for use in DoD applications. Products sold by the Company into the DoD markets can be categorized into three basic groups: mil-spec printers, ruggedized computers, and ruggedized printers. For the fiscal year ended October 25, 1998, approximately 71% of the Company's revenues were derived from DoD business, which includes contractors with U.S. government contracts as well as the DoD itself.

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

Significant Customers and Matters Concerning DoD Business

     Most of the customers for the Company's products are the DoD and prime contractors under programs funded by the DoD. For the fiscal years ended October 25, 1998, October 26, 1997, and October 27, 1996, direct and indirect DoD business represented approximately 71%, 67%, and 61%, respectively, of the Company's revenues. Because the Company's products are intended to function as subsystems, they are sold to customers which manufacture, sell or use data processing or data communication systems which involve a processing, printing, recording or data entry function for which the Company's products are suited. While the Company may be a subcontractor on a government program with an aggregate budget of billions of dollars extending over as much as a ten-year period, the Company's share of the budget for any major program is relatively small.

     In the fiscal year ended October 25, 1998, the Company's three largest customers in sales, U.S. government 23.7%, Raytheon 22.3% and Lockheed Martin 18.9% accounted for an aggregate of 64.9% of toal Company sales. The loss of any one of these customers could have a material adverse impact on the results of operations and financial condition of the Company.

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

High-Speed Color Digital Printer

     In fiscal 1994, the Company began an intensive program to develop a high-speed color digital printer for the short-run production printer market. After significant development and marketing costs, coupled with limited market success, the Company in October 1996 idled and subsequently ceased all manufacture and marketing of its CYMax product line to permit a comprehensive strategic and operational feasibility study of its overall concurrent transfer imaging ("CTI") technology and its potential applications. Following the completion of the strategic and operational feasibility study, the Company introduced a new family of five industrial and government/defense high-speed concurrent thermal transfer printers on July 21, 1997. The Company's new family of medium and wide format printers includes the Harrier (TM), the Condor (TM) I and the Condor (TM) II for industrial customers, and the Cobra (TM) I and Cobra
(TM) II for government/defense customers.

     The Harrier (TM), Condor (TM) series and Cobra (TM) series of print engines are robust, rugged, high-performance printers which incorporate a wide range of Datametrics' newly-developed technological capabilities in the area of thermal transfer printing.

     On November 19, 1997, Datametrics announced a North American automobile license plate partnership agreement with Avery Dennison Corporation to provide Datametrics' state-of-the-art digital imaging system solution for the manufacture of vehicular license plates. Under the terms of the agreement, Avery Dennison, which manufactures reflective license plate sheeting, will market the Company's new Harrier (TM) single station industrial print engine and Condor
(TM) I four station industrial print engine as part of a total system approach to the manufacture of vehicular license plates. On June 1, 1998, the Company notified Avery Dennison of the termination of this contract effective May 31, 1999.

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

Service

     Pursuant to maintenance agreements, repair orders or warranty provisions, the Company generally services its printers with its own employees at its facility. In-house, non-warranty repairs and maintenance service provided 3.3% and 4.9% of the Company's sales in fiscal 1998 and 1997, respectively. For both military and commercial products, the Company's standard warranty period is ninety days, although longer warranty periods are available at customer request for an additional charge.

     Sales of spare parts for the Company's products amounted to 18.1% and 17.8% of fiscal 1998 and 1997 revenue, respectively. The Company also sells documentation, such as handbooks, operational manuals, schematics and other technical data to assist its customers in maintaining their own equipment.

Backlog

     The Company's backlog of funded orders not yet recognized as revenue at October 25, 1998, October 26, 1997, and October 27, 1996 was approximately $5,083,000, $2,794,000, and $7,675,000, respectively. More than 90% of the
October 25, 1998 backlog is expected to be delivered during the fiscal year ending October 31, 1999.

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

     In domestic and international defense markets, the Company's principal competitors are DRS Technologies Inc., and Miltope Group Inc. In addition, many airborne electronic data processing and communications prime contractors have the capability of manufacturing military and airborne products, and several such companies do presently manufacture products performing functions similar to the Company's products. In almost all cases, these companies have substantially greater financial and technological resources than the Company. In certain applications, the Company's printers are higher in price than those of its competitors, and many of its competitors have more experience in the markets for lower-cost military printers than the Company. Management believes, however, that the Company's printers usually perform at higher speed and with greater reliability in extreme environments.

Intellectual Property Rights

     It is the Company's policy to obtain appropriate proprietary rights protection for any potentially significant new technology acquired or developed by the Company. The Company has a trademark registration covering its "DmC" (R) logo and for the Harrier (TM) and the Condor (TM) products. The Company has been granted two U.S. patents relating to its high-speed color digital printer technology. The Company also has several U.S. patent applications pending relating to its high-speed color digital printer. There can be no assurance, however, that any patents will be granted pursuant to these various applications in the U.S. and abroad.

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

     The Company expended approximately $544,000, $343,000, and $5,557,000 on research and development during the fiscal years ended October 25, 1998, October 26, 1997 and October 27, 1996, respectively. The research and development expenses incurred in fiscal 1996 related to product development of a high-speed color digital printer and a low-cost ruggedized black and white printer, as well as enhancements to existing products.

Employees

     As of October 25, 1998, the Company employed 87 persons on a full-time basis, compared to 95 persons on a full-time basis as of October 26, 1997. None of the Company's employees are represented by a union or are subject to a collective bargaining agreement. The Company believes that its relations with its employees are good.

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

     In December 1997, the Company purchased a 43,000 square foot facility in Orlando, Florida for $899,000. In connection with the acquisition of this property, the Company obtained a mortgage loan in the amount of $975,000, which included approximately $76,000 to be used for building improvements. The Company completed its move to Florida during February 1998.

Item 2. Properties.

     The Company's operations are conducted from a 43,000 square foot manufacturing facility in Orlando Florida, which the company purchased in December 1997 (see Item 1. Other Matters). A 6,600 square foot facility located in Calabasas, California was opened in November 1997. This facility houses the Company's technology center. The lease is for a three year term through October 2000. In April 1998, the Company leased a 5,400 square foot office in Florham Park, New Jersey in which the Company's Corporate offices are located. The lease provides for a five year term through March 2003. Management believes that its facilities are suitable and adequate for the Company's current needs.

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

     Four former officers of the Company (the "Former Officers"), whose employment relationships with the Company terminated in part as a result of the Company's restructuring in October 1996, sought severance benefits from the Company. On January 13, 1997, three of the Former Officers sued the Company in the Superior Court of the State of California for Los Angeles County, in order to enforce payment of severance benefits under certain agreements, each dated as of October 7, 1996, between each Former Officer and the Company (collectively, the "Severance Agreements"). The fourth Former Officer sued the Company in response to the Company's cross-complaint. The Former Officers sought damages from the Company based upon the Severance Agreements and an alleged implied promise not to terminate the employment of the Former Officers with the Company without good cause.

     On September 28, 1998, a California trial court upheld the enforcability of the former officer's severence agreements and the officer's requested entry of a judgment in the approximate amount of $1,200,000 plus interest and costs. The Company has appealed the judgment. The Company has obtained a written guarantee from a significant stockholder guaranteeing payment of the judgment, should the Company lose on appeal. The Company is unable to estimate the results of its appeal and at October 25, 1998 nothing has been accrued for in the consolidated financial statements related to this litigation.

     In a separate matter regarding benefits under the Company's Supplemental Executive Retirement Plan (the "SERP"), the Company entered into a settlement agreement (the "Agreement") on February 10, 1998 with the Former Officers in the total amount of $643,681. The SERP was terminated when a cash settlement was distributed on October 2, 1998.

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

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

                        Executive Officers of the Company

     The following table sets forth certain information concerning the executive officers of the Company as of October 25, 1998.


         Name                  Age                 Positions
         ----                  ---                 ----------
Daniel P. Ginns............     48    Chairman of the Board of Directors since
                                        October 9, 1996; Chief Executive Officer since October 24, 1996; and Secretary since February 19, 1997. Mr. Ginns is also the President of Belmont Capital, Inc.

Adrien A. Maught, Jr.......     49    Chief Operating Officer since February
                                        11, 1998. President since January 3,
                                        1997 and Director since October 9, 1996.

Ronald A. Lefkon...........     58    Chief Financial Officer and Treasurer
                                        since May 18, 1998. Mr. Lefkon resigned
                                        from the Company in December 1998.

James D. Sturgeon, Jr......     65    Vice President, Marketing since February
                                        11, 1998; Chief Operating Officer from
                                        April 14, 1997 to February 11, 1997;
                                        Vice President, Manufacturing Operations from April 1, 1992 to April 14, 1997 and Vice President Operations from February 27, 1989 to April 1, 1992.

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

    Fiscal 1998 Quarter Ended                        High          Low
    -------------------------                        ----          ---

          January 25........................        $2 3/16       $2 1/16
          April 26..........................        $1 7/8        $1 7/8
          July 26...........................        $1 11/16      $1 5/8
          October 25........................        $1 15/16      $  3/4

    Fiscal 1997 Quarter Ended                        High          Low
    -------------------------                        ----          ---
          January 26........................        $1 9/16       $  7/8
          April 27..........................        $2 7/16       $1 1/4
          July 27...........................        $1 11/16      $1 1/8
          October 26........................        $2 1/4        $1 3/16


     There were approximately 789 stockholders of record as of October 25, 1998.

     No cash dividends have been paid to common stockholders since the Company was founded, and the Company does not intend to do so in the foreseeable future.


Item 6. Selected Financial Data.

                  FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA

                                                                                           Fiscal Years Ended
                                                                --------------------------------------------------------------------
                                                                October 25,    October 26,   October 27,   October 29,   October 30,
                                                                   1998           1997          1996           1995          1994
                                                                --------------------------------------------------------------------
                                                                           (In thousands, except per share data)
Summary of Operations:
   Sales .................................................      $  7,742       $ 16,797       $ 19,246       $ 18,956       $ 25,211

   Net income (loss) .....................................      $ (3,270)      $ (3,101)      $(17,386)      $ (9,213)
                                                                                                                            $     31
   Net (loss) per share:
      Basic ..............................................      $  (0.22)      $  (0.24)      $  (1.39)      $  (0.84)      $     --
      Diluted ............................................      $  (0.22)      $  (0.24)      $  (1.39)      $  (0.84)      $     --
   Weighted average number of shares outstanding:
     Basic ...............................................        15,202         12,995         12,515         11,020          9,067
     Diluted .............................................        15,202         12,995         12,515         11,020          9,067
Other data:
   Total assets ..........................................      $ 12,719       $ 11,546       $ 15,940       $ 27,471       $ 19,886
   Long-term debt ........................................      $  3,463       $  1,019       $  1,032       $    919       $  1,134
   Stockholders' equity ..................................      $  4,008       $  3,522       $  5,013       $ 21,939       $ 13,661

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

     Several additional private placements through June 19, 1998 totalling 630,000 shares at $1.25 to $1.75 per share resulted in proceeds to the Company of approximately $879,000.

     On July 24, 1998 and September 4, 1998, the Company received $982,500 and $746,500 in net proceeds from the private sale of $1,000,000 and $750,000, respectively, in aggregate principal amount of 7% Convertible Debentures due July 24, 2001.

     On December 30, 1998, the Company placed approximately $3.45 million of 10% Subordinated Notes due 2000 (the "Subordinated Notes") and $1.55 million in shares of the Company's common stock. The Subordinated Notes, which are unsecured and callable under certain conditions, provide for the Company to issue 5-year warrants exercisable into the Company's common stock at a price fo $1.50 per share.

     As part of the offering, investors holding $1.75 million of the Company's Convertible Debentures issued earlier in the year exchanged their holdings for the new Subordinated Notes. In addition, holders of $500,000 of the Company's Senior Subordinated Debentures also exchanged their debentures for the new Subordinated Notes. The net proceeds of approximately $2.75 million wll be used for debt retirement and working capital purposes.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     This report contains certain statements of a forward-looking nature relating to future events or the future performance of the Company. Prospective investors are cautioned that such statements are only predictions and that actual events or results may differ materially.

Results of Operations

   Fiscal Year 1998 Compared With Fiscal Year 1997

     Sales for the year ended October 25, 1998 were $7,742,000, a decrease of $9,055,000 or 54%, compared with sales of $16,797,000 in the prior fiscal year. Sales of defense and defense related products decreased $8,594,000, while other sales decreased by $461,000. Sales for fiscal 1998 were adversely impacted by lower than anticipated orders from the Department of Defense and prime contractors, the Company's decision not to accept orders for single or low quantity orders with substantial development costs, the Company's decision to relocate its manufacturing operations to Florida, and the time required for new manufacturing and supervisory personnel to learn to produce efficiently the Company's products.

     Cost of sales for fiscal 1998 was $5,570,000 (72% of sales), a decrease of $7,831,000 or 58%, compared with $13,401,000 (80% of sales) for the prior fiscal year. In the current year, cost of sales was favorablly impacted by lower direct labor costs in the Company's Florida manufacturing operation compared to the Company's former manufacturing operation in California. In the prior year, cost of sales as a percentage of sales was unfavorably impacted by four contracts that were begun prior to October 1996 that lost $1,060,000, the $524,000 reserve taken for excess and obsolete inventory, and $275,000 in severance benefits in connection with the Company's relocation of its manufacturing operations to Florida.

     Research and development ("R&D") expenses were $544,000 for fiscal 1998, an increase of $201,000 or 59%, compared with $343,000 for fiscal 1997. The increase is primarily due to the continuing development costs of the Company's new family of industrial printers.

     Selling, general and administrative ("SG&A") expenses for fiscal 1998 were $4,373,000 (56% of sales) a decrease of $1,297,000, or 23%, compared with $5,670,000 (34% of sales) for the prior fiscal year. The reduction in SG&A was the result of lower defense-related marketing expenses, lower plant and facility expenses and lower administrative and support staff expenses throughout the Company. This reduction was partially offset by an increase in audit and legal fees for 1998.

     Net interest expense amounted to $518,000 for the year ended October 25, 1998 compared with net interest expense of $474,000 for fiscal 1997. This increase is due to higher outstanding borrowings.

     The net loss for the year ended October 25, 1998 amounted to $3,270,000 an increase of $169,000 or 5%, compared with net loss of $3,101,000 for the prior fiscal year.

     Management has determined that, based on the Company's historical losses from recurring operations, the Company will most likely not recognize its net deferred tax assets at October 25, 1998. Ultimate recognition of these tax assets is dependent, to some extent, on future revenue levels and margins. It is the intention of management to assess the appropriate level for the valuation allowance each quarter.

     The Company utilizes various computer software packages as tools in running its accounting operations. Management plans to replace the current Western Data Systems software with a software package better suited to support its current and future business needs. Management believes it will select and implement the appropriate software package by June 1, 1999. The Company believes that it has a prudent approach in place to address these issues. The approach includes: an assessment of internal programs and equipment; communication with major customers and vendors with respect to the state of readiness of their systems; an evaluation of facility related issues and the development of a contingency plan. This approach is designed to maintain an uninterrupted supply of goods and services to/from the Company. The Company is incorporating the Y2K computer programming language into its choice of an appropriate software package. The Company does not believe the investment required for its mainframe and critical hardware equipment to be Y2K compliant will be significant.

     The Company is in a continuous process of communicating with its major customers and suppliers. This contact is designed to determine systems compatibility and compliance. The Company has been assured by its major suppliers that there will be no disruption in the delivery of goods and services. The Company believes that adequate resources are available for the supply of its raw materials and facility related equipment will be operational.

     The Company continues to assess the risks associated with program failures and will develop a formal contingency plan with its business partners to address specific risks. The failure to correct a material Y2K problem could result in an interruption in normal business activity. The Company's plan is expected to significantly reduce the risk associated with the Y2K issue. However, due to the inherent uncertainty of the Y2K issue and dependence on third-party compliance, no assurance can be given that potential Y2K failures will not adversely effect the Company's operations, liquidity and financial position.

     The contract process in which products are offered for sale is generally set before costs are incurred, and prices are based on estimates of the costs, which include the anticipated impact of inflation.

   Fiscal Year 1997 Compared With Fiscal Year 1996

     Sales for the year ended October 26, 1997 were $16,797,000 a decrease of $2,449,000 or 12.7% compared with sales of $19,246,000 in the prior fiscal year. Sales from military and ruggedized products decreased $2,608,000 and sales of commercial color products increased $159,000.

     Cost of sales for fiscal 1997 was $13,401,000 (80% of sales) a decrease of $7,767,000 from cost of sales of $21,168,000 (110% of sales) for the prior fiscal year. Cost of sales as a percent of sales was primarily impacted by $5,102,000 of non-recurring charges for inventory reserves and tooling costs relative to the Company's high-speed color digital printer product.

     R&D expenses were $343,000 in fiscal 1997, a decrease of $5,214,000 or 94% compared with $5,557,000 for fiscal 1996. Approximately 83% of the fiscal 1996 R&D expenses related to the development of the Company's high-speed color digital printer product.

     SG&A expenses for fiscal 1997 were $ 5,670,000 (34% of sales) a decrease of $4,084,000 from $9,754,000 (51% of sales) from the prior fiscal year. The increase was due to heavy spending on marketing for the Company's high-speed color digital printer product and certain non-recurring charges of $416,000 primarily for severance and accelerated depreciation.

     Net interest expense amounted to $474,000 for the year ended October 26, 1997 compared to $80,000 for fiscal 1996. The change was due to decreased investment income on the remaining proceeds of the Company's common stock offering and payment of interest on increased borrowings. Amortization of excess of acquired net assets over cost was $229,000 for the year ended October 27, 1996.

     The net loss for the year ended October 26, 1997 amounted to $3,101,000 compared with a net loss of $17,386,000 for the same period in the prior fiscal year. The loss was primarily due to continued spending on the Company's high-speed digital color printer. Cost of sales increased by $4,840,000, SG&A expenses increased by $3,686,000, net interest expense increased by $176,000, amortization decreased by $75,000, and taxes increased by $280,000. This loss was partially offset by an increase in sales of $290,000 and by a decrease in R&D expenses of $594,000.

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

Liquidity and Capital Resources

     The Comany's principal capital requirements have been to fund working capital needs, capital expenditures and the payment of long term debt. The Company has recently relied primarily on internally generated funds, private placement proceeds, subordinated debt and other bank debt to finance it's operation.

     Net cash used in operations was $5 million, $1.6 million, and $10.5 million in 1998, 1997 and 1996, respectively. The change from 1996 to 1997 was primarily due to the larger net loss in 1996. The change from 1997 to 1998 was primarily due to an increase in inventory in 1998 versus a decrease in inventory in 1997 and a greater reduction in accounts receivable in 1997 versus 1998.

     Net cash used in investing activities was $1.6 million, $0.3 million and $1.4 million in 1998, 1997 and 1996 respectively. The change from 1996 to 1997 was primarily due to a higher level of equipment, furniture and fixture expenditures in 1996 versus 1997. The change from 1997 to 1998 was primarily the result of the move of the Company's manufacturing and distribution facility from California to Florida and the Company's finance and administrative offices from California to New Jersey.

     Net cash provided by financing activities was $6.6 million, $1.8 million and $2.7 million in 1998, 1997 and 1996, respectively. The change from 1996 to 1997 was primaily due to greater net payments made on debt in 1997 versus 1996. The change from 1997 to 1998 was primarily due to the issuance of common stock and warrants and an increase in long-term borrowings in 1998.

     On December 30, 1998, the Company placed approximately $3.45 million of 10% Subordinated Notes due 2000 (the "Subordinated Notes") and $1.55 million in shares of the Company's common stock. The Subordinated Notes, which are unsecured and callable under certain conditions, provide for the Company to issue 5-year warrants exercisable into the Company's common stock at a price fo $1.50 per share.

     As part of the offering, investors holding $1.75 million of the Company's Convertible Debentures issued earlier in the year exchanged their holdings for the new Subordinated Notes. In addition, holders of $500,000 of the Company's Senior Subordinated Debentures also exchanged their debentures for the new Subordinated Notes. The net proceeds of approximately $2.75 million wll be used for debt retirement and working capital purposes.

     The Company remains in default of approximately $1.35 million of Senior Subordinated Notes. The Company is currently negotiating a settlement on the remaining amounts outstanding and expects to either issue new notes or repay the amounts owed with a combination of stock and cash during fiscal 1999.

     The Company had, with a bank, a revolving line of credit agreement, which at October 25, 1998, the Company was in default of. The balance outstanding of approximately $1.7 million at October 25, 1998 was paid in full on December 30. 1998. The Company no longer has a line of credit with the bank. The Company is negotiating a new revolving line of credit agreement with several banks.

     Though the Company has repaid its senior indebtedness, as of the date of this filing it has not yet replaced such indebtedness with a new credit line or senior lending relationship. In order to satisfy its short-term working capital requirements, the Company is actively seeking such replacement credit, and failure to do so could have a material adverse effect on the Company's continued operations, or require that it obtain substitute financing at higher cost, or raise additional capital through the sale of other debt or equity securities.

     From October 1997 through August 1998, through several private placements, the Company raised approximately $3.3 million.

     On September 28, 1998, a California trial court upheld the enforceability of former officers' severance agreements, and the officers requested entry of a judgement in the approximate amount of $1.2 million plus interest and costs. The Company has appealed the judgement. The Company has obtained a written guarantee from a significant stockholder guaranteeing payment of the judgement, should the Company lose on appeal.

     The Company expects to finance it's capital expenditure requirements and other commitments with the proceeds from the various private placements, subordinated notes and other sources of working capital.

Recent Accounting Standards

     In June 1997, the Financial Accounting Standards Board issued two new disclosure standards. Results of operations and financial position will be unaffected by implementation of these new standards.

     SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

     SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosure regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of and enterprises about which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and in assessing performance.

     Both SFAS Nos. 130 and 131 are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Both SFAS Nos 130 and 131 should not have a material impact on the Company's financial statements and disclosures.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to recognize all derivative contracts at their fair values, as either assets or liabilities on the balance sheet. If certain coniditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognintion on the hedging derivative with the recognition of (1) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, or (2) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change, SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

     Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard to effect its financial statements.

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

     On February 18, 1998, the Company's certifying accountants, Deloitte & Touche LLP, resigned as reported in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 1998. The Company had disagreements with its certifying accountants concerning the classification of certain inventoried parts as long-term and the Company's ability to continue as a going concern.

     Effective April 23, 1998, the Company engaged BDO Seidman, LLP as its certifying accountants, as reported in its Current Report on Form 8-K filed with the Securities Exchange Commission on April 29, 1998.

                                    PART III

     The information required to be set forth herein, Item 10, "Directors and Executive Officers of the Registrant," Item 11, "Executive Compensation," Item 12, "Security Ownership of Certain Beneficial Owners and Management," and Item 13, "Certain Relationships and Related Transactions," except for a list of the Executive Officers which is provided in Part I of this Report, will be included in a proxy filing on February 1, 1999.

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

(b) Reports on Form 8-K:

     Please refer to Item 9.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Florham Park, State of New Jersey, on the 25th day of January, 1999.

                                                       DATAMETRICS CORPORATION
                                                       (Registrant)


                                                        /S/ DANIEL P. GINNS
                                                        ------------------------
                                                            Daniel P. Ginns,
                                                         Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

           Signature                          Title                                  Date
           ---------                          -----                                  ----
 /s/ DANIEL P. GINNS                   Chairman of the Board, Chief
----------------------------            Executive Officer and Director
     Daniel P. Ginns                    (Principal Executive Officer and          January 25, 1999
                                        Principal Financial and Accounting
                                        Officer)

 /s/ ADRIEN A. MAUGHT, JR.             President and Director                     January 25, 1999
----------------------------
     Adrien A. Maught,Jr.

 /s/ DOUGLAS S. FRIEDENBERG            Director                                   January 25, 1999
-----------------------------
     Douglas S. Friedenberg

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULE

                                    Form 10-K

                                                                                                             Page
                                                                                                             ----
Consolidated Financial Statements
Statement of Management Responsibility to the Stockholders of Datametrics Corporation.....................    F-2
Report of BDO Seidman, LLP, Independent Auditors..........................................................    F-3
Consolidated Balance Sheets as of October 25, 1998 and October 26, 1997...................................    F-4
Consolidated Statements of Operations for the fiscal  years ended October 25, 1998,
     October 26, 1997 and October 27, 1996...............................................................     F-5
Consolidated Statements of Stockholders' Equity for the fiscal years ended October 25, 1998,
     October 26, 1997 and October 27, 1996................................................................    F-6
Consolidated Statements of Cash Flows for the fiscal years ended October 25, 1998,
     October 26, 1997 and October 27, 1996................................................................    F-7
Notes to Consolidated Financial Statements................................................................    F-8

Financial Statement Schedule
Report of BDO Seidman, LLP, Independent Auditors..........................................................   F-20
II-Valuation and Qualifying Accounts......................................................................   F-21

     All other schedules have been omitted since the required information is not presented in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements and related notes.

    STATEMENT OF MANAGEMENT RESPONSIBILITY TO THE STOCKHOLDERS OF DATAMETRICS
                                  CORPORATION:


To the Board of Directors and Stockholders
Datametrics Corporation

     The management of Datametrics Corporation is responsible for the preparation, integrity and objectivity of the consolidated financial statements and other financial information presented in this report. The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles and properly reflect the effects of certain estimates and judgements made by management.

     The Company's management maintains an effective system of internal control that is designed to provide reasonable assurance that assets are safeguarded and transactions are properly recorded and executed in accordance with management's authorization. The system is continuously monitored by direct management review, the independent accountants and by internal auditors who conduct an extensive program of audits throughout the Company.

     The Company's consolidated financial statements as of and for the years ended October 25, 1998 and October 26, 1997 have been audited by BDO Seidman, LLP, independent accountants. The Company's consolidated financial statements for the year ended October 27, 1996 have been audited by Ernst & Young LLP, independent accountants. Their audits were conducted in accordance with generally accepted auditing standards, and included a review of financial controls and tests of accounting records and procedures as they considered necessary in the circumstances.

     The Audit Committee of the Board of Directors, which consists of outside directors, meets regularly with management, the internal auditors and the independent accountants to review accounting, reporting, auditing and internal control matters. The Committee has direct and private access to both internal and external auditors.

         Signature                         Title                           Date
         ---------                         -----                           ----
    /s/ DANIEL P. GINNS          Chairman of the Board, Chief
-----------------------------     Executive Officer and Director    January 25, 1999
        Daniel P. Ginns



         Signature                         Title                           Date
         ---------                         -----                           ----

    /s/ WILLIAM PANDOS            Chief Financial Officer           January 25, 1999
-----------------------------
        William Pandos

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders
Datametrics Corporation

     We have audited the accompanying consolidated balance sheets of Datametrics Corporation and Subsidiaries as of October 25, 1998 and October 26, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the fiscal years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In the report of a previous auditor on the 1997 financial statements, dated January 30, 1998, that previous auditor expressed a qualified opinion stating that certain parts inventory that would not be used within one year should have been classified as a non-current asset. As described in Note 4, parts inventory not expected to be sold within one year have been classified as a non-current asset for all periods presented in the accompanying consolidated balance sheets.

     In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of Datametrics Corporation and Subsidiaries at October 25, 1998 and October 26, 1997, and the results of their operations and their cash flows for the fiscal years then ended in conformity with generally accepted accounting principles.



                                                       /s/   BDO SEIDMAN, LLP

New York, New York
January 7, 1999

                    DATAMETRICS CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                             October 25,   October 26,
                                                                                 1998         1997
                                                                            ------------  ------------
                                                                        (In thousands, except for share data)
                                 ASSETS (Note 6)
Current assets:
   Cash and cash equivalents ...............................................   $    228    $    200
   Accounts receivable, net (Notes 1 and 3) ................................      1,979       2,875
   Inventories, net (Note 4) ...............................................      4,140       3,377
   Prepaid expenses and other current assets ...............................         55         173
                                                                               --------    --------
          Total current assets .............................................      6,402       6,625
                                                                               --------    --------
Property and equipment, at cost:
   Land (Note 7) ...........................................................        420          --
   Building and improvements(Note 7) .......................................      1,042          --
   Machinery and equipment .................................................      3,312       3,717
   Furniture, fixtures and computer equipment ..............................      2,562       2,132
   Leasehold improvements ..................................................         71          --
                                                                               --------    --------
                                                                                  7,407       5,849
   Less: Accumulated depreciation and amortization .........................     (5,100)     (4,618)
                                                                               --------    --------
           Net property and equipment ......................................      2,307       1,231
   Inventoried parts (Note 4) ..............................................      3,200       2,619
   Other assets (Note 8) ...................................................        810       1,071
                                                                               --------    --------
                                                                               $ 12,719    $ 11,546
                                                                               ========    ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Revolving line of credit (Note 6) .......................................   $  1,669    $    992
   Current maturities of capitalized lease obligations .....................         --           6
   Current maturities of long-term debt (Note 7) ...........................      1,871       1,974
   Accounts payable ........................................................      1,034       1,643
   Accrued commissions and payroll .........................................        225         639
   Accrued warranty ........................................................         30         100
   Other accrued expenses ..................................................        440       1,018
   Other current liabilities ...............................................         --         500
   Advance payments and progress payments on contracts .....................         --         133
                                                                               --------    --------
        Total current liabilities ..........................................      5,269       7,005
   Long-term debt, less current maturities (Note 7) ........................      2,696          --
   Loan payable (Note 8) ...................................................        746         696
  Other long-term liabilities ..............................................         --         323
                                                                               --------    --------
  Total liabilities ........................................................      8,711       8,024
                                                                               --------    --------
Commitments and contingencies (Notes 9 and 11)
 Stockholders' equity (Note 10):
   Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued         --          --
   Common stock, $.01 par value; 40,000,000 shares authorized;
   15,563,505 and 13,283,168 shares issued and outstanding in 1998 and
   1997, respectively ......................................................        156         133
   Additional paid-in capital ..............................................     37,910      34,177
   Accumulated deficit .....................................................    (34,058)    (30,788)
                                                                               --------    --------
     Total stockholders' equity ............................................      4,008       3,522
                                                                               --------    --------
                                                                               $ 12,719    $ 11,546
                                                                               ========    ========

                             See accompanying notes.

                    DATAMETRICS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  Fiscal Years Ended
                                                         -------------------------------------
                                                         October 25,  October 26,  October 27,
                                                            1998         1997         1996
                                                         -----------  -----------  -----------
                                                        (In thousands, except per share data)
Sales (Note 1) ........................................   $  7,742    $ 16,797    $ 19,246
   Cost of sales (Note 2) .............................      5,570      13,401      21,168
   Research and development ...........................        544         343       5,557
   Selling, general and administrative (Note 2) .......      4,373       5,670       9,754
                                                          --------    --------    --------
   Loss from operations ...............................     (2,745)     (2,617)    (17,233)
Interest expense, net .................................       (518)       (474)        (80)
Amortization of excess of acquired net assets over cost         --          --         229
                                                          --------    --------    --------
   Loss before provision for income taxes .............     (3,263)     (3,091)    (17,084)
Provision for income taxes (Note 5) ...................          7          10         302
                                                          --------    --------    --------
Net loss ..............................................   $ (3,270)   $ (3,101)   $(17,386)
                                                          ========    ========    ========
   Loss per share of common stock:
   Basic and diluted ..................................   $  (0.22)   $  (0.24)   $  (1.39)
                                                          ========    ========    ========
Weighted Average Number of Shares Outstanding
   Basic and diluted ..................................     15,202      12,995      12,515
                                                          ========    ========    ========

                             See accompanying notes.

                    DATAMETRICS CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                Common Stock
                                                        --------------------------      Additional                         Total
                                                        Number of                        Paid-in       Accumulated     Stockholders'
                                                          Shares          Amount         Capital         Deficit           Equity
                                                        ----------      ----------      ----------      ----------       ----------
                                                                          (In thousands, except share data)
Balances at October 29, 1995 .....................      12,031,582      $      120      $   32,120      $  (10,301)      $   21,939
Issuance of common stock .........................         232,826               3             457              --              460
Net loss .........................................              --              --              --         (17,386)         (17,386)
                                                        ----------      ----------      ----------      ----------       ----------
Balances at October 27, 1996 .....................      12,264,408             123          32,577         (27,687)           5,013
Issuance of common stock and warrants ............       1,018,760              10           1,600              --            1,610
Net loss .........................................              --              --              --          (3,101)          (3,101)
                                                        ----------      ----------      ----------      ----------       ----------
Balances at October 26, 1997 .....................      13,283,168             133          34,177         (30,788)           3,522
Issuance of common stock and warrants ............       2,280,337              23           3,733              --            3,756
Net loss .........................................              --              --              --          (3,270)          (3,270)
                                                        ----------      ----------      ----------      ----------       ----------
Balances at October 25, 1998 .....................      15,563,505      $      156      $   37,910      $  (34,058)      $    4,008
                                                        ==========      ==========      ==========      ==========       ==========


                             See accompanying notes.

                    DATAMETRICS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                                     Fiscal Years Ended
                                                                                            ----------------------------------------
                                                                                            October 25,   October 26,    October 27,
                                                                                               1998           1997           1996
                                                                                            -----------   -----------    -----------
Cash Flows from Operating Activities:
   Net loss ...........................................................................      $ (3,270)      $ (3,101)      $(17,386)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Amortization of excess of acquired net assets over cost ..........................            --             --           (229)
     Depreciation and amortization ....................................................           490          1,192          2,132
     (Gain) loss on disposal of assets ................................................            (3)           284            328
Changes in assets and liabilities:
   Accounts receivable ................................................................           896          2,860            843
   Inventories and parts ..............................................................        (1,344)           949          2,321
   Prepaid expenses and other current assets ..........................................           118            (20)           426
   Other assets .......................................................................           261           (607)        (2,687)
   Accounts payable ...................................................................          (609)        (1,885)         1,417
   Accrued commissions and payroll ....................................................          (414)          (356)           178
   Accrued warranty ...................................................................           (70)           (80)            55
   Other accrued expenses .............................................................          (578)            43            640
   Advance and progress payments from customers .......................................          (133)          (904)         1,023
   Other long-term liabilities ........................................................          (323)            (5)            --
   Income taxes .......................................................................            --             --            427
                                                                                             --------       --------       --------
         Net cash used in operating activities ........................................        (4,979)        (1,630)       (10,512)
                                                                                             --------       --------       --------
Cash Flows from Investing Activities:
   Capital expenditures for property and equipment ....................................        (1,574)          (356)        (1,377)
   Proceeds from sale of fixed assets .................................................            11             43             --
                                                                                             --------       --------       --------
         Net cash used in investing activities ........................................        (1,563)          (313)        (1,377)
                                                                                             --------       --------       --------
Cash Flows from Financing Activities:
   Borrowings on revolving line of credit .............................................         8,310         11,258          6,100
   Payments on revolving line of credit ...............................................        (7,633)       (12,816)        (3,550)
   Increase (decrease) in other current liabilities ...................................          (500)           500             --
   Redemption of Series B Preferred Stock .............................................            --            (87)          (383)
   Payments on capitalized lease obligations ..........................................            (6)           (72)           (98)
   Borrowings on long-term debt .......................................................         2,717          1,713            565
   Payments on long-term debt .........................................................          (124)          (480)          (420)
   Borrowings on loan payable .........................................................            50            131             --
   Proceeds from the issuance of common stock and warrants ............................         3,756          1,610            460
                                                                                             --------       --------       --------
        Net cash provided by financing activities .....................................         6,570          1,757          2,674
                                                                                             --------       --------       --------
Net increase (decrease) in cash and cash equivalents ..................................            28           (186)        (9,215)
Cash and cash equivalents at beginning of the year ....................................           200            386          9,601
                                                                                             --------       --------       --------
Cash and cash equivalents at end of the year ..........................................      $    228       $    200       $    386
                                                                                             ========       ========       ========
Supplemental Disclosures of Cash Flow Information:
   Interest, net ......................................................................      $    512       $    282       $     50
   Income taxes (refund) ..............................................................             7             10           (125)

                             See accompanying notes.

                    DATAMETRICS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

   Revenue Recognition

     Revenues include both product sales and revenues applicable to long-term design and production contracts. The majority of the Company's revenues from product sales and long-term contracts are measured using the "units-of-delivery" method. Revenues applicable to certain fixed-price, long-term contracts (principally design and development contracts) are measured using the "cost-to-cost" method, whereby revenue is measured by relating costs incurred to total estimated costs. Sales under cost-reimbursement-type contracts are recorded as costs are incurred. Applicable estimated profits under cost reimbursement type contracts are included in sales in the proportion that incurred costs bear to total estimated costs. Any anticipated losses on contracts are charged to income when identified.

     The Company provides an accrual for future warranty costs at the time of revenue recognition based upon the relationship of prior year sales to actual warranty costs. The warranty for the Company's products generally covers defects in material and workmanship. The current accrual represents the average outstanding warranty of approximately ninety days.

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

     Approximately 71%, 67% and 61% of the Company's sales during fiscal years 1998, 1997 and 1996, respectively, were to various U.S. government agencies under prime contracts or to prime contractors having sales to such agencies. Export sales to foreign customers amounted to $ 4,533,000 ($1,922,000 to Canada, $2,354,000 to Europe and the Middle East, and $257,000 to the Pacific Rim) or 27.0% of total sales in fiscal year 1997. Export sales in 1998 and 1996 were immaterial. The Company's three largest customers accounted for 23.7%, 22.3%, and 18.9% of the Company's sales for the fiscal year ended October 25, 1998. Its five largest customers accounted for 15.7%, 13.7%, 12.5%, 10.9% and 10.8% of the Company's sales for the fiscal year ended October 26, 1997. Its three largest customers accounted for 15.5%, 15.4% and 11.3% of the Company's sales for fiscal year ended October 27, 1996. Accounts receivable from these customers totalled $422,000 and $1,810,000 at October 25, 1998 and October 26, 1997, respectively. No other customer accounted for more than 10 percent of total revenues for fiscal 1998, 1997 and 1996.

   Cash and Cash Equivalents

     The Company considers securities purchased within three months of their date of maturity to be cash equivalents.

                    DATAMETRICS CORPORATION AND SUBSIDIARIES

   Inventories

     Inventories, which primarily include purchased parts and subassemblies, are stated at the lower of cost (first-in, first-out) or market. Contract inventory costs include purchased materials, direct labor and manufacturing overhead. General and administrative costs are expensed in the period incurred. The portion of inventoried parts not expected to be sold within one year is classified as noncurrent assets.

   Property and Equipment

     Depreciation and amortization of property and equipment are provided using the straight-line method over the following estimated useful lives:


 Building and improvements......................   39 years
 Machinery and equipment........................   2 to 5 years
 Furniture, fixtures and computer equipment.....   2 to 8 years
 Leasehold improvements.........................   Shorter of the remaining term
                                                   of the lease or the life of
                                                   the asset

   Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant estimates affecting amounts reported in the financial statements relate to revenues and costs under long-term contracts and inventory reserve accruals. Actual results could differ from those estimates.

Earnings per Share

      During 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," which provides for the calculation of "basic" and "diluted" earnings per share. This Statement, effective for financial statements issued for periods ending after December 15, 1997, requires restatement of all prior-period EPS data presented. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options. All periods presented have been restated to comply with the provisions of SFAS No. 128. The effect of common stock equivalents has been excluded from the diluted calculation since the effect would be antidilutive. The adoption of SFAS No. 128 did not effect the financial statements.

   Fair Value of Financial Instruments

      The carrying values of financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the relatively short maturities of these instruments. The carrying value of long-term debt approximates the fair value for similar debt issues based on quoted market prices or current rates offered to the Company for debt of the same maturities.

   Impairment of Long-Lived Assets

      In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value.

                    DATAMETRICS CORPORATION AND SUBSIDIARIES

   Income Taxes

     Income taxes are calculated using the liability method specified by SFAS No. 109, "Accounting for Income Taxes". SFAS No.109 requires a company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in a company's financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent realization is uncertain.

   Reclassifications

     Certain reclassifications were made to 1997 balances to conform with 1998 presentation.

    Recent Accounting Standards

     In June 1997, the FASB issued two new disclosure standards. Results of operations and financial position will be unaffected by implementation of these new standards.

     SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

     SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosure regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of and enterprises about which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and in assessing performance.

     Both SFAS Nos. 130 and 131 are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Both SFAS Nos. 130 and 131 should not have a material impact on the Company's financial statements and disclosures.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to recognize all derivative contracts at their fair values, as either assets or liabilities on the balance sheet. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedged derivative with the recognition of (1) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, or (2) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard to affect its financial statements.

Note 2. Non-recurring Charges

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

                    DATAMETRICS CORPORATION AND SUBSIDIARIES

     On October 8, 1996, a new Board of Directors was elected, effecting a change in control of the Company. This change was brought about by a group of stockholders who were dissatisfied with the strategic direction and financial performance of the Company. On October 24, 1996, the Company announced that it had accepted the resignations of four senior executives, three members of the Board of Directors, had reduced its work force at all levels by laying off 35 out of a total of 151 employees, and discontinued the CYMAX operation. These measures were undertaken based upon the new Board of Directors' assessment of the Company's business performance during the past several years, the then financial and operational position of the Company and the perceived immediate need to implement new cost control policies and procedures. As a result of these changes, the Company recorded non-recurring charges of $5,518,000 in the fourth quarter of 1996. The components of the non-recurring charges were $304,000 in severance payments and accruals relating to employee and senior executive terminations, $876,000 resulting from the accelerated depreciation charges on CYMax property and equipment, $3,323,000 related to the write-down to estimated net realizable value for CYMax inventory purchased during fiscal 1996, $542,000 for CYMax customer and materials vendor claims and $473,000 for a write-down of other assets and other liabilities related to CYMax.

Note 3. Accounts Receivable

     Accounts receivable consist of the following:

                                                               1998       1997
                                                              -------   -------
                                                                (In thousands)
     U.S. government or its prime contractors amounts billed  $ 1,009   $ 2,373
     Foreign, commercial and other .........................    1,165       550
                                                              -------   -------
                                                                2,174     2,923
     Less allowance for possible losses ....................     (195)      (48)
                                                              -------   -------
                                                              $ 1,979   $ 2,875
                                                              =======   =======

Note 4. Inventories

     Inventories consist of the following:

                                                          1998        1997
                                                        --------    --------
                                                            (In thousands)

     Stockroom inventories ..........................   $ 10,630    $  9,465
     Contracts in process ...........................      1,117         529

     Finished goods .................................        421         224
                                                        --------    --------
                                                          12,168      10,218
     Less inventories classified as non-current asset     (3,200)     (2,619)
     Less reserve for obsolescence ..................     (4,828)     (4,222)
                                                        --------    --------
                                                        $  4,140    $  3,377
                                                        ========    ========


     Inventories consist primarily of materials used by the Company for existing and anticipated contracts and materials and finished assemblies which are held to satisfy spare parts requirements of the Company's customers. Those parts not expected to be sold within one year are classified as a non-current asset. The Company does not amortize its non-current inventory, rather the Company evaluates all inventory for obsolescence on a periodic basis and records estimated reserves.

                    DATAMETRICS CORPORATION AND SUBSIDIARIES

Note 5. Income Taxes

     The primary components of the Company's net deferred income tax assets are as follows:

                                                            1998        1997
                                                          --------    --------
                                                              (In thousands)

     Net operating loss carryforwards .................   $ 12,336    $ 10,880
     General business credit carryforwards ............        372         372
     Inventory accounting methods .....................      1,991       1,729
     Deferred compensation accounting methods .........         --         269
     Book over tax depreciation .......................         40          79
     Other  non-deductible accruals and allowances ....        127         244
                                                          --------    --------
          Total deferred income tax assets ............     14,866      13,573
     Valuation allowance for deferred income tax assets    (14,866)    (13,573)
                                                          --------    --------
     Net deferred income tax assets ...................   $     --    $     --
                                                          ========    ========


     Net operating loss and tax credit carryforwards of $30,840,000 and $372,000 respectively, for federal income tax purposes will expire at various times between 1999 and 2013.

     The provision for income taxes is composed of the following:

                                               1998       1997      1996
                                             -------    -------    -------
                                                     (In thousands)
     Current:

          Federal ........................   $    --    $    --         --
          State ..........................         7         10         29
     Deferred:
          Federal ........................    (1,105)    (1,186)    (4,436)
          State ..........................      (188)      (199)    (1,395)
     Increase in valuation allowance .....     1,293      1,385      6,104
                                             -------    -------    -------
                                             $     7    $    10    $   302
                                             =======    =======    =======

                    DATAMETRICS CORPORATION AND SUBSIDIARIES

     Based upon management's judgment and the continued losses incurred by the Company, the valuation allowance represents 100% of the Company's net deferred income tax assets. The following is a reconciliation of the difference between the actual provision for income taxes and the provision computed by applying the federal statutory tax rate on loss before income taxes:

                                                                     1998       1997       1996
                                                                   -------    -------    -------
                                                                           (In thousands)
     Federal income tax benefit computed at statutory rate .....   $(1,109)   $(1,051)   $(5,809)
     State income tax expense (benefit), net of federal benefits      (195)      (185)        19
     Goodwill amortization .....................................        --         --        (78)
     Change in valuation allowance .............................     1,293      1,385      6,104
     Other, net ................................................        18       (139)        66
                                                                   -------    -------    -------
                                                                         7         10        302
                                                                   =======    =======    =======

Note 6. Revolving Line of Credit

     The Company had, with a bank, a revolving line of credit agreement, which at October 25, 1998 the Company was in default of. The balance outstanding of approximately $ 1.7 million at October 25, 1998. This amount was paid in full on December 30, 1998 (see Note 13). The Company no longer has a line of credit agreement with the bank.

Note 7. Long-Term Debt

     Long-term debt consists of the following:

                                                           1998       1997
                                                          ------     ------
                                                            (In thousands)

     Loans payable(a) ...............................     $   --     $  124
     Senior Subordinated Secured Debentures(b) ......      1,850      1,850
     Convertible Debentures(c) ......................      1,750         --
      Mortgage - South Trust Bank(d) ................        967         --
                                                          ------     ------
      Subtotal ......................................      4,567      1,974
      Less current maturities of long-term debt .....      1,871      1,974
                                                          ------     ------
                                                          $2,696     $   --
                                                          ======     ======

(a) The Company had borrowed approximately $1,311,000 at interest rates ranging from 10.03% to 10.80%, payable in monthly installments of approximately $42,000, including interest, over a three-year period. The final payment on these loans was made in April 1998.

                    DATAMETRICS CORPORATION AND SUBSIDIARIES

(b) During November 1996, the Company issued $1,850,000 of Senior Subordinated Secured Debentures with a maturity date of May 25, 1998 and an annual interest rate of 10% (effective interest is 10.8% based upon original issue discount). The proceeds from the sale of the Senior Subordinated Secured Debentures were used to reduce the line of credit and fund working capital requirements. The Senior Subordinated Secured Debenture holders received warrants to purchase a total of 616,679 shares of common stock at a price of $1.50 for each share in connection with the financing. The warrants are subject to call by the Company if the closing market price of the Company's common stock is $3.00 or greater for twenty consecutive days. The warrants expire November 25, 2001. As of October 25, 1998, the Company was in default of its principal and interest obligations on the Senior Subordinated Secured Debentures.

     In December 1998, the Company placed approximately $5.0 million of common stock and debt (see Note 13), $ 500,000 of which was used to reduce the amount owed under the Senior Subordinated Secured Debentures. The Company is currently negotiating a settlement on the remaining amount outstanding and expects to either issue new notes or repay the amounts owed with a combination of stock and cash during fiscal 1999.

(c) On July 24, 1998, the Company received $982,500 in net proceeds from the private sale of $1,000,000 in the aggregate principal amount of 7% Convertible Debentures due July 24, 2001. Additionally, on September 4, 1998, the Company received $746,500 in net proceeds from the private sale of $750,000 in the aggregate principal amount of 7% Convertible Debentures due July 24, 2001. The debentures are convertible to common shares in an amount equal to the face value of the debenture. The conversion price shall be equal to the lesser of $ 2.125 (2 1/8) per share or 80% of the average closing bid prices of the common stock for the ten day trading period immediately preceding the conversion date.

     In December 1998, the 7% Convertible Debentures were exchanged for new debt (see Note 13).

(d) In December 1997, the Company purchased a 43,000 square foot facility in Orlando, Florida for $899,000. In connection with the acquisition of this property, the Company obtained a mortgage loan in the amount of $975,000 from South Trust Bank. The loan matures on March 9, 2008. Interest is based on 8.02% per annum through March 9, 2003 and is then adjusted to equal 2.25% in excess of the weekly average yield on United States Treasury Notes adjusted to a constant maturity of five years as made available by the Federal Reserve Board.

     Maturities of the mortgage loan debt at October 25, 1998 are as follows:

                                                 (In thousands)
                      1999 .......................   $ 21
                      2000 .......................     23
                      2001 .......................     24
                      2002 .......................     26
                      2003 .......................     29
                      Thereafter .................    844
                                                     ----
                      Total Maturities ...........    967
                      Less:  Current maturities of     21
                                 long-term debt      ----
                                                      946
                                                     ====

Note 8. Loan Payable

     During 1998, the Company borrowed $50,000 against the cash surrender value of its key-man life insurance policy. At October 25, 1998, the balance owed, which approximates the cash surrender value included in other assets, was $746,000 at 7.8% per annum.

                    DATAMETRICS CORPORATION AND SUBSIDIARIES

Note 9. Leases

     The Company currently leases its facilities and various equipment under operating leases. The building leases expire through 2004 and the equipment leases expire through 2002. Minimum future rental commitments under noncancelable operating leases are as follows:

                                               (In thousands)
                  1999 .....................       $  917
                  2000 .....................          943
                  2001 .....................          830
                  2002 .....................          794
                  2003 .....................          688
                  Thereafter ...............          478
                                                   ------
                                                   $4,650
                                                   ======

     Property and equipment under capital leases have a cost of $251,000 and an accumulated depreciation of $74,000 and $71,000 at October 25, 1998 and October 26, 1997, respectively. Rental expenses charged to operations were $321,000, $652,000 and $780,000 for the fiscal years 1998, 1997 and 1996, respectively.

                    DATAMETRICS CORPORATION AND SUBSIDIARIES

Note 10. Stock Option Plans and Warrants

   Stock Options

     The Company has several stock option plans which provide for the granting of options to employees or directors at prices and terms as determined by the Board of Directors. Such options vest over a period of one to four years. All options issued by the Company to date have exercise prices which were equal to the market value of the Company's common stock at the date of grant.

     The following table sets forth summarized information concerning the Company's stock options:

                                                                                            Number of             Exercise
                                                                                              Shares             Price Range
                                                                                              ------             -----------
                                                                                          (In thousands)
     Options outstanding for shares of common stock at
      October 29, 1995 ............................................................            1,072            $0.7500-8.2500
        Granted ...................................................................              657            $1.2500-8.3750
        Canceled or expired .......................................................             (886)           $1.2500-8.3750
        Exercised .................................................................             (208)           $0.7500-5.7500
                                                                                              ------            --------------
     Options outstanding for shares of common stock at
      October 27, 1996 ............................................................              635            $1.2500-7.8750
        Granted ...................................................................              173            $1.4375-1.6250
        Canceled or expired .......................................................             (614)           $1.2500-7.8750
        Exercised .................................................................               --                        --
                                                                                              ------            --------------
     Options outstanding for shares of common stock at
      October 26, 1997 ............................................................              194            $1.2500-7.8750
         Granted ..................................................................               85            $ 1.8150
         Canceled or expired ......................................................              (38)           $1.2500-7.8750
         Exercised ................................................................               --                        --
                                                                                              ------            --------------
     Options outstanding for shares of common stock at
      October 25, 1998 ............................................................              241            $1.2500-7.8750
                                                                                              ======            ==============

            Shares reserved for issuance at October 25, 1998 ......................            1,534
                                                                                               =====

     Weighted average option exercise price information was as follows:

                                                      1998      1997      1996
                                                      ----      ----      ----
     Outstanding at beginning of year .......        $2.47     $3.53     $2.82
     Granted during the year ................        $1.82     $1.50     $6.42
     Exercised during the year ..............           --        --     $1.70
     Canceled, terminated and expired .......        $2.23     $3.78     $5.23
     Exercisable at year end ................        $2.02     $2.47     $3.09

                    DATAMETRICS CORPORATION AND SUBSIDIARIES

     Significant option groups outstanding at October 25, 1998 and related weighted average price and life information were as follows:

                                                                    Weighted Average                                  Weighted
                                                    Number             Remaining     Weighted Average   Number         Average
Exercise Price Range                              Outstanding      Contractual Life   Exercise Price  Exercisable   Exercise Price
--------------------                              -----------      ----------------   --------------  -----------   --------------
                                                 (In thousands)                                     (In thousands)
$1.2500 ................................              40                   0.36          $1.2500         40             $1.2500
$1.5000-5.7500 .........................              46                   2.82          $2.1758         25             $2.6327
$7.8750 ................................              10                   2.13          $7.8750          7             $7.8750
$1.2500 ................................              60                   2.95          $1.2500         30             $1.2500
$1.8150 ................................              85                   3.52          $1.8150         11             $1.8150
-------                                              ---                                                ---
                                                     241                   2.66          $1.9003        113             $2.0028
                                                     ===                                                ===


     The Company applies Accounting Principles Board Opinion No. 25, "Accounting For Stock Issued To Employees," and selected interpretations in accounting for its stock-based compensation plans. Accordingly, as all options and warrants have been granted at exercise prices equal to fair market value on the date of grant, no compensation expense has been recognized by the Company in connection with its stock-based compensation plans. Had compensation cost for the stock options and warrants been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, "Accounting For Stock-Based Compensation," the Company's net loss and loss per share would have been increased by approximately $199,000, $387,000 and $913,000 or $.01, $.12, and $.07 per share in 1998, 1997 and 1996, respectively. The weighted average fair value of the options and warrants granted during 1998 , 1997 and 1996 is estimated at $.65, $.87 and $4.00 on the date of grant (using Black-Scholes option pricing model) with the following weighted average assumptions for both 1998, 1997 and 1996: volatility of 46.5%, 46.5% and 103%, risk-free interest rate of 6.20%, 6.20% and 5.12%, and an expected life of two to five years in 1998 , 1997 and 1996.

   Warrants

     There are 200,000 shares of common stock reserved for issuance upon exercise of warrants sold for $0.001 per warrant to the underwriters of the Company's June 21, 1995 offering of common stock. The warrants are exercisable for a period of five years beginning June 21, 1996 and have a per-share exercise price equal to $9.60 (120% of the initial public offering price of $8.00). There were 616,679 shares of common stock reserved for issuance upon exercise of warrants issued in conjunction with the Company's November 25, 1996 Senior Subordinated Debt Offering. The warrants are exercisable for a period of five years beginning November 25, 1996 and have a per-share exercise price of $1.50. There were 337,000 warrants outstanding at October 25, 1998. There are 200,000 shares of common stock reserved for issuance upon exercise of warrants issued in conjunction with a commitment to raise up to $3,000,000 in capital for the Company. The warrants are exercisable for a period of five years beginning February 5, 1997 and have a per-share exercise price of $2.00. There are 1,200,000 shares of common stock reserved for issuance upon exercise of warrants issued to two executive officers issued in conjunction wth their employment agreements (see Note 11). The warrants are exercisable for a period of five years beginning November 13, 1996 and have a per-share exercise price of $ 2.00.


Note 11. Commitments and Contingencies

   Employment Agreements

     The Company has employment agreements with two of its executive officers/directors which expire December 31, 2002. The agreements automatically renew on an annual basis unless notified by July 1. Such agreements provide for minimum salary levels, adjusted annually for cost-of-living changes, as well as for incentive bonuses which are payable if specified management

                    DATAMETRICS CORPORATION AND SUBSIDIARIES goals are attained. The aggregate commitment for future salaries at October 25, 1998, excluding bonuses, was approximately $2,641,000. These agreements also provide severance pay benefits upon termination of the executive's employment with the Company as follows:

     (a) Company-Initiated Termination Without Cause--the executive shall be entitled to one payment of the Base Salary for a period equal to the greater of (i) one year from the date of termination, or the remainder of the employment term; and (ii) the Company shall continue to provide the executive and the members of the executive's immediate family all benefits provided by the employment agreement. If any of these benefits terminate by operation of law, the Company will reimburse the executive for the costs of replacing those benefits for the remainder of such period. As security for all of the Company's obligations to make any payments to the executives, the Company granted to the executives a subordinated security interest in all assets of the Company now owned or hereafter acquired.

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

   Legal Proceedings

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

     Four former officers of the Company (the "Former Officers"), whose employment relationships with the Company terminated in part as a result of the Company's restructuring in October 1996, sought severance benefits from the Company. On January 13, 1997, three of the Former Officers sued the Company in the Superior Court of the State of California for Los Angeles County, in order to enforce payment of severance benefits under certain agreements, each dated as of October 7, 1996, between each Former Officer and the Company (collectively, the "Severance Agreements"). The fourth Former Officer sued the Company in response to the Company's cross-complaint described below. The Former Officers sought damages from the Company based upon the Severance Agreements and an alleged implied promise not to terminate the employment of the Former Officers with the Company without good cause.

     On September 28, 1998, a California trial court upheld the enforceability of the Former Officers' severance agreements and the Former Officers' requested entry of a judgment in the approximate amount of $1,200,000 plus interest and costs.. The Company has appealed the judgement. The Company has obtained a written guarantee from a significant stockholder guaranteeing payment of the judgement should the Company lose on appeal. The Company is unable to estimate the results of the appeal and at October 25,1998, nothing has been accrued in the financial statements related to this litigation.

     In a separate matter regarding benefits under the Company's Supplemental Executive Retirement Plan (the "SERP"), the Company entered into a settlement agreement (the "Agreement") on February 10, 1998 with the Former Officers in the total amount of $643,681. The amount was accrued for in fiscal year ended October 26, 1997. The SERP was terminated when a cash settlement was distributed on October 2, 1998.

     In April 1998, the owner of the Woodland Hills, CA premises formerly occupied by the Company sued for the balance of all rent due through the end of the extant lease agreement plus damages of approximately $1,000,000. The Company relocated from such premises after the owner had ignored repeated notifications of unsafe structural conditions as cited by Los Angeles County building inspectors. Although it is presently too early to determine the outcome of this litigation, the Company believes it has valid defenses in this case and has made no accrual relating to this litigation.

                    DATAMETRICS CORPORATION AND SUBSIDIARIES

Note 12. Employee Benefit Plans

     The Company sponsors a defined contribution 401(k) plan, as amended, covering a majority of its employees. The plan allows eligible employees to contribute up to 14% of their gross salary. Company contributions are voluntary and at the discretion of the Board of Directors. There were no Company contributions in fiscal years 1998, 1997 and 1996. Employees vest in Company contributions based upon their years of vesting service, as defined.

     During November 1994, the Company established a SERP, a defined benefit pension plan covering certain officers to whom the plan is offered. Normal retirement age is 65, but provision is made for earlier retirement. Benefits under the plan are generally payable for up to fifteen years after a participant's retirement. However, the participant may elect a lump-sum payment equal to 90% of the net present value of the benefit amount at the participant's retirement date. As discussed in Note 11, the SERP was terminated in October 1998.

Note 13. Subsequent Events

     On  December  29,  1998,  the  Company   closed  a  private   placement  of
approximately $3.45 million of 10% Subordinated Notes due in 2000 (the "Subordinated Notes") and $1.55 million in shares of the Company's common stock. The Subordinated Notes, which are unsecured and callable under certain conditions, provide for the Company to issue 5-year warrants exercisable into the Company's common stock at a price of $1.50 per share. As part of the offering, investors holding $1.75 million of the Company's Convertible
Debentures issued earlier in the year exchanged their holdings for new 10% Subordinated Notes. In addition, holders of $500,000 of the Company's Senior Subordinated Debentures also exchanged their Debentures for the new 10%
Subordinated Notes. The net proceeds of approximately $2.75 million from the sale of Subordinated Notes and common stock will be used for debt retirement and working capital purposes.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Datametrics Corporation

The audits referred to in our report data January 7, 1999 relating to the consolidated financial statements of Datametrics Corporation and subsidiaries, which is contained in Item 8 of Form 10-K, included the audits of the financial statement schedule listed in the accompanying index for the years ended October 25, 1998 and October 26, 1997. The financial statement schedule is the responsibility of management. Our responsibility is to express an opinion on the financial statement schedule based upon our audits.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.



                                BDO Seidman, LLP



New York, New York
January 7, 1999

                    DATAMETRICS CORPORATION AND SUBSIDIARIES

                 SCHEDULE II--Valuation And Qualifying Accounts

                    For Each Of The Three Fiscal Years In The
                          Period Ended October 25, 1998

                               Classification                                           1998               1997               1996
                               --------------                                          -------            -------            -------
                                                                                                     (In Thousands)
Reserve for possible losses:
Balance at beginning of period ............................................            $    48            $    68            $    47
Add-provision charged to operations .......................................                147                  2                 21
Less-recovery of bad debt .................................................                 --                  3                 --
Less-reserve applied during the year ......................................                 --                 19                 --
                                                                                       -------            -------            -------
Balance at end of period ..................................................            $   195            $    48            $    68
                                                                                       =======            =======            =======
Reserve for warranty:
Balance at beginning of period ............................................            $   100            $   180            $   125
Add-provision charged to operations .......................................                 --                142                221
Less-reserve applied during the year ......................................                 70                222                166
                                                                                       -------            -------            -------
Balance at end of period ..................................................            $    30            $   100            $   180
                                                                                       =======            =======            =======
Reserve for inventory obsolescence:
Balance at beginning of period ............................................            $ 4,222            $ 5,575            $ 1,773
Add-provision charged to operations .......................................                985                554              3,802
Less-reserve applied during the year ......................................                379              1,907                 --
                                                                                       -------            -------            -------
Balance at end of period ..................................................            $ 4,828            $ 4,222            $ 5,575
                                                                                       =======            =======            =======
Reserve for prepaid royalties:
Balance at beginning of period ............................................            $    70            $   820            $   750
Add-provision charged to operations .......................................                 --                 --                 70
Less-reserve applied during the year ......................................                 --                750                 --
                                                                                       -------            -------            -------
Balance at end of period ..................................................            $    70            $    70            $   820
                                                                                       =======            =======            =======
Valuation allowances for deferred income tax assets:
Balance at beginning of period ............................................            $13,573            $12,088            $ 5,984
Add-provision charged to operations .......................................              1,293              1,485              6,104
                                                                                       -------            -------            -------
Balance at end of period ..................................................            $14,866            $13,573            $12,088
                                                                                       =======            =======            =======

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

24.2    Consent of BDO Seidman, LLP, Independent Auditors.*

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

------
*    Filed herewith.