Form 10QSB
period 1999-01-24
DATAMETRICS CORP
filed 1999-03-11
CIK 27082

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 24, 1999
                                           ----------------

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

Common Stock. $.01 Par Value--17,172,879 shares as of February 26, 1999

                            DATAMETRICS CORPORATION
                             Index to Form 10-QSB

                                                                  Page No.
--------------------------------------------------------------------------------

Part I - Financial Information

  Item 1.     Financial Statements:
                   Consolidated Balance Sheets
                   as of January 24, 1999 and
                   October 25, 1998                                    3

                   Consolidated Statements of
                   Operations for the Three Months
                   Ended January 24, 1999 and
                   January 25, 1998                                    4

                   Consolidated Condensed Statements
                   Of Cash Flows for the Three Months
                   Ended January 24, 1999 and
                   January 25, 1998                                    5

                   Notes to Consolidated Condensed
                   Financial Statements                                6

     Item 2.  Management's Discussion and Analysis
              of Financial Condition and Results
              of Operations                                            8

Part II - Other Information
     Item 1.     Legal Proceedings                                    11
     Item 2.     Changes in Securities and uses of proceeds           12
     Item 3.     Defaults upon Senior Securities                      12
     Item 4.     Submission of matters to a vote of                   12
                 security holders
     Item 5.     Other Information                                    12
     Item 6.     Exhibits and Reports on Form 8-K                     13

     Signatures                                                       14

                            DATAMETRICS CORPORATION

                          CONSOLIDATED BALANCE SHEETS

CONSOLIDATED                                                                 DATAMETRICS CORPORATION
BALANCE SHEETS

(In thousands, except for share data)                                   January 24, 1999        October  25, 1998
-------------------------------------                            -------------------------------------------------
                                                                           (unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                         $275                     $228
  Accounts receivable, net                                                         2,287                    1,979
  Inventory, net                                                                   4,421                    4,140
  Prepaid expenses and other current assets                                           10                       55
                                                                 ------------------------  -----------------------
    Total current assets                                                           6,993                    6,402

Property and Equipment, at Cost:
  Land                                                                               420                      420
  Building                                                                         1,042                    1,042
  Machinery and equipment                                                          3,312                    3,312
  Furniture, fixtures & computer equipment                                         2,562                    2,562
  Leasehold improvements                                                              71                       71
                                                                 ------------------------  -----------------------
                                                                                   7,407                    7,407
  Accumulated depreciation and amortization                                       (5,221)                  (5,100)
                                                                 ------------------------  -----------------------
  Net property and equipment                                                       2,186                    2,307
Inventoried parts                                                                  3,200                    3,200
Other Assets                                                                         762                      810
                                                                 ------------------------  -----------------------
                                                                                 $13,141                  $12,719
                                                                 =======================   ======================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Revolving line of credit                                                          ----                   $1,669
  Current maturities of long-term debt                                             1,852                    1,871
  Accounts payable                                                                 1,024                    1,034
  Accrued commissions and payroll                                                    182                      225
  Accrued warranty                                                                    30                       30
  Other accrued expenses                                                             393                      440
  Other accrued liabilities                                                        1,225                     ----
                                                                 ------------------------  -----------------------
    Total current liabilities                                                      4,706                    5,269

Long-Term Debt, Less current maturities                                            3,896                    2,696
Loan Payable                                                                         746                      746
                                                                 ------------------------  -----------------------
Total liabilities                                                                  9,348                    8,771
Commitments and Contingencies
Stockholders Equity
  Common stock, $.01 par value--40,000,000 shares
     authorized; 17,172,879 shares issued and
     outstanding in 1999 (14,722,629 in 1998)                                        172                      156
  Additional paid-in capital                                                      39,455                   37,910
  Accumulated deficit                                                            (35,834)                 (34,058)
                                                                 ------------------------  -----------------------
    Total stockholders' equity                                                     3,793                    4,008
                                                                 ------------------------  -----------------------
                                                                                 $13,141                  $12,719
                                                                 =======================   ======================

See accompanying notes.

                            DATAMETRICS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED                                                                                 DATAMETRICS CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited)
                                                      For The Three Months                                For The Three Months
                                                              Ended                                              Ended
                                                        January 24, 1999                                    January 25, 1998
(In thousands, except per share data)
-------------------------------------             =================================================================================

SALES                                                                    $1,586                                             $1,525
   Cost of sales                                                          1,084                                              1,588
   Research & development                                                    62                                                136
   Selling, general & administrative                                        867                                              1,026
   Lease settlement expense                                               1,225
                                                  -----------------------------                             -----------------------
Loss                                                                     (1,652)                                            (1,225)
Interest expense, net                                                       124                                                 87
                                                  -----------------------------                             -----------------------
Loss before provision for income taxes                                   (1,776)                                            (1,312)
Provision for income taxes                                                 ----                                               ----
                                                  -----------------------------                             -----------------------
Net loss                                                                 (1,776)                                           ($1,312)
                                                  =============================                             =======================

Loss per share of common stock:
   Basic and diluted net loss                                             (0.11)                                            ($0.08)
                                                  =============================                             =======================


WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
   Basic and diluted                                                     16,578                                             15,031


See accompanying notes.

                            DATAMETRICS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              DATAMETRICS CORPORATION
CASH FLOWS STATEMENT
(Unaudited)
                                                                             For The Three Month Period


(In thousands)(Brackets denote cash outflows)                            January 24, 1999           January 25, 1998
---------------------------------------------                   -----------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                         (1,776)                    (1,312)
  Adjustments:
     Depreciation and amortization                                                    121                        152
     Loss on assets                                                                     -                          -


  Changes in assets and liabilities
     Accounts receivable                                                             (308)                     1,377
     Inventory                                                                       (281)                      (792)
     Prepaid expenses and  other current assets                                        45                          2
     Other Assets                                                                      48                         16
     Accounts payable                                                                 (10)                      (504)
     Accrued commission and payroll                                                   (43)                      (125)
     Other accrued expenses                                                        (1,178)                       (43)
     Advance and progress payments from customers                                       -                        (63)
     Other long-term liabilities                                                        -                         12
                                                                -------------------------  --------------------------

Net cash used in operating activities                                              (1,026)                    (1,280)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures for property and equipment                                       -                       (922)
                                                                -------------------------  --------------------------
Net cash used in investing activities                                                   -                       (922)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on revolving line of credit                                              426                      3,358
  Payments on revolving line of credit                                             (2,095)                    (3,131)
  Redemption of Series B Preferred Stock                                                -                          -
  Payment on capitalized lease obligations                                            (17)                        (6)
  Borrowings on long-term debt                                                      3,450                        899
  Payments on long-term debt                                                            -                        (85)
  Exchange of 7% Convertible Debentures                                            (1,750)
  Exchange of Senior Subordinated Debentures                                         (500)
  Proceeds from the issuance of common stock and warrants                           1,559                      2,002
                                                                -------------------------  --------------------------
Net cash used in financing activities                                               1,073                      3,037
                                                                -------------------------  --------------------------
Net increase in cash and cash equivalents                                              47                        835
Cash and cash equivalents at the beginning of the period                              228                        200
                                                                -------------------------  --------------------------
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD                                   $275                     $1,035
                                                                =========================  ==========================

Cash paid during the period for:
   Interest                                                                           $37                       $132
   Income Taxes                                                                         -                          -


See accompanying notes.

                            DATAMETRICS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                January 24,1999
                                  (Unaudited)

1. The consolidated financial statements include the accounts of Datametrics Corporation and its wholly-owned subsidiaries (collectively, the "Company").

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission for the requirements of the Quarterly Report on Form 10-QSB. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the statements and notes thereto included in the Company's latest Annual Report on Form 10-K for the fiscal year ended October 25, 1998 as filed with the Securities and Exchange Commission.

The information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to present a fair statement of the results of operations for the interim periods. Much of the Company's business is longer term and involves varying development, production, and delivery schedules. Accordingly, results of a particular quarter or quarter-to-quarter comparisons of recorded sales and profits may not be indicative of future operating results, including results for the fiscal year ending October 31, 1999.

2. INVENTORIES Stockroom inventories consist primarily of materials used by the Company for existing and anticipated contracts and materials and finished assemblies which are held to satisfy spare parts requirements of the Company's customers. Those parts not expected to be sold within one year are classified as a non-current asset. The Company does not amortize its non-current inventory, rather the Company evaluates all inventory for obsolescence on a periodic basis and records estimated reserves.

Inventories as of January 24, 1999 consist of the following:

Inventories of parts and sub-assemblies     $11,184,000
Contracts in progress                         1,065,000
Finished goods                                  200,000
                                            -----------
                                             12,449,000
  Less non current inventories                3,200,000
 Less reserve for obsolescence                4,828,000
                                            -----------
                                            $ 4,421,000
                                            -----------

3. SUBSEQUENT EVENTS In April 1998, the Owner of the Woodland Hills, CA, premises formerly occupied by the Company sued for the balance of all rent due through the end of the extant lease plus damages of approximately $1,000,000. The Company relocated from such premises after the Owner had ignored repeated notifications of unsafe structural conditions as cited by Los Angeles County building inspectors.

On March 2, 1999, the Court signed a judgment in the suit in favor of the Owner, which judgment has been settled and will be satisfied pursuant to a Mutual Release and Settlement Agreement with the Owner. Under the terms of the Agreement, the Company will pay $850,000 in cash and 150,000 shares of Common Stock to the Owner. The Company has agreed to register the shares, and under certain circumstances, the Company will issue additional shares to the extent that the market price of the Company's Common Stock falls below certain levels. The Company also has the right to repurchase the shares under certain circumstances.

On March 10, 1999, the Company sold $250,000 of Bridge Notes to certain investors, including two directors. The Bridge Notes have a maturity of 60 days and pay interest at the rate of 10% per annum. In connection with the Bridge Notes, the Company also issued warrants to purchase a total of 50,000 shares of the Company's Common Stock with an exercise price equal to $1.375 per share.
The Bridge Notes are intended to provide temporary working capital until a more permanent source of financing is arranged.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS

               Three Month Period Ended January 24, 1999 Compared
               --------------------------------------------------
                  To Three Month Period Ended January 25, 1998
                  --------------------------------------------

Sales for the three month period ended January 24, 1999 were $1,586,000 an increase of $61,000 or 4%, compared with sales of $1,525,410 in the same period in the prior fiscal year. Sales of defense and defense related products decreased $598,000, while other sales increased $659,000. The decrease in defense and defense related sales for the three months ended January 24, 1999 is attributable to lower than anticipated orders from the Department of Defense and prime contractors.

Cost of sales for the first three months of fiscal 1999 was $1,084,000 (68% of sales), a decrease of $479,720 or 30%, compared with $1,584,000 (104% of sales) for the same period in the prior fiscal year. Cost of sales is down from the same period in the prior fiscal year due to lower direct labor costs in the Company's Florida manufacturing operation compared to the Company's former manufacturing operation in California.

Research and development expenses were $62,000 for the three month period ended January 24, 1999, a decrease of $74,000 or 54%, compared with $136,000 for the same period in the prior year. The decrease is due to lower development costs associated with the Company's new family of industrial printers.

Selling, general and administrative ("SG&A") expenses for the three month period ended January 24, 1999 were $867,000 (55% of sales) a decrease of $159,000, or 15%, compared with $1,026,000 (67% of sales) for the same period in the prior fiscal year. The decrease is due to lower administrative and support staff expenses throughout the company. The Settlement Agreement with the Owner of the Woodland Hills, CA, property was $1,225,000.

The agreement to settle the Company's lease obligation to its former California landlord for cash and stock resulted in a charge of $1,225,000.

Net interest expense amounted to $124,000 for the three month period ended January 24, 1999 compared with net interest expense of $87,000 for the same period in the prior year. This increase is due to higher outstanding borrowings.

The net loss for the three month period ended January 24, 1999 amounted to $1,776,000 an increase of $464,000, compared with a net loss of $(1,312,000) for the same period in the prior year.

Management has determined that, based on the Company's historical losses from recurring operations, the Company will not recognize its net deferred tax assets at January 24, 1999. Ultimate recognition of these tax assets is dependent, to some extent, on future revenue levels and margins. It is the intention of management to assess the appropriate level for the valuation allowance each quarter.

The contract process in which products are offered for sale is generally set before costs are incurred, and prices are based on estimates of the costs, which include the anticipated impact of inflation.

The Company's backlog of funded orders not yet recognized as revenue at January 24, 1999 was approximately $4,604,000. Most of the January 24, 1999 backlog is expected to be delivered during the next twelve months.



                        LIQUIDITY AND CAPITAL RESOURCES

The Company had a revolving line of credit agreement (the "Credit Agreement") with a bank, collateralized by substantially all of the Company's assets. The Company was in default on December 30, 1998 when the outstanding balance of approximately $1.7 million was paid in full. The Company no longer has a line of credit with the bank.


The Company's working capital and current ratios at January 24, 1999 and at the end of fiscal years 1998, 1997 and 1996 were $2,287,000, $3,570,000, $2,239,000 and $3,187,000 and 1.4, 1.6, 1.3 and 1.3, respectively.

Management believes that the Company must make approximately $400,000 of capital expenditures (including capitalized leases) during the remainder of fiscal 1999. The Company's other principal commitments for fiscal year 1999 include principal and interest payments on loans and subordinated debt and payments in settlement of litigation.

Management is attempting to finance the capital expenditure requirements and other commitments from the issuance of stock, subordinated debt, capital leases, commercial loans or other sources of working capital.

The Company utilizes various computer software packages as tools in running its accounting operations. Management plans to replace the current Western Data Systems software with a software package better suited to support its current and future business needs. The approach includes: an assessment of internal programs and equipment; communication with major customers and vendors with respect to the state of readiness of their systems; an evaluation of facility related issues and the development of a contingency plan. This approach is designed to maintain an uninterrupted supply of goods and services to/from the Company. The Company is incorporating to the Y2K computer programming language into its choice of an appropriate software package. The Company does not believe the investment required for its mainframe and critical hardware equipment to be Y2K compliant will be significant.

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

The Company continues to assess the risks associated with program failures and will develop a formal contingency plan with its business partners to address the specific risks. The failure to correct a material Y2K problem could result in an interruption in normal business activity. The Company's plan is expected to significantly reduce the risk associated with the Y2K issue. However, due to the inherent uncertainty of the Y2K issue and dependence on third-party compliance, no assurance can be given that potential Y2K failures will not adversely effect the Company's operations, liquidity and financial position.

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

Item 1. Legal Proceedings

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

On September 28, 1998, a California trial court upheld the enforcability of the Former Officer's severance agreements and the Officer's requested entry of a judgment in the approximate amount of $1,200,000 plus interest and costs. The Company has appealed the judgment. The Company has obtained a written guarantee from a holder of a significant amount of the Company's debt securities guaranteeing payment of the judgment, should the Company lose on appeal. If the holder pays the guaranty, the Company has agreed to issue such holder 7% convertible debentures with a two year maturity in an amount equal to the amount so paid, which debentures will be convertible into shares of common stock of the Company at the lower of $2.00 per share or 75% of the closing sale price on the date of payment. The Company is unable to estimate the results of its appeal and at January 24, 1999 nothing has been accrued for in the consolidated financial statements related to this litigation.

In April 1998, the Owner of the Woodland Hills, CA, premises formerly occupied by the Company sued for the balance of all rent due through the end of the extant lease agreement plus damages of approximately $1,000,000. The Company relocated from such premises after the Owner had ignored repeated notifications of unsafe structural conditions as cited by Los Angeles County building inspectors.

On March 2, 1999, the Court signed a judgment in the suit in favor of the Owner, which judgment has been settled and will be satisfied pursuant to a Mutual Release and Settlement Agreement with the Owner. Under the terms of the Agreement, the Company will pay $850,000 in cash and 150,000 shares of Common Stock to the Owner. The Company has agreed to register the shares, and under certain circumstances, the Company will issue additional shares of Common Stock to the extent that the market price of the Company's Common Stock falls below certain levels. The Company also has the right to repurchase the shares under certain circumstances.

Item 2. Changes in securities and uses of proceeds.
                     None

Item 3 Defaults upon Senior Securities

The Company remains in default of approximately $1.35 million in principal amount of Senior Secured Subordinated Notes. The Company is currently attempting to negotiate a settlement on the remaining amounts outstanding by way of either issuance of new notes or repayment of the amounts owed with a combination of equity securities and cash during fiscal 1999.

Item 4. Submission of matters to a vote of security holders.
                     None

Item 5. Other Information

On December 30, 1998, the Company placed approximately $3.45 million of 10% Subordinated Notes due 2000 (the "Subordinated Notes") and

$1.55 million in shares of the Company's Common Stock. The Subordinated Notes, which are unsecured and callable under certain conditions, provide for the Company to issue 5-year warrants exercisable into the Company's Common Stock at a price of $1.50 per share.

As part of the offering, investors holding $1.75 million of the Company's Convertible Debentures issued in July and September of 1998 exchanged their holdings for new Subordinated Notes. In addition, holders of $500,000 of the Company's Senior Subordinated Debentures also exchanged their debentures for the new Subordinated Notes. The net proceeds of approximately $2.75 million was used for debt retirement and working capital purposes.

On March 10, 1999, the Company sold $250,000 of Bridge Notes to certain investors, including two directors. The Bridge Notes have a maturity of 60 days and pay interest at the rate of 10% per annum. In connection with the Bridge Notes, the Company also issued warrants to purchase a total of 50,000 shares of the Company's Common Stock with an exercise price equal to $1.375 per share.
The Bridge Notes are intended to provide temporary working capital until a more permanent source of financing is arranged.

Item 6. Exhibits and Reports on Form 8-K
        (a)  List of Exhibits:
             Exhibit 27  Financial Data Schedule
             Exhibit 10.12  Mutual Release and Settlement Agreement
        (b)  Reports on Form 8-K
              None

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Form 10-QSB to be signed on its behalf by its duly authorized representatives.


                                        DATAMETRICS CORPORATION
                                        -----------------------
                                        (Registrant)



Dated:   March 10, 1999                  /s/ DANIEL P. GINNS
       --------------------------      ---------------------------
                                           Daniel P. Ginns
                                           Chief Executive Officer



Dated:   March 10, 1999               /s/ WILLIAM B. PANDOS
       --------------------------      ---------------------------
                                         William B. Pandos
                                         Principal Financial Officer