Form 10QSB
period 1999-04-25
DATAMETRICS CORP
filed 1999-06-08
CIK 27082

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

{X} Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 25, 1999
                                           --------------
                                       or

{ } Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ________to_________

Commission File Number  0-8567

                             DATAMETRICS CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                                95-3545701
------------------------------                            ----------------------
(State or other jurisdiction                                 (I.R.S. Employer
incorporation or organization)                            Identification Number)

      25B Hanover Road
      Florham Park, New Jersey                                    07932
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock. $.01 Par Value--19,007,227 shares as of June 7, 1999

                             DATAMETRICS CORPORATION
                              Index to Form 10-QSB

                                                                        Page No.
                                                                        --------
Part I - Financial Information
         Item 1.     Financial Statements:
                  Consolidated Balance Sheet
                  as of April 25, 1999                                      3

                  Consolidated Statements of
                  Operations for the Six Months
                  Ended April 25, 1999 and
                  April 26, 1998                                            4

                  Consolidated Statements of
                  Cash Flows for the Six Months
                  Ended April 25, 1999 and
                  April 26, 1998                                            5

                  Notes to Consolidated
                  Financial Statements                                      6

         Item 2.           Management's Discussion and Analysis
                           of Financial Condition and Results
                           of Operations                                    7


Part II - Other Information
         Item 1.           Legal Proceedings                                11
         Item 2.           Changes in securities and uses of funds.         11
         Item 3.           Defaults upon Senior Securities                  12
         Item 4.           Submission of matters to a vote
                           of security holders.                             12
         Item 5.           Other Information                                13
         Item 6.           Exhibits and Reports on Form 8-K                 13

Signatures                                                                  14

                             DATAMETRICS CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                   (unaudited)



(in thousands, except for share date)                         April 25, 1999
-------------------------------------                         --------------
ASSETS
CURRENT ASSETS:
      Cash and cash equivalents                                      $310
      Accounts receivable, net                                      2,375
      Inventory, net                                                4,596
      Prepaid expenses and other current assets                        61
                                                                  ----------
      Total Current Assets                                          7,342

Property and Equipment, at Cost:
      Land                                                            420
      Building                                                      1,042
      Machinery and equipment                                       3,312
      Furniture, fixtures & computer equipment                      2,638
      Leasehold improvements                                           96
                                                                  ----------

                                                                    7,508
      Accumulated depreciation and amortization                   (5,332)
                                                                  ----------

      Net property and equipment                                    2,176
      Inventoried Parts                                             3,200
      Other Assets                                                    775
                                                                  ----------

                                                                  $13,493
                                                                  ==========

LIABILITIES AND STOCKHOLDERS EQUITY
CURRENT LIABILITIES:
      Revolving line of credit                                       ----
      Current maturities of long-term debt                          1,350
      Accounts Payable                                              1,008
      Accrued commissions and payroll                                  90
      Accrued warranty                                                 30
      Other accrued expenses                                          323
      Other accrued liabilities                                     1,225
      Bridge Notes                                                    450
      Short term-loans                                                 50
                                                                    --------

         Total Current Liabilities                                  4,476
                                                                    --------

      Long-Term Debt, less current maturities
      Loan Payable                                                  4,396
      Other Long-Term Liabilities                                     746
                                                                   ---------

         Total Liabilities                                          9,618
                                                                    --------

      Commitments and Contingencies
      Stockholders Equity
      Common stock, $.01 par value - 40,000,000 shares
         authorized; 17,172,879 shares issued and
         outstanding in 1999 (14,722,629 in 1998)                     172
      Additional paid-in capital                                   39,455
      Accumulated deficit                                        (35,752)
                                                                 -----------

      Total Stockholders' Equity                                    3,875
                                                                ------------
                                                                  $13,493
                                                                  ==========


      See accompanying notes.

                             DATAMETRICS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATION

                                                                 (Unaudited)                      (Unaudited)
                                                             Three months ended                Six months ended
                                                       -----------------------------------------------------------------
                                                         April 25,       April 26,         April 25,        April 26,
                                                            1999            1998             1999             1998
                                                       -------------- ---------------- ----------------- ---------------
                                                                   (In thousands, except for per share data)

Sales                                                     $2,302         $2,004            $3,888            $3,529

      Cost of Sales                                        1,182          1,036             2,266             2,624
      Research & development                                 116            212               178               348
      Selling, general & administrative                      801            966             1,668             1,992
                                                       -------------- ---------------- ----------------- ---------------

Income (loss) from operations                                203           (210)             (224)           (1,435)
Interest expense, net                                        116            145               240               232
Lease settlement expense                                       0              0             1,225                 0
                                                       -------------- ---------------- ----------------- ---------------

Income (loss) before provision                                87           (355)           (1,689)           (1,667)
      for income taxes
Provision for income taxes                                     0              3                 0                 3
                                                       -------------- ---------------- ----------------- ---------------
Net income (loss)                                             87          ($358)          ($1,689)          ($1,670)
                                                       ============== ================ ================= ===============
Earnings (loss) per share of common stock                     --         ($0.02)           ($0.10)           ($0.11)
      Basic & diluted
                                                       ============== ================ ================= ===============
Weighted average number of shares outstanding             17,123         15,035            16,851            14,869
Basic & diluted
                                                       ============== ================ ================= ===============

                             DATAMETRICS CORPORATION
                       CONSOLIDATED CASH FLOWS STATEMENTS

                                                                               For The Six Month Period
(In thousands)(Brackets denotes cash outflows)                         April 25, 1999             April 26, 1999
---------------------------------------------------------------  -------------------------- --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                                  (1,689)                 (1,670)
Adjustments:
   Depreciation and amortization                                             232                     302
   Bad debt expense                                                            -                      25
Changes in assets and liabilities
Accounts receivable                                                         (396)                  1,236
Inventory                                                                   (456)                 (1,144)
Prepaid expenses and other current assets                                     (6)                     83
Other assets                                                                  35                     298
Accounts payable                                                             (26)                   (593)
Accrued commission and payroll                                              (135)                   (485)
Other accrued expenses                                                    (1,108)                 (1,193)
Advance and progress payments from customers                                   -                    (133)
Other long-term liabilities                                                    -                    (276)
                                                                 -------------------------- --------------------------
Net cash provided by (used in) operating activities                       (1,333)                 (3,550)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for property and equipment                             (101)                 (1,357)
                                                                 -------------------------- --------------------------
Net Cash used in investing activities                                       (101)                 (1,357)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings on revolving line of credit                                    426                   5,756
   Payments on revolving line of credit                                   (2,095)                 (5,008)
   Payment on capitalized lease obligations                                  (24)                     (6)
   Borrowings on long-term debt                                            1,200                     899
   Payments on long-term debt                                                  -                    (133)
   Proceeds from the issuance of common stock and warrants                 1,559                   3,472
   Proceeds from bridge notes                                                400                       -
   Proceeds from short term loans                                             50                       -
                                                                 -------------------------- --------------------------
      Net cash provided by financing activities                            1,516                   4,980
                                                                 -------------------------- --------------------------
Net increase in cash and cash equivalents                                     82                      73
Cash and cash equivalents at the beginning of the period                     228                     200
                                                                 -------------------------- --------------------------
CASH AND CASH EQUIVALENTS AT THE
END OF THE PERIOD                                                           $310                    $273
                                                                 ========================== ==========================
Cash paid during the period for:
   Interest                                                                  $86                    $214
   Income Taxes                                                                -                       3
Non-cash Transactions
   Exchange of 7% Convertible debentures for 10%
         Senior Subordinates Notes Due 2000                               (1,750)                      -
   Exchange of Senior Subordinated Debentures for
         10% Senior Subordinated Notes Due 2000                             (500)                      -

See accompanying notes.


                             DATAMETRICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 APRIL 25, 1999
                                   (Unaudited)

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

2. INVENTORIES Stockroom inventories consist primarily of materials used by the Company for existing and anticipated contracts and materials and finished assemblies which are held to satisfy spare parts requirements of the Company's customers. Those parts not expected to be sold within one year are classified as a non-current asset. The Company does not amortize its non-current inventory, but the Company evaluates all inventory for obsolescence on a periodic basis and records estimated reserves. Inventories as of April 25, 1999 consist of the following:

         Inventories of parts and sub-assemblies             $      11,237,000
         Contracts in progress                                         875,000
         Finished goods                                                512,000
                                                                --------------
                                                                    12,624,000
                  Less non current inventories                       3,200,000
                  Less reserve for obsolescence                      4,828,000
                                                                --------------
                                                             $       4,596,000
                                                                ==============

3. SUBSEQUENT EVENTS In April 1998, the owner of the premises the Company formerly leased in Woodland Hills, California, sued the Company in the Los Angeles Superior Court, Los Angeles, California, for the balance of all rent due through the end of the extant lease agreement plus damages. On March 9, 1999, the Company entered into a Mutual Release and Settlement Agreement ("Settlement Agreement") with the owner, in settlement of the Court's March 2, 1999 judgment in the suit in favor of the owner. On May 5, 1999, pursuant to the Settlement Agreement, the Company paid a total of $900,000 in cash and issued 150,000 shares of Common Stock to the owner. The Company has agreed to register the shares of Common Stock, and under certain circumstances, the Company will issue additional shares of Common Stock to the extent that the market price of its Common Stock falls below certain levels. The Company also has the right to repurchase the shares under certain circumstances. Since the minimum amount guaranteed by the Company is $375,000 in Common Stock, the Common Stock has been valued at $2.50 per share. Based on the above, the Company has accrued approximately $1,225,000 related to this matter.

In May 1999, the Company sold an aggregate 1,500,000 shares of its Common Stock to approximately 3 investors for an aggregate purchase price of $1,500,000. In connection therewith, the Company also issued Warrants to purchase up to 1,500,000 shares of its Common Stock at a purchase price equal to the lesser of $1.35 per share or the volume-weighted average price of the Common Stock for the 20 trading days immediately preceding the notice of exercise. Under a related Registration Rights Agreement, the Company has agreed to register the shares. See the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 17, 1999.

In May, 1999, the Company defaulted on approximately $250,000 of 10% Bridge Notes which were required by their terms to be repaid by May 10, 1999, of the amount in default, $100,000 is due to an officer of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

                 SIX MONTH PERIOD ENDED APRIL 25, 1999 COMPARED
                    TO SIX MONTH PERIOD ENDED APRIL 26, 1998

Sales for the six month period ended April 25, 1999 were $3,888,000, an increase of $359,000 or 10%, compared with sales of $3,529,000 in the same period in the prior fiscal year. The increase in sales for the six months ended April 25, 1999 is attributable to higher production and order levels. During the same period in the prior fiscal year, the Company was starting up its new manufacturing facility in Orlando, Florida and during this transition period experienced material shortages and labor inefficiencies.

Cost of sales for the first six months of fiscal 1999 was $2,266,000 (58% of sales), a decrease of $358,000 or 14%, compared with $2,624,000 (74% of sales) for the same period in the prior fiscal year. Cost of sales decreased compared to the same period in the prior fiscal year because the Company experienced labor and material efficiencies in its new Florida manufacturing facility.

Research and development expenses were $178,000 for the six-month period ended April 25, 1999, a decrease of $170,000 or 49%, compared with $348,000 for the same period in the prior year. The decrease in expenditures is due to less research and development required for the Company's new family of industrial color printers.

Selling, general and administrative ("SG&A") expenses for the six month period ended April 25, 1999 were $1,668,000 (43% of sales) a decrease of $324,000, or 16%, compared with $1,992,000 (56% of sales) for the same period in the prior fiscal year. The decrease is due to lower administrative and support staff expenses throughout the Company.

Net interest expense amounted to $240,000 for the six month period ended April 25, 1999 compared with net interest expense of $232,000 for the same period in the prior year. This increase is due to higher outstanding borrowings.

The net loss for the six-month period ended April 25, 1999 amounted to $1,689,000 an increased loss of 22,000 compared with a net loss of $1,667,000 for the same period in the prior year. The loss for the current six-month period is attributable to the non-recurring Mutual Release and Settlement Agreement with the Company's former California landlord.

                THREE MONTH PERIOD ENDED APRIL 25, 1999 COMPARED
                   TO THREE MONTH PERIOD ENDED APRIL 26, 1998

Sales for the three-month period ended April 25, 1999 were $2,302,000, an increase of $298,000 or 15%, compared with sales of $2,004,000 in the same period in the prior fiscal year. The increase in sales for the second quarter ended April 25, 1999 is attributable to higher than anticipated orders from the Department of Defense and prime contractors.

Cost of sales for the second quarter of fiscal 1999 was $1,182,000 (51% of sales), a decrease of $146,000 or 14%, compared with $1,036,000 (53% of sales) for the same period in the prior fiscal year. Cost of sales improved as the Company continues to be more efficient in the use of direct labor.

Research and development expenses were $116,000 for the three-month period ended April 25, 1999, a decrease of $96,000, compared with $212,000 for the same period in the prior year. All of the expenditures were for the Company's DmC Model 1200 dot matrix printer and DmC Model 4080 thermal printer as well as the Company's new family of industrial color printer.

Selling, general and administrative ("SG&A") expenses for the three month period ended April 25, 1999 were $801,000 (35% of sales) a decrease of $165,000, or 17%, compared with $966,000 (48% of sales) for the same period in the prior fiscal year. The decrease is due to lower administrative and support staff expenses throughout the Company.

Net interest expense amounted to $116,000 for the three month period ended April 25, 1999 compared with net interest expense of $145,000 for the same period in the prior year. The decrease is due to lower outstanding borrowings.

The net income for the three-month period ended April 25, 1999 amounted to $87,000 an increase of $445,000, compared with net loss of $358,000 for the same period in the prior year.

Management has determined that, based on the Company's historical losses from recurring operations, the Company will not recognize its net deferred tax assets at April 25, 1999. Ultimate recognition of these tax assets is dependent, to some extent, on future revenue levels and margins. It is the intention of management to assess the appropriate level for the valuation allowance each quarter.

The contract process in which products are offered for sale is generally set before costs are incurred, and prices are based on estimates of the costs, which include the anticipated impact of inflation.

The Company's backlog of funded orders not yet recognized as revenue at April 25, 1999 was approximately $3,225,000. At June 7, 1999, the backlog was approximately $5,325,000. Approximately 75% of the June 7, 1999 backlog is expected to be delivered during the next twelve months.

                         LIQUIDITY AND CAPITAL RESOURCES

The Company is currently in default of approximately $1,350,000 in principal amount of 10% Senior Subordinated Secured Debentures which remain outstanding. The Debentures were required to be repaid by their terms on May 25, 1998. The Company is currently negotiating a settlement with the holders, and expect to either issue new notes or repay the amounts owing with a combination of stock and cash during fiscal 1999. The holders of the Debentures have so far not exercised their remedies as creditors, but there is no guarantee that they will not pursue such remedies in the future.

In March 1999, the Company sold an aggregate $400,000 of 10% Bridge Notes which are unsecured and mature on May 10, 1999. In connection therewith, the Company also issued an aggregate 200,000 5-year Warrants to purchase the Common Stock of the Company at a price of $1.00 per share. The Company is currently in default of approximately $250,000 in principal amount of these Bridge Notes which remain outstanding, of which $100,000 is due to an officer of the Company.

The Company currently has no revolving line of credit with a bank or financial institution. In order to satisfy short-term working capital requirements, the Company is actively seeking a new revolving line of credit agreement from several banks. The Company's failure to obtain such credit could have a material adverse effect on its continued operations, or require that it obtain substitute financing at a higher cost, or raise additional capital through the sale of other debt or equity securities.

Certain officers of the Company and their affiliates have made short-term loans to the Company from time to time, of which approximately $50,000 in principal amount currently remains outstanding. These short-term loans provided the Company with temporary working capital until a more permanent source of financing may be arranged.

The Company's working capital and current ratios at April 25, 1999 and at the end of fiscal years 1998, 1997 and 1996 were $2,866,000, $3,570,000, $2,239,000 and $3,187,000 and 1.6, 1.6, 1.3 and 1.3, respectively.

Management believes that the Company must make approximately $200,000 of capital expenditures (including capitalized leases) during the remainder of fiscal 1999. The Company's other principal commitments for fiscal year 1999 include principal and interest payments on loans and subordinated debt.

Management is attempting to finance the capital expenditure requirements and other commitments from the issuance of stock, subordinated debt, capital leases, commercial loans or other sources of working capital.

The Company utilizes various computer software packages as tools in running its accounting operations. Management plans to replace the current Western Data Systems software with a new version which is better suited to support its current and future business needs. The approach includes: an assessment of internal programs and equipment; communication with major customers and vendors with respect to the state of readiness of their systems; an evaluation of facility related issues and the development of a contingency plan. This approach is designed to maintain an uninterrupted supply of goods and services to/from the Company. The Company is incorporating Year 2000 ("Y2K") compliant computer programming language into its software package. The Company does not believe the investment required for its mainframe and critical hardware equipment to be Y2K compliant will be significant.

The Company is in a continuous process of communicating with its major customers and suppliers to determine Y2K systems compatibility and compliance. The Company has been assured by its major suppliers that there will be no disruption in the delivery of goods and services. The Company believes that adequate resources are available for the supply of its raw materials and facility related equipment will be operational.

The Company continues to assess the risks of Y2K associated program failures and will develop a formal contingency plan with its business partners to address the specific risks. The failure to correct a material Y2K problem could result in an interruption in normal business activity. The Company's plan is expected to significantly reduce the risk associated with the Y2K issue. However, due to the inherent uncertainty of the Y2K issue and dependence on third-party compliance, no assurance can be given that potential Y2K failures will not adversely effect the Company's operations, liquidity and financial position.

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

PART II.          OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.

The Company is, from time to time, the subject of legal litigation, claims and assessments arising out of matters occurring during the normal operation of the Company's business. In the opinion of management, the liability, if any, under such current litigation, claims and assessments would not materially affect the financial position or the results of operations of the Company except as disclosed herein.

In January 1997, four former officers of the Company sued the Company in the Superior Court of the State of California, seeking severance benefits under certain severance agreements. On September 28, 1998, a California trial court upheld the enforceability of the former officers' severance agreements and entered a judgment in the approximate amount of $1,200,000 plus interest and costs. This matter has been appealed. See the Company's Quarterly Report on Form 10-QSB for the period ended January 24, 1999, filed with the Securities and Exchange Commission on March 11, 1999.


ITEM 2.           CHANGES IN SECURITIES AND USES OF PROCEEDS.

During the three-month period ended April 25, 1999, the Company sold the following securities without registration and pursuant to the exemption set forth in Section 4(2) under the Securities Act of 1933, as amended:

         1. During March 1999, the Company sold an aggregate $400,000 of 10% Bridge Notes Due May 1999 to approximately 5 investors for an aggregate purchase price of $400,000. In connection with such sale, the Company also issued 5-year Warrants to purchase up to an aggregate 200,000 shares of the Company's Common Stock for an exercise price of $1.00 per share.

         2. During April 1999 the Company issued 150,000 shares of Common Stock to The Manufacturer's Life Insurance Company (U.S.A.) pursuant to a Mutual Release and Settlement Agreement.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.

The Company remains in default of approximately $1.35 million in principal amount of Senior Secured Subordinated Notes. The Company is currently attempting to negotiate a settlement on the remaining amounts outstanding by way of either issuance of new notes or repayment of the amounts owed with a combination of equity securities and cash during fiscal 1999.

The Company is also currently in default of $250,000 in principal amount of 10% Bridge Notes which were required by their terms to be repaid by May 10, 1999. Of the amount in default, $100,000 is due to an officer of the Company.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On Monday, March 1, 1999, the Company held its Annual Meeting of Shareholders (the "Annual Meeting") to vote on the following proposals:

         1. To elect two (2) members to Class II of the Company's Board of Directors, each to serve a three-year term expiring at the Company's Annual Meeting to be held in 2002. Nominees for Director were: (a) Douglas S. Friedenberg, Jr.; and (b) John W.
                  O'Leary ("Proposal No. 1")

         2. To ratify the re-appointment of BDO Seidman LLP, independent certified public accountants, as the Company's auditors for fiscal the year ending October 31, 1999 ("Proposal No. 2")

Of the 17,122,879 shares of the Company's Common Stock of record as of January 25, 1999 able to be voted at the Annual Meeting, a total of approximately 12,287,850 shares were voted, or approximately 71.76% of the Company's issued and outstanding shares of Common Stock entitled to vote on these matters.

Each of the proposals was adopted, with the vote totals as follows:

 Proposal         Votes For   Votes Against     Abstentions      Broker Non-Vote
 --------         ---------   -------------     -----------      ---------------
   No. 1

(a) Friedenberg   12,254,857       0             32,993                0

(b) O'Leary       12,254,857       0             32,993                0

    No. 2         12,261,513       13,775        12,562                0


ITEM 5.           OTHER INFORMATION.

                  None.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

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


                                                     DATAMETRICS CORPORATION
                                                     -----------------------
                                                     (Registrant)



Dated:   6/8/99                                      /s/ DANIEL P. GINNS
                                                     ---------------------------
                                                     Daniel P. Ginns
                                                     Chief Executive Officer






Dated:   6/8/99                                      /s/ WILLIAM B. PANDOS
                                                     ---------------------------
                                                     William B. Pandos
                                                     Chief Financial Officer