Form 10QSB
period 1999-07-25
DATAMETRICS CORP
filed 1999-09-08
CIK 27082

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

{X} Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 25, 1999
                                           -------------

                                       or

{ } Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ________to_________

                          Commission File Number 0-8567
                                                 ------

                             DATAMETRICS CORPORATION
                             -----------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                        95-3545701
                --------                                        ----------
     (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                       Identification Number)

            25B Hanover Road
        Florham Park, New Jersey                                   07932
     -------------------------------                      ----------------------
(Address of principal executive offices)                        (Zip Code)

                                 (973) 377-3900
                                 --------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes   X    No
                                           -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 Par Value - 19,007,227 shares as of September 8, 1999

                            DATAMETRICS CORPORATION
                              Index to Form 10-QSB

                                                                        Page No.

Part I - FINANCIAL INFORMATION
         Item 1.      Financial Statements:
                      Consolidated Balance Sheet
                      as of July 25, 1999                                     3

                      Consolidated Statements of
                      Operations for the Nine Months
                      Ended July 25, 1999 and
                      July 26, 1998                                           4

                      Consolidated Statements of
                      Cash Flows for the Nine Months
                      Ended July 25, 1999 and
                      July 26, 1998                                           5

                      Notes to Consolidated
                      Financial Statements                                    6

         Item 2.      Management's Discussion and Analysis
                      of Financial Condition and Results
                      of Operations                                           7


Part II - OTHER INFORMATION
         Item 1.      Legal Proceedings                                       11
         Item 2.      Changes in securities and uses of funds.                11
         Item 3.      Defaults upon Senior Securities                         12
         Item 4.      Submission of matters to a vote
                      of security holders.                                    12
         Item 5.      Other Information                                       12
         Item 6.      Exhibits and Reports on Form 8-K                        12

Signatures                                                                    14

                             DATAMETRICS CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                   (unaudited)

    (in thousands, except for share date)                          July 25, 1999
    -------------------------------------                          -------------

ASSETS
CURRENT ASSETS:
         Cash and cash equivalents                                          $776
         Accounts receivable, net                                          2,780
         Inventory, net                                                    4,579
         Prepaid expenses and other current assets                             3
                                                                          ------
         Total Current Assets                                              8,138

Property and Equipment, at Cost:
         Land                                                                420
         Building                                                          1,042
         Machinery and equipment                                           3,312
         Furniture, fixtures & computer equipment                          2,773
         Leasehold improvements                                               96
                                                                          ------
                                                                           7,643
         Accumulated depreciation and amortization                       (5,441)
                                                                          ------
         Net property and equipment                                        2,202
         Inventoried Parts                                                 3,200
         Other Assets                                                        807
                                                                          ------
                                                                         $14,347
                                                                          ======

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
         Current maturities of long-term debt                              1,950
         Accounts Payable                                                    712
         Accrued commissions and payroll                                      90
         Accrued warranty                                                     30
         Other accrued expenses                                              356
         Other accrued liabilities                                           225
         Bridge Notes                                                        250

                  Total Current Liabilities                                3,613
                                                                          ------
         Long-Term Debt, less current maturities
         Loan Payable                                                      4,396
         Other Long-Term Liabilities                                         766
                                                                          ------
                  Total Liabilities                                        8,775
                                                                          ------
         Commitments and Contingencies
         Stockholders' Equity
         Common stock, $.01 par value - 40,000,000 shares
                  authorized; 19,007,227 shares issued and
                  outstanding in 1999 (15,557,630 in 1998)                   190
         Additional paid-in capital                                       41,091
         Accumulated deficit                                            (35,709)
                                                                         -------
                  Total Stockholders' Equity                               5,572
                                                                         -------
                                                                         $14,347
                                                                         =======
See accompanying notes.

                             DATAMETRICS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                              Three Months Ended         Nine Months Ended
                                                            July 25,     July 26,      July 25,     July 26,
                                                              1999         1998          1999         1998
                                                              _________________          _________________
                                                             (In thousands, except for per share data)

Sales                                                        $2,385        $2,667       $6,273       $6,196

     Cost of sales                                            1,277         1,513        3,543        4,137
     Research & development                                      59           150          284          498
     Selling, general & administrative                          893           943        2,511        2,935
                                                             ----------------------------------------------

Income (loss) from operations                                   156            61         (65)      (1,374)
Interest expense, net                                           113           156          356          388
Lease settlement expense                                        ---           ---        1,225          ---
                                                             ----------------------------------------------

Income (loss) before provision                                    43         (95)      (1,646)      (1,762)
     for income taxes
Provision for income taxes                                      ---             3          ---            6
                                                             ----------------------------------------------

Net income (loss)                                               $43         ($98)     ($1,646)     ($1,768)
                                                             ==============================================

Earnings (loss) per share of common stock
     Basic and Diluted                                        $0.00       ($0.01)      ($0.09)      ($0.12)
                                                             ==============================================

Weighted average number of shares outstanding
     Basic and Diluted                                      $18,447        15,566       17,386       15,102
                                                             ==============================================


                             DATAMETRICS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                                                        For the Nine Months Ended
                                                                 July 25, 1999             July 26, 1998
                                                                 ---------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                                        (1,646)                    (1,768)
     Adjustments:
         Depreciation and amortization                                   341                        392
         Bad debt expense                                                ---                         25

     Changes in assets and liabilities
         Accounts receivable                                           (801)                      (362)
         Inventory                                                     (439)                    (1,318)
         Prepaid expenses and other current assets                        52                         77
         Other assets                                                      3                        271
         Accounts payable                                              (322)                      (792)
         Accrued commission and payroll                                (135)                      (479)
         Other accrued expenses                                          141                    (1,101)
         Advance and progress payments from customers                    ---                      (133)
         Other long-term liabilities                                     ---                      (264)
                                                                 ---------------------------------------

Net cash used in operating activities                                (2,806)                    (5,452)
                                                                 ---------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures for property and equipment                   (236)                    (1,556)
                                                                 ---------------------------------------

Net cash used in investing activities                                  (236)                    (1,556)
                                                                 ---------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings on revolving line of credit                              426                      7,456
     Payments on revolving line of credit                            (2,095)                    (5,638)
     Payment on capitalized lease obligations                            ---                        (6)
     Borrowings on long-term debt                                      1,800                      1,899
     Payments on long-terms debt                                         ---                      (133)
     Proceeds from the issuance of common stock and warrants           3,209                      3,850
     Proceeds from bridge notes                                          250                        ---

Net cash provided by financing activities                              3,590                      7,428
                                                                 ---------------------------------------

Net increase in cash and cash equivalents                                548                        420
Cash and cash equivalents at the beginning of the period                 228                        200
                                                                 ---------------------------------------

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD                      $776                       $620
                                                                 =======================================
Cash paid during the period for:
     Interest                                                           $172                       $437
     Income taxes                                                        ---                          6
Non-cash transactions
     Exchange of 7% Convertible Debentures for 10%
         Senior Subordinated Notes Due 2000                          (1,750)                        ---
     Exchange of Senior Subordinated Debentures for
         10% Senior Subordinated Notes Due 2000                        (500)                        ---

See accompanying notes.

                            DATAMETRICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  July 25, 1999
                                   (Unaudited)

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

2.  INVENTORIES.           Stockroom inventories consist primarily of materials
used by the Company for existing and anticipated contracts and materials and finished assemblies which are held to satisfy spare parts requirements of the CompanY's customers. Those parts not expected to be sold within one year are classified as a non-current asset. The Company does not amortize its non-current inventory, but the Company evaluates all inventory for obsolescence on a periodic basis and records estimated reserves. Inventories as of July 25, 1999 consist of the following:

         Inventories of parts and sub-assemblies               $      11,662,929
         Contracts in progress                                           741,552
         Finished goods                                                  202,500
                                                                      ----------
                                                                      12,606,981

                  Less non current inventories                         3,200,000
                  Less reserve for obsolescence                        4,828,000
                                                                      ----------
                                                               $       4,578,981
                                                                      ==========

3. SUBSEQUENT EVENTS. In August 1999 the Company completed the sale of $2,300,000 of Subordinated Convertible Secured Notes Due August 2000 ("Notes").
 A portion of the purchase price for the Notes included the tender back to the Company and retirement of $600,000 of the Company's 10% Senior Subordinated Secured Debentures then in default, and $150,000 of the Company's 10% Bridge Notes which were required by their terms to be repaid in May 1999 and extended by agreement of the holders. The remaining $1,550,000 was received in cash.
In connection with the sale of the Notes, the Company issued warrants to purchase up to 1,150,000 shares of its Common Stock, $.01 par value, for a purchase price of $1.10 per share. The Company also issued Warrants to purchase up to an aggregate 250,000 shares of its Common stock for a purchase price of $1.00 per share to the holders of the Company's 10% Bridge Notes then outstanding in consideration of interest due on the Bridge Notes and the extension of the date of maturity of the Bridge Notes. See the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 24, 1999.

On August 20, 1999, the Company made a payment of $100,000 in satisfaction of the remaining $100,000 of the Company's 10% Bridge Notes which were required by their terms to be repaid in May 1999 and extended by agreement with the holder.

On September 4, 1999, the Company completed negotiations and closed on a revolving line of credit with Branch Banking and Trust Company ("Branch Bank") in the principal amount of 1,500,000, with interest payable per annum at a variable rate equal to Branch Bank's Prime Rate plus 0.5%, adjusted daily. The line of credit is secured by a lien on the assets of the Company, and is guaranteed by Letters of Credit from two guarantors in the aggregate amount of $1,500,000. In consideration of the guarantee, the guarantors received Warrants to purchase up to an aggregate 1,500,000 shares of the Common Stock of the Company, $.01 par value, for a purchase price of $1.00 per share. The Company also issued warrants to purchase up to 75,000 shares of the Common Stock of the Company for a purchase price of $1.10 per share to a third party as compensation for arranging the guarantee. The line of credit expires on August 25, 2000.

On September 6, 1999, the Company applied a portion of the proceeds of its line of credit to fund the payment of the remaining $750,000 of its 10% Senior Subordinated Secured Debentures then in default, plus accrued interest thereon, thereby retiring all of the Company's debt to security-holders currently in default.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

                 Nine Month Period Ended July 25, 1999 Compared
                    To Nine Month Period Ended July 26, 1998

Sales for the nine month period ended July 25, 1999 were $6,273,000, an increase of $77,000 or 1%, compared with sales of $6,196,000 in the same period in the prior fiscal year. The increase in sales for the nine months ended July 25, 1999 is attributable to higher production and order levels. During the same period in the prior fiscal year, the Company was completing the start up of its new manufacturing facility in Orlando, Florida and during this transition period experienced material shortages and labor inefficiencies.

Cost of sales for the first nine months of fiscal 1999 was $3,543,000 (57% of sales), a decrease of $594,000 or 14%, compared with $4,137,000 (67% of sales) for the same period in the prior fiscal year. Cost of sales decreased compared to the same period in the prior fiscal year because the Company has completed its transition to its new Florida manufacturing facility and is now starting to experience labor and material efficiencies.

Research and development expenses were $284,000 for the nine-month period ended July 25, 1999, a decrease of $214,000 or 43%, compared with $498,000 for the same period in the prior year. The decrease in expenditures is due to less research and development required for the Company's new family of industrial color printers.

Selling, general and administrative ("SG&A") expenses for the nine month period ended July 25, 1999 were $2,511,000 (40% of sales) a decrease of $424,000, or 14%, compared with $2,935,000 (47% of sales) for the same period in the prior fiscal year. The decrease is due to fewer administrative and support staff required by the Company.

Net interest expense amounted to $356,000 for the nine month period ended July 25, 1999, a decrease of $32,000, or 9%, compared with net interest expense of $388,000 for the same period in the prior year. This decrease is due to lower outstanding borrowings.

The net loss for the nine-month period ended July 25, 1999 amounted to $1,646,000 a reduction in losses of $122,000 compared with a net loss of $1,768,000 for the same period in the prior year. The loss for the current nine-month period is primarily attributable to the non-recurring settlement with the Company's former California landlord in which the Company agreed to pay to the landlord $1,225,000 in cash and stock.

                 Three Month Period Ended July 25, 1999 Compared
                    To Three Month Period Ended July 26, 1998

Sales for the three-month period ended July 25, 1999 were $2,385,000, a decrease of $282,000 or 11%, compared with sales of $2,667,000 in the same period in the
prior fiscal year.   The decrease in sales for the third quarter ended July 25,
1999 is attributable to lower than anticipated orders from the Department of Defense and prime contractors for the Department of Defense.

Cost of Sales for the third quarter of fiscal 1999 was $1,227,000 (51% of sales), a decrease of $236,000 or 15%, compared with $1,513,000 (57% of sales) for the same period in the prior fiscal year. Cost of sales improved as the Company continues to be more efficient in the use of direct labor.

Research and development expenses were $59,000 for the three-month period ended July 25, 1999, a decrease of $91,000, compared with $150,000 for the same period in the prior year. All of the expenditures were for the Company's DmC Model 1200 dot matrix printer and DmC Model 4080 thermal printer as well as the Company's new family of industrial color printer. The decrease is due to less resources required for the Company's family of industrial color printer.

Selling, general and administrative ("SG&A") expenses for the three month period ended July 25, 1999 were $893,000 (37% of sales) a decrease of $50,000, or 5%, compared with $943,000 (35% of sales) for the same period in the prior fiscal year. The decrease is due to lower administrative and support staff expenses throughout the Company.

Net interest expense amounted to $113,000 for the three month period ended July 25, 1999 compared with net interest expense of $156,000 for the same period in the prior year. The decrease is due to lower outstanding borrowings.

The net income for the three-month period ended July 25, 1999 amounted to $43,000, an increase of $141,000, compared with net loss of $98,000 for the same period in the prior year.

Management has determined that, based on the Company's historical losses from recurring operations, the Company will not recognize its net deferred tax assets at July 25, 1999. Ultimate recognition of these tax assets is dependent, to some extent, on future revenue levels and margins. It is the intention of management to assess the appropriate level for the valuation allowance each quarter.

The contract process in which products are offered for sale is generally set before costs are incurred, and prices are based on estimates of the costs, which include the anticipated impact of inflation.

The Company's backlog of funded orders not yet recognized as revenue at July 25,
1999 was approximately $2,192,000.   At September 2, 1999, the backlog was
approximately $4,047,761. Approximately 75% of the September 2, 1999 backlog is expected to be delivered during the next twelve months.

                         LIQUIDITY AND CAPITAL RESOURCES

In August, the Company completed a private financing of $2,300,000 through the sale of 12% Subordinated Convertible Secured Notes Due August 2000. A portion of the purchase price for the Notes included the tender back to the Company and retirement of $600,000 of the Company's 10% Senior Subordinated Secured Debentures then in default, and $150,000 of the Company's 10% Bridge Notes which were required by their terms to be repaid in May 1999 and extended by agreement of the holders. The remaining $1,550,000 was received in cash. The Company is using the cash proceeds from the sale of the Notes to fund working capital.

Subsequent to the end of the quarter, the Company established a revolving line of credit with Branch Bank in the principal amount of 1,500,000, with interest payable per annum at a variable rate equal to the Branch Bank's Prime Rate plus 0.5%, adjusted daily. The line of credit is secured by a lien on the assets of the Company, and is guaranteed by two Letters of Credit from two guarantors in the aggregate amount of $1,500,000. The Company has used the proceeds of the line of credit for retirement of outstanding debt to security holders and expects to continue to use the proceeds of the line of credit hereinafter to fund working capital.

The Company recently applied a portion of the proceeds of its line of credit to fund the payment of the remaining $750,000 in principal amount outstanding of its 10% Senior Subordinated Secured Debentures in default, plus accrued interest thereon. Through such payment, together with the Company's recent payment of $100,000 in satisfaction of the remaining $100,000 in principal amount outstanding of the Company's 10% Bridge Notes, the Company has retired all of its debt to security-holders currently in default.

The Company's working capital and current ratios at July 25, 1999, and at the end of fiscal year 1998, were $4,523,000 and $3,570,000, and 2.2 and 1.6 respectively.

Management believes that the Company must make approximately $100,000 of capital expenditures (including capitalized leases) during the remainder of fiscal 1999. The Company's other principal commitments for fiscal year 1999 include principal and interest payments on loans and subordinated debt. Management expects to finance the capital expenditure requirements and other commitments using a portion of the proceeds of its revolving line of credit.

The Company utilizes various computer software packages as tools in running its accounting operations. Management plans to replace the current software with a new version which is better suited to support its current and future business needs. The approach includes: an assessment of internal programs and equipment; communication with major customers and vendors with respect to the state of readiness of their systems; an evaluation of facility related issues and the development of a contingency plan. This approach is designed to maintain an uninterrupted supply of goods and services to/from the Company. The Company is incorporating Year 2000 ("Y2K") compliant computer programming language into its software package. The Company does not believe the investment required for its mainframe and critical hardware equipment to be Y2K compliant will be significant.

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

On May 5, 1999, pursuant to an agreement with the Company's former landlord in settlement of all claims arising out of a judgment against the Company, the Company paid $900,000 in cash and issued 150,000 shares of Common Stock to the landlord. The Company has agreed to register the shares of Common Stock, and under certain circumstances, the Company will issue additional shares of Common Stock to the extent that the market price of its Common Stock falls below certain levels. The Company also has the right to repurchase the shares under certain circumstances.

Item 2.           CHANGES IN SECURITEIS AND USES OF PROCEEDS

During the three-month period ended July 25, 1999, the Company sold the following securities without registration and pursuant to the exemption set forth in Section 4(2) under the Securities Act of 1933, as amended:

         1. In May 1999, the Company sold an aggregate 1,500,000 shares of its Common Stock to 3 investors for an aggregate purchase price of $1,500,000. In connection therewith, the Company also issued Warrants to purchase up to 1,500,000 shares of its Common Stock at a purchase price equal to the lesser of $1.35 per share or the volume-weighted average price of the Common Stock for the 20 trading days immediately preceding the notice of exercise. The Company has agreed to register the shares of Common Stock issued and the shares of Common Stock underlying the Warrants. See the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 17, 1999.

         2. In May 1999, the Company issued 150,000 shares of its Common Stock to the owner of the premises the Company formerly leased in Woodland Hills, California, in settelement of a claim brought by the owner against the Company for unpaid rent due plus damages.

         3. In May, 1999, in consideration of marketing services to be rendered pursuant to a Market Access Program Marketing Agreement, the Company issued 104,348 shares of its Common Stock to Continental Capital & Equity Corp. ("CCEC"), Warrants to purchase up to 100,000 shares of the Company's Common Stock for a purchase price of $1.00 per share and Warrants to purchase up to 100,000 shares of the Company's Common Stock for a purchase price of $2.00 per share. Subsequent to such issuance an issue arose between the Company and CCEC, and the entitlement of CECC to such shares and Warrants is currently in dispute.

Item 3.           DEFAULTS UPON SENIOR SECURITES.

In May 1999, the holders of $250,000 of the Company's 10% Bridge Notes agreed to extend the date of maturity of the Bridge Notes, which were required by their terms to be repaid during May 1999. The holders of $150,000 of such Bridge Notes exchanged the Bridge Notes for the Company's Convertible Subordinated Secured Notes Due August 2000. On August 20, 1999, the Company repaid the remaining $100,000 of the outstanding principal balance of the Bridge Notes.

As of July 25, 1999, the Company was in default of approximately $1,350,000 in principal amount of its 10% Senior Subordinated Secured Debentures, which were required to be repaid by their terms on May 25, 1998. The Company has satisfied approximately $600,000 of the outstanding amount by exchange for the Company's 12% Subordinated Convertible Secured Notes due August 2000. The Company has funded repayment of the remaining $750,000 of the outstanding principal amount, plus accrued interest, with a portion of the proceeds of the Company's line of credit with Branch Banking and Trust Company, thereby retiring all of the Company/s outstanding debt to its security holders currently in default.

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                         None.

Item 5.           OTHER INFORMATION.

                  None.

Item 6.           EXHIBITS AND REPORTS OFN FORM 8-K.

         (a)      List of Exhibits:

                  Exhibit 27 - Financial Data Schedule.

         (b)      Reports on Form 8-K.

                  The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on May 17, 1999, which reported as Item 5 the Company's sale of Common Stock and Warrants on May 7, 1999.

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


                                                         DATAMETRICS CORPORATION
                                                         -----------------------
                                                             (Registrant)



Dated:   September 8, 1999                               /s/ DANIEL P. GINNS
                                                         ----------------------
                                                         Daniel P. Ginns
                                                         Chief Executive Officer






Dated:   September 8, 1999                               /s/ WILLIAM B. PANDOS
                                                         ----------------------
                                                         William B. Pandos
                                                         Chief Financial Officer