Form 10QSB/A
period 1999-07-25
DATAMETRICS CORP
filed 1999-09-15
CIK 27082

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -------------
                                  FORM 10-QSB/A
                                  -------------

                                 AMENDMENT NO. 1


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

Common Stock, $.01 Par Value -- 19,007,227 shares as of September 8, 1999

================================================================================

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


   Inventories of parts and sub-assemblies                   $      11,662,929
   Contracts in progress                                               741,552
   Finished goods                                                      202,500
                                                             -----------------
                                                                    12,606,981

                  Less non current inventories                       3,200,000
                  Less reserve for obsolescence                      4,828,000
                                                             $       4,578,981

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

In September, the Company completed negotiations and closed on a $1,500,000 revolving line of credit with Branch Banking and Trust Company ("Branch Bank"). The Line of Credit accrues interest at a variable rate equal to Branch Bank's Prime Rate plus 0.5%. The Line of Credit is secured by the assets of the Company and guarantees by two guarantors in the aggregate amount of $1,500,000 ("Guarantees") that are secured by letters of credit issued on the accounts of each of the guarantors. In consideration of the Guarantees, the guarantors received Warrants to purchase up to an aggregate 1,500,000 shares of the Common Stock of the Company, $.01 par value, for a purchase price of $1.00 per share, pursuant to an arrangement made in July 1999. The Company also issued Warrants to purchase up to 75,000 shares of the Common Stock of the Company for a purchase price of $1.10 per share to a third party as compensation for arranging the Guarantees. The Line of Credit expires on August 25, 2000.

On September 6, 1999, the Company applied a portion of the proceeds of its line of credit to fund the payment of the remaining $750,000 of its 10% Senior Subordinated Secured Debentures then in default, plus accrued interest thereon.

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

The Company's backlog of funded orders not yet recognized as revenue at July 25, 1999 was approximately $4,245,022. At September 2, 1999, the backlog was approximately $4,047,761. Approximately 75% of the September 2, 1999 backlog is expected to be delivered during the next twelve months.

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

Subsequent to the end of the quarter, the Company established a $1,500,000 revolving line of credit with Branch Bank, which accrues interest at a variable rate equal to the Branch Bank's Prime Rate plus 0.5%. The Line of Credit is secured by the assets of the Company and guarantees by two guarantors in the aggregate amount of $1,500,000 that are secured by letters of credit issued on the account of each of the guarantors. The Company recently applied a portion of the proceeds of its line of credit to fund the payment of the remaining $750,000 in principal amount outstanding of its 10% Senior Subordinated Secured Debentures in default, plus accrued interest thereon, and expects to continue to use the proceeds of the line of credit hereinafter to fund working capital.

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

         2. In May 1999, the Company issued 150,000 shares of its Common Stock to the owner of the premises the Company formerly leased in Woodland Hills, California, in settlement of a claim brought by the owner against the Company for unpaid rent due plus damages.

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

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.

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

As of July 25, 1999, the Company was in default of approximately $1,350,000 in principal amount of its 10% Senior Subordinated Secured Debentures, which were required to be repaid by their terms on May 25, 1998. The Company has satisfied approximately $600,000 of the outstanding amount by exchange for the Company's 12% Subordinated Convertible Secured Notes due August 2000. The Company has funded repayment of the remaining $750,000 of the outstanding principal amount, plus accrued interest, with a portion of the proceeds of the Company's line of credit with Branch Banking and Trust Company, thereby retiring all of the Company's outstanding debt to its security holders currently in default.

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

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by its duly authorized representatives.


                                               DATAMETRICS CORPORATION
                                               (Registrant)



Dated:   September 13, 1999                    /s/   Daniel P. Ginns
         ------------------                    ---------------------------------
                                               Daniel P. Ginns
                                               Chief Executive Officer






Dated:   September 13, 1999                    /s/ William B. Pandos
         ------------------                    ---------------------------------
                                               William B. Pandos
                                               Chief Financial Officer