Form 10KSB
period 1999-10-31
DATAMETRICS CORP
filed 2000-02-15
CIK 27082

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended October 31, 1999
                                       OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Transition Period From-_________to-_________

                          Commission File Number 0-8567

                             DATAMETRICS CORPORATION
--------------------------------------------------------------------------------
                    (Exact name of Small Business Registrant)


          Delaware                                                95-3545701
          --------                                                ----------
(State or other jurisdiction of                               (I.R.S. Employer
 Incorporation or organization)                              Identification No.)


           25B Hanover Road, Suite 305, Florham Park, New Jersey 07932
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (973) 377-3900
                                                           --------------

           Securities registered pursuant to Section 12(b) of the Act:

   Title of each class                 Name of each exchange on which registered
   -------------------                 -----------------------------------------
Common Stock, .01 par value                       American Stock Exchange


           Securities registered pursuant to Section 12(g) of the Act:

                                      None

     Check  whether  the Issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.                 Yes [X]    No [ ]

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     State Issuer's revenues for its most fiscal year:   $8,560,000

     State aggregate market value of the voting stock held by non-affiliates of the Registrant (based on the closing price of such stock as reported by the American Stock Exchange) on February 10, 2000 was approximately $ 18,997,227.

     The number of shares outstanding of the Registrant's Common Stock, as of the latest practicable date: 18,997,227 shares of Common Stock as of February 10, 2000.

     Documents incorporated by reference:

Items 9,10,11 and 12 of Part III are incorporated by reference to the proxy statement for the 2000 Annual Meeting of Stockholder, or an amendment to this Form 10-KSB, to be filed within 120 days of the Issuer's fiscal year end.

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

     The Company liquidity and cash resources are significantly impaired by ongoing losses and significant reductions in revenues. As a result, significant additional equity or other capital is required to meet its debt obligations and satisfy operating expenses in the short and long term. We are having ongoing discussions with investors about equity and/or subordinated debt financing. While we have received preliminary indications of interest from investors, as of the date of this filing, we have no agreements for additional financing. There can be no assurance that we will be successful in obtaining such additional equity financing or subordinated debt or, if agreed to, that the financing will be completed. If the financing is completed, we would initially use the funds for working capital purposes.

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

     On January 28, 2000, the Company announced a new strategic direction for the Company. Responding to the success of its high-speed Condor(TM) and Harrier(TM) thermal transfer printers; the enthusiastic reception received to MadeMyWay.com(TM), an internet-based subsidiary of the Company engaged in the fulfillment of customized and personalized apparel, textiles and specialty imprinted products primarily for the business-to-business e-commerce market; and recent declines in military/defense purchases, the Company stated that it would seek buyers for its military/defense business and focus its efforts exclusively on (a) the manufacture and marketing of the Condor(TM) and Harrier(TM) high-speed thermal transfer printers and (b) the management and operation of MadeMyWay.com.(TM) The Company's new strategic direction has resulted in a significant reduction in personnel although continuing customer support activities for the military/defense business will be unaffected.

     The Company also announced the closing of its research and development facility in Calabasas, California. All research and development activity will be consolidated in the Company's Orlando, Florida facility to allow the closer exchange of ideas and information among the Company's engineering, marketing and sales departments.

     The Company was incorporated in California in October 1962 and was reincorporated in Delaware in April 1987. The Company's corporate offices are located at 25B Hanover Road, Suite 305, Florham Park, New Jersey 07932.

COMPANY BACKGROUND

     The Company's product line includes printers, printer/plotters and ruggedized computers and workstations with diverse capabilities ranging from stringent military specifications to varying commercial standards. The Company pioneered the development of high-speed, non-impact printers for tactical military applications. At present, ruggedized printers remain the Company's core product line, and the U.S. government (or the prime contractors to the U.S. government) remains its largest source of revenue. Building from this base, the Company has developed and manufactured other high-performance, high-reliability electronics communications equipment for aerospace, defense, industrial and commercial markets.

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

DEFENSE PRODUCTS

     The Company has designed, developed, manufactured and sold military specification ("mil-spec") and ruggedized computers, workstations and printers for use in DoD applications. Products sold by the Company into the DoD markets can be categorized into three basic groups: mil-spec printers, ruggedized computers, and ruggedized printers. For the fiscal year ended October 31, 1999, approximately 54% of the Company's revenues were derived from DoD business, which includes contractors with U.S. government contracts as well as the DoD itself.

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

     MILITARY PRINTERS. The Company manufactured a wide range of printers, which are categorized as either mil-spec or ruggedized. These printers utilize thermal printing, impact printing and laser printing technologies. These printers are purchased and utilized by the DoD as well as by companies and organizations, which manufacture, sell or use data processing or data communications systems that require "hard copy" printouts. The Company's products are incorporated into these systems. The military printers are more reliable than conventional commercial printers and are designed to work in severe environmental applications. The design and component selection allow the Company's printers to withstand certain adverse effects of dirt and grime, corrosion, droppage, bullets, moisture, extremes in hot and cold temperature, and in some cases, nuclear radiation. In connection with the U.S. government military peripheral standardization programs, the DoD has approved and assigned nomenclature (military identification) to standard computer peripherals for its defense systems. Several of the Company's printers have been included in this standardization program, enabling the armed services to select the Company's printers for new systems without incurring the expense of developing new printer documentation for each system. The Company believes that the inclusion of the Company's printers in this standardization program influenced the purchase of its printers on several defense programs.

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

SIGNIFICANT CUSTOMERS AND MATTERS CONCERNING DOD BUSINESS

     Most of the customers for the Company's products are the DoD and prime contractors under programs funded by the DoD. For the fiscal years ended October 31, 1999 and October 25, 1998, direct and indirect DoD business represented approximately 54% and 71%, respectively, of the Company's revenues. Because the Company's products are intended to function as subsystems, they are sold to customers which manufacture, sell or use data processing or data communication systems which involve a processing, printing, recording or data entry function for which the Company's products are suited. While the Company may be a subcontractor on a government program with an aggregate budget of billions of dollars extending over as much as a ten-year period, the Company's share of the budget for any major program is relatively small.

     In the fiscal year ended October 31, 1999, the Company's three largest customers in sales, Computing Devices Canada - 36%, Lockheed Martin - 22% and U.S. government - 11%, accounted for an aggregate of 69% of total Company sales. The loss of any one of these customers could have a material adverse impact on the results of operations and financial condition of the Company.

     In the fiscal year ended October 25, 1998, the Company's three largest customers in sales, U.S. government - 24%, Raytheon - 22% and Lockheed Martin - 19%, accounted for an aggregate of 65% of total Company sales.

     Companies that are engaged primarily in supplying equipment and services, directly or indirectly, to the U.S. government are subject to special risks including dependence on government appropriations, termination without cause, contract renegotiation and competition for the available DoD business. Over the past several years, the Company has been significantly impacted by market changes in the DoD. DoD budget forecasts indicate that overall funding will continue to decrease for the foreseeable future.

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

     On November 19, 1997, Datametrics announced a North American automobile license plate partnership agreement with Avery Dennison Corporation to provide Datametrics' state-of-the-art digital imaging system solution for the manufacture of vehicular license plates. Under the terms of the agreement, Avery Dennison, which manufactures reflective license plate sheeting, will market the Company's new HARRIER (TM) single station industrial print engine and the CONDOR
(TM) I four station industrial print engine as part of a total system approach to the manufacture of vehicular license plates. On June 1, 1998, the Company notified Avery Dennison of the termination of this contract effective May 31, 1999.

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

SERVICE

     Pursuant to maintenance agreements, repair orders or warranty provisions, the Company generally services its printers with its own employees at its facility. In-house, non-warranty repairs and maintenance service provided 2.7% and 3.3% of the Company's sales in fiscal 1999 and 1998, respectively. For both military and commercial products, the Company's standard warranty period is ninety days, although longer warranty periods are available at customer request for an additional charge.

     Sales of spare parts for the Company's products amounted to 24% and 18% of fiscal 1999 and 1998 revenue, respectively. The Company also sells documentation, such as handbooks, operational manuals, schematics and other technical data to assist its customers in maintaining their own equipment.

BACKLOG

     The Company's backlog of funded orders not yet recognized as revenue at October 31, 1999 and October 25, 1998, was approximately $2,559,000 and $5,083,000, respectively. More than 90% of the October 31, 1999 backlog is expected to be delivered during the fiscal year ending October 29, 2000.

SOURCES OF SUPPLY

     The Company is generally not dependent upon any one supplier for any raw material or component which it purchases, and there are available alternative sources for such raw materials and components. The Company is currently dependent, however, on certain OEM suppliers for components used in its ruggedized computer devices and peripherals. The Company has year-to-year renewable supply agreements with these suppliers, which have been renewed in prior years. In the event any of these contracts are not renewed, however, the Company's business would be materially and adversely impacted because the Company would have to purchase similar components upon substantially less favorable terms and conditions.

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

EMPLOYEES

     As of October 31, 1999, the Company employed 93 persons on a full-time basis, compared to 87 persons on a full-time basis as of October 25, 1998. None of the Company's employees are represented by a union or are subject to a collective bargaining agreement. The Company believes that its relations with its employees are good.

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

ITEM 2.  PROPERTIES.

     The Company's operations are conducted from a 43,000 square foot manufacturing facility in Orlando Florida, which the company purchased in December 1997 (see Item 1. Other Matters). A 6,600 square foot facility located in Calabasas, California was opened in November 1997. This facility houses the Company's technology center. The lease is for a three-year term through October 2000. In April 1998, the Company leased a 5,400 square foot office in Florham Park, New Jersey in which the Company's Corporate offices are located. The lease provides for a five-year term through March 2003. Management believes that its facilities are suitable and adequate for the Company's current needs.

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

     On September 28, 1998, a California trial court upheld the enforcability of the Former Officer's severence agreements and the officer's requested entry of a judgment in the approximate amount of $1,200,000 plus interest and costs. The Company appealed the judgment and in September 1999, the California Court of Appeal reversed the judgment in favor of the Former Officers and awarded the Company its costs on appeal. Later, the California Supreme Court denied the Former Officers' petition for review of the appellate decision. The Company intends to seek recovery of both its trial and appellate costs.

     In April 1998, the owner of the Woodland Hills, CA, premises formerly occupied by the Company sued for the balance of all rent due through the end of the then existing lease agreement plus damages. In March 1999, the Company entered into a Mutual Release and Settlement Agreement wherein the Company paid of a total of $850,000 in cash and issued 150,000 shares of Common Stock to the owner. The Company has agreed to register the shares of Common Stock, and under certain circumstances, the Company will issue additional shares of Common Stock to the extent that the market price of the Common Stock falls below certain levels. The Company also has the right to repurchase the shares under certain circumstances. Since the minimum amount guaranteed of $375,000 in Common Stock by the Company exceeded the Market Value of the Common Stock issued by the Company, the Common Stock has been valued at $2.50 per share for that transaction.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.
                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

     Datametrics Corporation's common stock has been listed on the American Stock Exchange (Symbol DC) since July 26, 1988. The high and low sales prices for the common stock as reported by the American Stock Exchange are set forth in the following table.

Fiscal 1999 Quarter Ended                              High          Low
-------------------------                              ----          ---

            January 24..........................       $2 1/8        $ 15/16
            April 25............................       $1 13/16      $1 1/8
            July 25.............................       $1 1/2        $ 13/16
            October 31..........................       $1 15/16      $ 15/16

Fiscal 1998 Quarter Ended.......................       High          Low
-------------------------                              ----          ---

            January 25.........................      $2  3/16      $2 1/16
            April 26...........................      $1   7/8      $1  7/8
            July 26............................      $1 11/16      $1  5/8
            October 25.........................      $1 15/16      $    3/4

     There were approximately 766 stockholders of record as of October 31, 1999.

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

RESULTS OF OPERATIONS

   Fiscal Year 1999 Compared With Fiscal Year 1998:

     Sales for the year ended October 31, 1999 were $8,560,000, an increase of $818,000 or 11% compared with sales of $7,742,000 in the prior fiscal year. Sales for fiscal 1999 were favorably impacted by increased sales of spare parts.

     Cost of sales for fiscal 1999 was $8,105,000 (95% of sales), an increase of $2,535,000 or 46% compared with $5,570,000 (72% of sales) for the prior fiscal year. In the current year, cost of sales was favorably impacted by lower direct labor costs in the Company's Florida manufacturing operation compared to the Company's former manufacturing operation in California which was offset by higher general overhead costs. Cost of goods was materially higher as a result of an increase in reserves to reflect the Company's announced plans to discontinue and sell its military defense business. Additionally, fiscal 1999 inventory levels based on sales and usage were substantially below the projected closing fiscal 1999 inventory balances. Such unanticipated differential has been attributed to shrinkage, in the approximate amount of $1,000,000 which may have been the result of theft, deterioration, loss, disposal, clerical error and other factors in one or more periods. The Company has not determined which of such factors, or to which extent each of such factors, contributed to the total amount of shrinkage.

     Selling, general and administrative ("SG&A") expenses as well as research and development expenses for fiscal 1999 were $4,689,000 (55% of sales) a decrease of $235,000 or 5%, compared with $4,924,000 (64% of sales) for the prior fiscal year. The reduction in SG&A was the result of lower defense-related marketing expenses and lower administrative and support staff expenses throughout the Company. This reduction was partially offset by an increase in professional fees for 1999.

     Net interest expense amounted to $1,259,000 for the year ended October 31, 1999 compared with net interest expenses of $518,000 for the year ended October 25, 1998. This increase is due to higher outstanding borrowings.

     The net loss for the year ended October 31, 1999 amounted to $6,718,000, an increase of $3,448,000 compared with net loss of $3,270,000 for the prior fiscal year.

     Management has determined that, based on the Company's historical losses from recurring operations, the Company will most likely not recognize its net deferred tax assets at October 31, 1999. Ultimate recognition of these tax assets is dependent, to some extent, on future revenue levels and margins. It is the intention of management to assess the appropriate level for the valuation allowance each quarter.

     The Company utilizes various computer software packages as tools in running its accounting operations. Management replaced the existing Western Data Systems software with a software package better suited to support its current and future business needs. The new software is fully Y2K compliant.

     The contract process in which products are offered for sale is generally set before costs are incurred, and prices are based on estimates of the costs, which include the anticipated impact of inflation.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal capital requirements have been to fund working capital needs, capital expenditures and the payment of long term debt. The Company has recently relied primarily on internally generated funds, private placement proceeds, subordinated debt and other bank debt to finance its operation.

     Net cash used in operations was $5.2 and $5 million in 1999 and 1998, respectively. The change from 1998 to 1999 was primarily due to a higher net loss offset by a decrease in accounts and increase in accrued expenses.

     Net cash used in investing activities was $0.1 million and $1.6 million in 1999 and 1998, respectively. The change from 1998 to 1999 was primarily the result of reduced expenditures for property and equipment.

     Net cash provided by financing activities was $5.2 million and $6.6 million in 1999 and 1998 respectively. The change from 1998 to 1999 was primarily due to decreased net proceeds from the issuance of common stock and warrants, long-term debt and revolving line of credit.

     Private placements through June 19, 1998 totaling 630,000 shares of Common Stock at $1.25 to $1.75 per share resulted in proceeds to the Company of approximately $879,000.

     During July 1998, we completed the sale of an aggregate of $1,750,000 of 7% Convertible Debentures to approximately 3 investors for an aggregate purchase price of $1,750,000.

     During December 1998, we completed the sale of an aggregate $3,450,000 of 10% Subordinated Note due 2000 to approximately 7 investors, in exchange for $500,000 of our Senior Secured Subordinated Debentures and retirement of all $1,750,000 of our 7% Convertible Debentures. The remaining $1,200,000 purchase price was paid in cash. The 10% Subordinated Notes provide for issuance of 5-year warrants to purchase up to 845,760 Common Stock at $1.50 per share, and 5-year Closing Fee Warrants to purchase up to 1,229,800 of the Company's Common Stock at $1.50 per share.

     During December 1998, we also sold an aggregate 1,559,374 shares of Common Stock at $1.00 per share to approximately 6 shareholders for an aggregate purchase price of $1,559,374.

     During March 1999, we sold an aggregate $400,000 of 10% Bridge notes due May 1999 to approximately 5 investors for an aggregate purchase price of $400,000. In connection with such sale, we also issued 5-year Warrants to purchase up to an aggregate of 200,000 shares of the company's common Stock at a purchase price of $1.00 per share.

     During March 1999, we issued 150,000 share of Common Stock to The Manufacturer's Life Insurance Company (U.S.A.) pursuant to a Mutual Release and Settlement Agreement.

     During May 1999, we sold an aggregate 1,500,000 shares of Common Stock at $1.00 per share to 3 investors for an aggregate purchase price of $1,500,000. The investors were also issued 5-year Warrants to purchase up to an aggregate 1,500,000 of the Company's Common Stock. We also issued 75,000 shares to a broker in commection such sale.

     During May 1999, we issued 104,348 shares of Common Stock to a service provider as compensation for marketing services to be performed pursuant to a Market Access Program Marketing Agreement. We also issued Warrants to purchase up to 200,000 shares of our Common Stock to the service provider pursuant to such marketing.

     During August 1999, we sold an aggregate $2,300,000 of Convertible Subordinated Secured Notes due July 2000. A portion of the purchase price included the exchange of $600,000 of our 10% Senior Secured Debentures then in default and $150,000 of our outstanding 10% Bridge Notes. The remaining $1,550,000 was paid in cash. We also issued Warrants to purchase up to 1,150,000 shares of Common Stock, for a purchase price of $1.10 per share.

     In September 1999, we issued Warrants to purchase up to an aggregate 1,500,000 share of our Common Stock for a purchase price of $1.00 per share to the guarantors of our line of credit with Branch Banking and Trust Company. We also issued Warrants to purchase up to 75,000 shares of our Common Stock for a purchase price of $1.10 per share to a third party in consideration of arranging the guarantees.

     The Company expects to finance its capital expenditure requirements and other commitments with the proceeds from the various private placements, subordinated notes and other sources of working capital.

     The Company's liquidity and cash resources are significantly impaired by ongoing losses and significant reductions in revenues. As a result, significant additional equity or other capital are required to meet its debt obligations and satisfy operating expenses in the short and long term. We are having ongoing discussions with investors about equity and/or subordinated debt financing. While we have received preliminary indications of interest from investors, as of the date of this filing, we have no agreements for additional financing. There can be no assurance that we will be successful in obtaining such additional equity financing or subordinated debt or, if agreed to, that the financing will be completed. If the financing is completed, we would initially use the funds for working capital purposes.

RECENT ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to recognize all derivative contracts at their fair values, as either assets or liabilities on the balance sheet. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (1) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, or (2) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change, SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

         Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard to effect its financial statements.

FORWARD LOOKING STATEMENTS--CAUTIONARY FACTORS

     Except for the historical information and statements contained in this report, the matters set forth in this report are "forward looking statements" that involve uncertainties and risks, some of which are discussed at appropriate points in this report and the Company's other SEC filings, including the fact that the Company has been engaged in supplying equipment and services to U.S. government defense programs which are subject to special risks, including dependence on government appropriations, contract termination without cause, contract renegotiation and the intense competition for available defense business.

ITEM 7.  SELECTED FINANCIAL DATA.

         The following financial statements are included as a separate section following the signature page to this Form 10-KSB:

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                              Page
                                                                                                              ----
Consolidated Financial Statements
Report of BDO Seidman, LLP, Independent Certified Public Accountants......................................     F-2
Consolidated Balance Sheet as of October 31, 1999.........................................................     F-3
Consolidated Statements of Operations for the fiscal  years ended October 31, 1999 and October 25, 1998...     F-4
Consolidated Statements of Stockholders' Equity for the fiscal years ended October 31, 1999 and
     October 25, 1998 ....................................................................................     F-5
Consolidated Statements of Cash Flows for the fiscal years ended October 31, 1999 and October 25, 1998....     F-6
Notes to Consolidated Financial Statements................................................................     F-7


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

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

                                    PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information regarding Directors and Executive Officers of the Registrant will appear in the proxy statement for the 2000 Annual Meeting of Stockholders or an amendment to this Form 10-KSB, and is incorporated herein by reference.

ITEM 10.    EXECUTIVE COMPENSATION

         Information regarding Executive Compensation will appear in the proxy statement for the 2000 Annual Meeting of Stockholders or an amendment to this Form 10-KSB, and is incorporated herein by reference.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information regarding Security Ownership of Certain Beneficial Owners and Management will appear in the proxy statement for the 2000 Annual Meeting of Stockholders or an amendment to this Form 10-KSB, and is incorporated herein by reference.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information regarding Certain Relationships and Related Transactions will appear in the proxy statement for the 2000 Annual Meeting of Stockholders or an amendment to this Form 10-KSB, and is incorporated by this reference.

ITEM 13.  EXHIBITS LIST AND REPORTS ON FORM 8-K.

     (a) Exhibits

     The exhibits listed in the accompanying Exhibit Index on pages E-1 to E-4 hereof are filed as part of this report. (See Item 7 above regarding Index to Consolidated Financial Statements and Financial Statement Schedules.)

     (b) Reports on Form 8-K

     The following reports on Form 8-K were filed during the last fiscal quarter of the period covered by this report (No financial statements were filed as a part thereof):


1. Report on Form 8-K dated August 2, 1999, relating to the sale of an aggregate $2,300,000 of 12% Subordinated Convertable Secured Notes.

2.       Report  on  Form  8-K  dated   September  4,  1999,   relating  to  the
         establishment of a $1,500,000 revolving line of credit with Branch Banking and Trust Company.

3. Report on Form 8-K dated September 30, 1999, relating to the cessation of the employment of Mr. William Pandos as Chief Financial Officer and Treasurer.

                                   SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Florham Park, State of New Jersey, on the 14th day of February, 2000.





                                                         DATAMETRICS CORPORATION

                                                         (Registrant)



                                                         /S/ DANIEL P. GINNS
                                                         -----------------------
                                                             Daniel P. Ginns,

                                                         Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

         Signature                      Title                         Date

/s/ Daniel P. Ginns           Chairman of the Board,           February 14, 2000
------------------------      Chief Executive Officer
    Daniel P. Ginns           and Director Principal
                              Executive Officer and
                              Principal Financial and
                              Accounting Officer


 /s/  Vincent Cahill          Director                         February 14, 2000
-------------------------
      Vincent Cahill



/s/ Douglas Friedenberg       Director                         February 14, 2000
-------------------------
    Douglas Friedenberg

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULE

                                   Form 10-KSB


                                                                                                              Page
                                                                                                              ----
Consolidated Financial Statements
Report of BDO Seidman, LLP, Independent Certified Public Accountants......................................     F-2
Consolidated Balance Sheet as of October 31, 1999.........................................................     F-3
Consolidated Statements of Operations for the fiscal  years ended October 31, 1999 and October 25, 1998...     F-4
Consolidated Statements of Stockholders' Equity for the fiscal years ended October 31, 1999 and
     October 25, 1998 ....................................................................................     F-5
Consolidated Statements of Cash Flows for the fiscal years ended October 31, 1999 and October 25, 1998....     F-6
Notes to Consolidated Financial Statements................................................................     F-7

Financial Statement Schedule
Report of BDO Seidman, LLP, Independent Certified Public Accountants......................................    F-20
II-Valuation and Qualifying Accounts......................................................................    F-21


     All other schedules have been omitted since the required information is not presented in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements and related notes.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Board of Directors and Stockholders
Datametrics Corporation

     We have audited the accompanying consolidated balance sheet of Datametrics Corporation and Subsidiaries as of October 31, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the fiscal years ended October 31, 1999 and October 25, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of Datametrics Corporation and Subsidiaries at October 31, 1999, and the results of their operations and their cash flows for the years ended October 31, 1999 and October 25, 1998 in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company continues to experience losses from operations. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 2. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.






                                       /s/   BDO SEIDMAN, LLP

New York, New York
January 25, 2000

                    DATAMETRICS CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                                                   October 31,
                                                                                        1999
                                                                     (In thousands, except for share data)
                                     ASSETS
Current assets:
   Cash and cash equivalents...........................................             $    137
   Accounts receivable, net of allowance for possible losses of $50
   (Notes 1 and 6).....................................................                2,391
   Inventories, net (Notes 3,4 and 6)..................................                3,403
   Prepaid expenses and other current assets (Note 10).................                  961
                                                                                    --------

          Total current assets.........................................                6,892
                                                                                    --------
Property and equipment, at cost:
   Land (Note 7).......................................................                  420
   Building and improvements(Note 7)...................................               1,042
   Machinery and equipment.............................................                3,324
   Furniture, fixtures and computer equipment..........................                2,623
   Leasehold improvements..............................................                   86
                                                                                    --------
                                                                                       7,495

   Less: Accumulated depreciation and amortization.....................               (5,519)
                                                                                    ---------

           Net property and equipment..................................                1,976
   Inventories, net (Notes 3,4 and 6)..................................                2,539
   Other assets (Notes 8 and 10).......................................                1,220
                                                                                    --------

                                                                                     $12,627
                                                                                     =======
                                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Revolving line of credit (Note 6)...................................               $1,451
   Current maturities of long-term debt (Note 7).......................                2,369
   Accounts payable....................................................                  939
   Other accrued expenses..............................................                  505
                                                                                    --------

        Total current liabilities......................................                5,264
   Long-term debt, less current maturities (Note 7)....................                4,446
   Loan payable (Note 8)...............................................                  800
                                                                                    --------

  Total liabilities....................................................               10,510
                                                                                    --------
Commitments and contingencies (Notes 9 and 11)
 Stockholders' equity (Notes 7 and 10):
   Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued.              -
   Common stock, $.01 par value; 40,000,000 shares authorized;
   18,997,227 shares issued and outstanding............................                  190
   Additional paid-in capital..........................................               42,703
   Accumulated deficit.................................................              (40,776)
                                                                                    ---------
     Total stockholders' equity........................................                2,117
                                                                                    ---------
                                                                                     $12,627
                                                                                    =========

                             See accompanying notes.

                    DATAMETRICS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            Fiscal Years Ended

                                                         October 31, October 25,
                                                              1999        1998
                                                         ----------- -----------
                                           (In thousands, except per share data)

Sales (Note 1)..........................................      $8,560     $7,742
   Cost of sales (Note 3)...............................       8,105      5,570
   Selling, general and administrative..................       4,689      4,924
   Lease settlement expense (Note 11)...................       1,225          -
                                                              ------     ------

   Loss from operations.................................     (5,459)     (2,752)
 Interest expense, net (Note 10)........................     (1,259)       (518)
                                                            --------     -------

Net loss                                                    $(6,718)    $(3,270)
                                                            ========    ========


Loss per share of common stock:
   Basic and diluted....................................    $(0.38)     $ (0.22)
                                                            =======     ========

Weighted Average Number of Shares Outstanding:
   Basic and diluted....................................     17,773      15,202
                                                             =======     ======

                             See accompanying notes.

                    DATAMETRICS CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                            Common Stock
                                            ------------               Additional                          Total
                                          Number of                     Paid-in       Accumulated      Stockholders'
                                            Shares         Amount       Capital         Deficit           Equity
                                            ------         ------       -------         -------           ------
Balances at October 26, 1997              13,283,168        $133        $34,177        $(30,788)          $3,522
Issuance of common stock and
warrants, net of issuance costs            2,280,337          23          3,733             -              3,756
  Net loss                                  -----           -----         -----          (3,270)          (3,270)
                                          ----------       -------      --------       ---------         --------

Balances at October 25, 1998              15,563,505         156         37,910         (34,058)           4,008
Issuance of common stock and
warrants, Net of issuance costs            3,283,722          32          3,172          ----              3,204

Issuance of common stock
relating to legal settlement                 150,000           2            373            -                 375

Value of warrants issued in
connection with debt placement               ----           ----          1,248          ----              1,248

Net loss
                                             ----           ----          ----           (6,718)          (6,718)
                                          ----------       ------       -------          -------          -------

Balances at October 31, 1999              18,997,227        $190        $42,703        $(40,776)          $2,117
                                          ==========        ====        =======        =========          ======



                             See accompanying notes.

                    DATAMETRICS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                         Fiscal Years Ended
                                                                                         ------------------
                                                                                     October 31,     October 25,
                                                                                        1999            1998
                                                                                        ----            ----
Cash Flows from Operating Activities:
   Net loss                                                                            $(6,718)        $(3,270)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Non-cash interest and financing costs                                                 416           -----
     Non-cash charges related to settlement of litigation                                  375           -----
     Depreciation and amortization                                                         419             490
     loss on disposal of assets                                                          -----              (3)
Changes in assets and liabilities:
   Accounts receivable                                                                    (412)            896
   Inventories                                                                           1,398           1,344
   Prepaid expenses and other current assets                                              (423)            118
   Other assets                                                                            (61)            261
   Accounts payable                                                                        (94)           (609)
   Accrued expenses                                                                        (70)         (1,062)
   Advance and progress payments from customers                                          -----           (133)-
   Other long-term liabilities                                                           -----            (323)
                                                                                         -----            -----
         Net cash used in operating activities                                          (5,170)         (4,979)
                                                                                        -------         -------

Cash Flows from Investing Activities:
   Capital expenditures for property and equipment                                         (88)         (1,574)

   Proceeds from sale of fixed assets                                                      ---              11
                                                                                           ---              --
         Net cash used in investing activities                                             (88)         (1,563)
                                                                                           ----         -------

Cash Flows from Financing Activities:
   Borrowings on revolving line of credit                                                1,877           8,310
   Payments on revolving line of credit                                                 (2,095)         (7,633)
   Increase (decrease) in other current liabilities                                        ---            (500)
   Payments on capitalized lease obligations                                               ---              (6)
   Borrowings on long-term debt                                                          3,150           2,717
   Payments on long-term debt                                                           (1,022)           (124)
   Borrowings on loan payable                                                               54              50
   Proceeds from the issuance of common stock and warrants                               3,203           3,756
                                                                                         -----           -----
        Net cash provided by financing activities                                        5,167           6,570
                                                                                         -----           -----

Net increase (decrease) in cash and cash equivalents                                       (91)             28
Cash and cash equivalents at beginning of the year                                         228             200
                                                                                           ---             ---

Cash and cash equivalents at end of the year                                            $  137           $ 228
                                                                                        ======           =====

Supplemental Disclosures of Cash Flow Information:
   Interest paid, net                                                                   $  776           $ 512
   Income paid taxes                                                                         3               7

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

   REVENUE RECOGNITION

     The Company recognizes revenue on the sale of product and parts when shipped.

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

     Approximately 54% and 71% of the Company's sales during fiscal years 1999 and 1998, respectively, were to various U.S. government agencies under prime contracts or to prime contractors having sales to such agencies. Export sales to foreign customers amounted to $3,151,000 ($3,069,000 to Canada) or 37% of total sales in fiscal year 1999. Export sales in 1998 were immaterial. The Company's three largest customers accounted for 36%, 22% and 11% of the Company's sales for the fiscal year ended October 31, 1999. Its three largest customers accounted for 24%, 22% and 19% of the Company's sales for the fiscal year ended October 25, 1998. Accounts receivable from these customers represented 74% of accounts receivables at October 31, 1999.

                    DATAMETRICS CORPORATION AND SUBSIDIARIES

   CASH AND CASH EQUIVALENTS

     The Company considers securities purchased within three months of their date of maturity to be cash equivalents.

   INVENTORIES

     Inventories, which primarily include purchased parts and subassemblies, are stated at the lower of cost (first-in, first-out) or market. Contract inventory costs include purchased materials, direct labor and manufacturing overhead. The portion of inventories not expected to be sold within one year are classified as noncurrent assets.


   PROPERTY AND EQUIPMENT

     Depreciation and amortization of property and equipment are provided using the straight-line method over the following estimated useful lives:


Building and improvements..................   39 years
Machinery and equipment....................   2 to 5 years
Furniture, fixtures and computer equipment.   2 to 8 years
Leasehold improvements.....................   Shorter of  the  remaining term of
                                              the lease or the life of the asset


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


   LOSS PER SHARE

     Basic loss per share includes no dilution and is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options. The effect of common stock equivalents has been excluded from the diluted calculation since the effect would be antidilutive.

                    DATAMETRICS CORPORATION AND SUBSIDIARIES

   IMPAIRMENT OF LONG-LIVED ASSETS

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

   RECLASSIFICATIONS

     Certain reclassifications were made to 1998 balances to conform with 1999 presentation.

   RECENT ACCOUNTING STANDARDS

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

     Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. The adoption of this new standard did not have an effect on the Financial Statements.

                    DATAMETRICS CORPORATION AND SUBSIDIARIES

     NOTE 2.      GOING CONCERN

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has continued to incur significant losses from operations resulting primarily from a decline in the Company's military business, and this raises substantial doubt about its ability to continue as a going concern.

         The Company is planning to take steps necessary to enable the Company to continue as a going concern. As discussed in Note 3, the Company is discontinuing its military business and is planning to sell all related inventory, customer lists and manfacturing drawings and specifications. In connection with this, the Company has implemented cost cutting measures including significant employee reductions.

         The  Company has also  separately  incorporated  MadeMyWay.Com(TM),  an
Internet-based company which uses the Company's printer technology to manufacture apparel, textile and specialty items. Although the Company believes that MadeMyWay.com(TM) will be successful given the Company's superior printer technology, variety of offerings and quick fulfillment time, there can be no assurances that this company will be successful or profitable. The Company is also seeking additional financing to assist the Company with its launch of MadeMyWay.com(TM) and for general working capital purposes. There can be no assurance that the Company will be successful in these efforts.

         The Company's continuation as a going concern is dependent on its ability to successfully implement its cost cutting measures, increase revenues from its industrial printer business and the newly formed MadeMyWay.com(TM), and raise additional financing. The accompanying financial statements do not include any adjustments that may result from the Company's inability to continue as a going concern.

     NOTE 3.  SALE OF THE MILITARY BUSINESS

         Subsequent to year-end, the Company's Board of Directors approved the sale of the Company's military business due to its continued poor performance. The Company will seek to sell the entire inventory, customer lists and manufacturing drawings and specifications related to this line of business. In connection with this pending sale, the Company incurred a write down of its military inventory of approximately $2 million as of October 31,1999, which has been included in cost of sales. The Company anticipates that the sale should be completed within the next fiscal year.

                    DATAMETRICS CORPORATION AND SUBSIDIARIES

NOTE 4.   INVENTORIES

     Inventories consist of the following:
                                                                  1999
                                                                  ----
                                                                  (In thousands)

      Stockroom inventories.........................................  $10,821
      Work in process...............................................      621
                                                                    ---------
                ....................................................   11,442
      Less inventories classified as non-current asset..............  (2,539)
      Less reserve for obsolescence.................................  (5,500)
                                                                      -------
                                                                       $3,403
                                                                       ======

         Inventories consist primarily of materials used by the Company for existing and anticipated contracts and materials and finished assemblies which are held to satisfy spare parts requirements of the Company's customers. Those parts not expected to be sold within one year including parts which may be used in the Company's bailment program for its high-speed color printers are classified as a non-current asset. The Company does not amortize its non-current inventory, rather the Company evaluates all inventory for obsolescence on a periodic basis and records estimated reserves.

                    DATAMETRICS CORPORATION AND SUBSIDIARIES

NOTE 5.  INCOME TAXES

     The primary components of the Company's net deferred income tax assets are as follows:

                                                                  1999
                                                                  ----
                                                                  (In thousands)

     Net operating loss carryforwards.............................    $14,486
     General business credit carryforwards........................        372
     Other non-deductible accruals and allowances.................      2,391
                                                                     ---------
          Total deferred income tax assets........................     17,249
     Valuation allowance for deferred income tax assets...........    (17,249)
                                                                      --------
     Net deferred income tax assets...............................  $ -------
                                                                     =========


     Net operating loss and tax credit carryforwards of approximately $37 million for federal income tax purposes will expire at various times between 2010 and 2018.

         The provision for income taxes is composed of the following:


                                                             1999       1998
                                                             ----       ----
                                                              (In thousands)
     Current:
          Federal                                           $----       $----
          State                                             $----       $ ---
     Deferred:
          Federal                                          (2,026)     (1,105)
         State                                               (357)       (188)
     Increase in valuation allowance                        2,383       1,293
                                                            -----       -----
                                                            $----       $ ---
                                                            =====       =====

                    DATAMETRICS CORPORATION AND SUBSIDIARIES

     Based upon management's judgment and the continued losses incurred by the Company, the valuation allowance represents 100% of the Company's net deferred income tax assets. The following is a reconciliation of the difference between the actual provision for income taxes and the provision computed by applying the federal statutory tax rate on loss before income taxes:
                                                               1999        1998
                                                               ----        ----
                                                              (In thousands)

Federal income tax benefit computed at statutory rate..... $(2,284)     $(1,109)
State income tax benefit, net of federal benefits.........    (335)        (195)
Change in valuation allowance.............................    2,383        1,293
Other, net................................................      236           11
                                                           --------     --------
                                                           $  ---      $   ---
                                                           ========    =========

NOTE 6.  REVOLVING LINE OF CREDIT

     In September 1999, the Company entered into a $1,500,000 revolving line of credit with Branch Banking and Trust Company ("Branch Bank"). The Line of Credit accrues interest at a variable rate equal to Branch Bank's Prime Rate plus 0.5% (8.75% at October 31, 1999). The Line of Credit is secured by accounts receivable and inventory of the Company and guarantees by two guarantors in the aggregate amount of $1,500,000 ("Guarantees") that are secured by letters of credit issued on the accounts of each of the guarantors. In consideration of the Guarantees, the guarantors received Warrants to purchase up to an aggregate 1,500,000 shares of the Common Stock of the Company, $.01 par value, for a purchase price of $1.00 per share, pursuant to an arrangement made in July 1999. The Company also issued Warrants to purchase up to 75,000 shares of the Common Stock of the Company for a purchase price of $1.10 per share to a third party as compensation for arranging the Guarantees. The Line of Credit expires on August 25, 2000.

NOTE 7.   LONG-TERM DEBT

     Long-term debt consists of the following:
                                                                  1999
                                                                  ----
                                                                  (In thousands)

   Mortgage  SouthTrust Bank(a) ................................      $945
   Subordinated Notes (b).......................................     3,524
   Subordinated Convertible Notes (c)...........................     2,346
   Less current maturities of long-term debt....................    (2,369)
                                                                   -------
                                                                    $4,446
                                                                    ======

                    DATAMETRICS CORPORATION AND SUBSIDIARIES

 (a) In December 1997, the Company purchased a 43,000 square foot facility in Orlando, Florida for $899,000. In connection with the acquisition of this property, the Company obtained a mortgage loan in the amount of $975,000 from SouthTrust Bank. The loan matures on March 9, 2008. Interest is based on 8.02% per annum through March 9, 2003 and is then adjusted to equal 2.25% in excess of the weekly average yield on United States Treasury Notes adjusted to a constant maturity of five years as made available by the Federal Reserve Board.

       Maturities of the mortgage loan debt at October 31, 1999 are as follows:

                                                        (In thousands)

               2000...................................        $23
               2001...................................         24
               2002...................................         26
               2003...................................         29
               2004...................................         32
               Thereafter.............................        811
                                                              ---

               Total Maturities ......................        945
               Less:  Current maturities of long term debt     23
                                                               --
                                                             $922
                                                             ====

(b) In December 1998, the Company closed a private placement of approximately $3.45 million of 10% Subordinated Notes due in December 2000 (the "Subordinated Notes") and $1.55 million in shares of the Company's common stock. The Subordinated Notes, which are unsecured and callable under certain conditions, provide for the Company to issue 5-year warrants exercisable into the Company's common stock at a price of $1.50 per share. As part of the offering, investors holding $1.75 million of the Company's Convertible Debentures issued earlier in the year exchanged their holdings for new 10% Subordinated Notes. In addition, holders of $500,000 of the Company's Senior Subordinated Debentures also exchanged their Debentures for the new 10% Subordinated Notes. The net proceeds of approximately $2.75 million from the sale of Subordinated Notes and common stock were used for debt retirement and working capital purposes.

(c) In August 1999, the Company closed a private placement of approximately $2.3 million of 12% Subordinated Convertible Secured Notes due in August 2000 (the "Subordinated Convertible Notes"). The Subordinated Convertible Notes, which are callable under certain conditions, provide for the Company to issue 5-year warrants exercisable into the Company's common stock at a price of $1.10 per share. As part of the offering, investors holding $150,000 of the Company's Bridge Notes issued earlier in the year and holder of $600,000 of the Company's Senior Subordinated Debentures exchanged their holdings for the new Subordinated Convertible Notes. The net proceeds of approximately $1.55 million from the sale of Subordinated Convertible Notes were used for working capital purposes.

NOTE 8.   LOAN PAYABLE

     During 1999, the Company borrowed $54,000 against the cash surrender value of its key-man life insurance policy. At October 31, 1999, the balance owed, which approximates the cash surrender value included in other assets, was $800,217 at 7.8% per annum.

                    DATAMETRICS CORPORATION AND SUBSIDIARIES

NOTE 9.   LEASES

     The Company currently leases its facilities and various equipment under operating leases. The building leases expire through 2004 and the equipment leases expire through 2003. Minimum future rental commitments under noncancelable operating leases are as follows:

                                                  (In thousands)

                 2000..........................       $324
                 2001..........................        211
                 2002..........................        162
                 2003..........................         50
                                                     -----
                                                      $747


         Rental expenses charged to operations were $320,000,and $321,000 for the fiscal years 1999 and 1998, respectively.

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

     The following table sets forth summarized information concerning the Company's stock options:

                                                                                         Number of      Exercise
                                                                                         Shares        Price Range
                                                                                         ------        -----------
                                                                                         (In thousands)
Options outstanding for shares of common stock at
      October 26, 1997...........................................................           194       $1.2500-7.8750
      Granted....................................................................            85              $1.8150
      Canceled or expired........................................................          (38)       $1.2500-7.8750
      Exercised..................................................................           ---                  ---
                                                                                            ---              -------

Options outstanding for shares of common stock at
      October 25, 1998...........................................................           241       $1.2500-7.8750
      Granted....................................................................           ---                  ---
      Canceled or expired........................................................          (50)       $1.2500-2.8750
      Exercised..................................................................           ---                  ---
Options outstanding for shares of common stock at October 31, 1999                          191       $1.2500-7.8750
                                                                                            ===       ==============

Shares reserved for issuance at October 31, 1999.................................         1,534
                                                                                          =====

Weighted average option exercise price information was as follows:

                                                                                          1999                 1998
                                                                                        --------             --------
    Outstanding at beginning of year............................................         $ 1.90               $2.47
    Granted during the year.....................................................            ---                 .82
    Exercised during the year...................................................            ---                 ---
    Canceled, terminated and expired............................................          $1.58               $2.23
    Exercisable at year end.....................................................          $2.19               $2.02


                    DATAMETRICS CORPORATION AND SUBSIDIARIES

     Significant option groups outstanding at October 31, 1999 and related weighted average price and life information were as follows:

                                              Weighted Average         Weighted            Number           Weighted
                       Number Outstanding        Remaining        Average Exercise     Exercisable(In        Average
Exercise Price Range     (In thousands)       Contractual Life          Price            thousands)      Exercise Price
--------------------   ------------------     ----------------    ----------------     --------------    --------------
$1.2500                        60                 0.94                 $1.2500                45             $1.2500
$1.500                         32                 1.42                  $.5000                20             $1.5000
$5.7500-$7.8750                14                 0.89                 $7.2679                13             $7.2395
$1.8150                        85                 2.51                 $1.8150                32             $1.8150
                              191                 1.72                 $1.9857               110             $2.1877
                              ===                                                            ===

         The Company applies Accounting Principles Board Opinion No. 25, "Accounting For Stock Issued To Employees," and selected interpretations in accounting for its stock-based compensation plans. Accordingly, as all options and warrants have been granted at exercise prices equal to fair market value on the date of grant, no compensation expense has been recognized by the Company in connection with its stock-based compensation plans. Had compensation cost for the stock options and warrants been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, "Accounting For Stock-Based Compensation," the Company's net loss and loss per share for the year ended October 25, 1998 would have been increased by approximately $199,000 and $.01 per share. There were no warrants or options granted to employees for the year ended October 31, 1999. The weighted average fair value of the options and warrants granted during 1998 is estimated at $.65 on the date of grant (using Black-Scholes option pricing model) with the following weighted average assumptions for 1998: volatility of 46.5%, risk-free interest rate of 6.20%, and an expected life of two to five years.

WARRANTS

         There are 200,000 shares of common stock reserved for issuance upon exercise of warrants sold for $0.001 per warrant to the underwriters of the Company's June 21, 1995 offering of common stock. The warrants are exercisable for a period of five years beginning June 21, 1996 and have a per-share exercise price equal to $9.60 (120% of the initial public offering price of $8.00). There were 616,679 shares of common stock reserved for issuance upon exercise of warrants issued in conjunction with the Company's November 25, 1996 Senior Subordinated Debt Offering. The warrants are exercisable for a period of five years beginning November 25, 1996 and have a per-share exercise price of $1.50. There were 337,000 warrants outstanding at October 31, 1999. There are 200,000 shares of common stock reserved for issuance upon exercise of warrants issued in conjunction with a commitment to raise up to $3,000,000 in capital for the Company. The warrants are exercisable for a period of five years beginning
February 5, 1997 and have a per-share exercise price of $2.00. There is 1,250,000 shares of common stock reserved for issuance upon exercise of warrants issued to one executive officer issued in conjunction with his employment agreement (see Note 11) and to a former officer of the Company. The warrants are exercisable for a period of five years beginning November 13, 1996 and have a per-share exercise price of $ 2.00.

         During fiscal 1999, the Company issued approximately 7.2 million warrants, all of which were still outstanding at October 31, 1999, in connection with various debt and stock placements. The weighted average exercise price was $1.10 and the weighted average warrant life was five years. The fair value of the warrants were determined using the Black-Scholes option pricing model. The weighted average assumptions were as follows: volatility of 45.8%, risk free rate of 5.63% and an expected life of one year. The fair value of the warrants issued in connection with debt was treated as original issue discount ("OID"), are included in prepaid expenses and other assets and are being amortized over the life of the related debt. For the year ended October 31, 1999, approximately $416,000 was charged to interest expense relating to the amortization of OID.

                    DATAMETRICS CORPORATION AND SUBSIDIARIES

NOTE 11.   COMMITMENTS AND CONTINGENCIES

EMPLOYMENT AGREEMENTS

         The Company has an employment agreement with its executive officer/director, which expires December 31, 2002. The agreement automatically renews on an annual basis unless notified by July 1. Such agreement provides for minimum salary levels, adjusted annually for cost-of-living changes, as well as for incentive bonuses which are payable if specified management goals are attained. The aggregate commitment for future salaries at October 31, 1999, excluding bonuses, was approximately $854,000. This agreement also provides severance pay benefits upon termination of the executive's employment with the Company as follows:

         (a) Company-Initiated Termination Without Cause - the executive shall be entitled to one payment of the Base Salary for a period equal to the greater of (i) one year from the date of termination, or the remainder of the employment term; and (ii) the Company shall continue to provide the executive and the members of the executive's immediate family all benefits provided by the employment agreement. If any of these benefits terminate by operation of law, the Company will reimburse the executive for the costs of replacing those benefits for the remainder of such period. As security for all of the Company's obligations to make any payments to the executive, the Company granted to the executive a subordinated security interest in all assets of the Company now owned or hereafter acquired.

         (b) Company-Initiated Termination in Connection with a Change in Control-the executive shall be entitled to a cash payment equal to the lesser of three years' base salary or the maximum amount which would not result in any portion of the payment being subject to the excise tax under Section 4999 of the Internal Revenue Code. "Change in Control" shall mean: (i) a merger or consolidation in which the Company is not the surviving corporation; (ii) a reverse merger; or (iii) the acquisition by any person, entity or group within the meaning of Section 13(d) or 14(d) of the Securities Exchange Act of 1934, as amended, of the beneficial ownership of securities of the Company representing at least fifty percent of the combined voting power entitled to vote in the election of directors.

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

         On September 28, 1998, a California trial court upheld the enforceability of the Former Officers' Severance Agreements and the Former Officers' requested entry of a judgment in the approximate amount of $1,200,000 plus interest and costs. The Company has appealed the judgment and in September 1999, the California Court of Appeal reversed the judgment in favor of the Former Officers and awarded the Company its costs on appeal. In addition, the California Supreme Court denied the Former Officers' petition for review of the appellate decision. The Company intends to seek recovery of both its trial and appellate costs.

                    DATAMETRICS CORPORATION AND SUBSIDIARIES

In April 1998, the owner of the premises the Company formerly leased in Woodland Hills, California, sued the Company for the balance of all rent due through the end of the then existing lease agreement plus damages. In March 1999, the Company entered into a Mutual Release and Settlement Agreement wherein the Company paid a total of $850,000 in cash and issued 150,000 shares of Common Stock to the owner. The Company has agreed to register the shares of Common Stock, and under certain circumstances, the Company will issue additional shares of Common Stock to the extent that the market price of its Common Stock falls below certain levels. The Company also has the right to repurchase the shares under certain circumstances. Since the minimum amount guaranteed of $375,000 in common stock by the Company exceeded the market value of the common stock issued by the Company, the Common Stock has been valued at $2.50 per share.

         REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Datametrics Corporation

The audits referred to in our report dated January 25, 2000 relating to the consolidated financial statements of Datametrics Corporation and subsidiaries, (which report contained an explanatory paragraph regarding the Company's inability to continue as a going concern), which is contained in Item 7 of Form 10-KSB, included the audits of the financial statement schedule listed in the accompanying index for the years ended October 31, 1999 and October 25, 1998. The financial statement schedule is the responsibility of management. Our responsibility is to express an opinion on the financial statement schedule based upon our audits.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.



                                         BDO Seidman, LLP
                                         New York, New York
                                         January 25, 2000

                    DATAMETRICS CORPORATION AND SUBSIDIARIES
                  SCHEDULE II Valuation And Qualifying Accounts
                               For The Years Ended
                      October 31, 1999 and October 25, 1998

Classification                                                         1999     1998
--------------                                                         ----      ---
                                                                       (In Thousands)
Reserve for possible losses:
Balance at beginning of period                                       $   195    $    48
 Add-provision charged to operations                                     147          -
Less-recovery of bad debt                                                  -          -
Less-reserve applied during the year                                    (145)         -
                                                                     --------   -------
Balance at end of period                                             $    50    $   195
                                                                     =======    =======

Reserve for inventory obsolescence:
Balance at beginning of period                                       $ 4,828    $ 4,222
Add-provision charged to operations                                    2,000        985
Less-reserve applied during the year                                  (1,328)     (379)
                                                                      -------   -------

Balance at end of period                                              $5,500    $ 4,828
                                                                      ======    =======

Valuation allowances for deferred income tax assets:
Balance at beginning of period                                        $14,866   $13,573
Add-provision charged to operations                                     2,383     1,293
                                                                        -----   -------
Balance at end of period                                              $17,249   $14,866
                                                                      =======   =======

                             DATAMETRICS COPORATION

                  10-KSB for fiscal year ended October 31, 1999

                    EXHIBIT LIST and DESCRIPTION OF EXHIBITS

--------------------------------------------------------------------------------


Exhibit No.           Description

     3.1 Restated Certificate of Incorporation, as currently in effect (incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-K dated April 15, 1987).

     3.2 Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights of Series B Preferred Stock and Qualifications, Limitations and Restrictions Thereof dated August 10, 1993 (incorporated by reference to Exhibit 4.1 to Registrant's Form 8-K dated August 10, 1993).

     3.3 Bylaws as currently in effect (incorporated by reference to Exhibit 3.2 to Registrant's Form 10-K for the year ended October 28, 1990).

     3.4 First Amendment to the Restated Bylaws, dated August 6, 1996 (incorporated by reference to Exhibit 3.0 to the Registrant's Form 8-K dated August 6, 1996).

     4.1              Warrant issued to Daniel P. Ginns, dated November 13, 1996
                      (incorporated   by   reference   to  Exhibit  4.1  to  the
                      Registrant's Form SB-2/A dated September 17, 1999).

     4.2 Warrant issued to Adrien A. Maught, Jr., dated November 13, 1996 (incorporated by reference to Exhibit 4.2 to the Registrant's Form SB-2/A dated September 17, 1999).

     4.3 7% Convertible Debenture Subscription Agreement dated as of July 24, 1998 between the Registrant and the Investors named therein (incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K dated July 24, 1998).

     4.4              Form  of  7%  Convertible   Debenture   (incorporated   by
                      reference to Exhibit 4.2 to the Registrant's Form 8-K dated July 24, 1998).

     4.5 Registration Rights Agreement dated as of July 24, 1998 between the Registrant and the Investors named therein (incorporated by reference to Exhibit 4.3 to the Registrant's Form 8-K dated July 24, 1998).

     4.6              Form  of  10%  Subordinated  Note  Subscription  Agreement
                      (incorporated   by   reference   to  Exhibit  4.4  to  the
                      Registrant's Form 8-K dated December 24, 1998.)

     4.7 Form of 10% Subordinated Note (incorporated by reference to Exhibit 4.5 to the Registrant's Form 8-K dated December 24, 1998).

     4.8 Form of Registration Rights Agreement (incorporated by reference to Exhibit 4.6 to the Registrant's Form 8-K dated December 24, 1998).

     4.9 Form of Common Stock Subscription Agreement (incorporated by reference to Exhibit 4.7 to the Registrant's Form 8-K dated December 24, 1998).

     4.10 Common Stock Purchase Agreement, dated May 7, 1999, by and among the Registrant and the Purchasers listed therein (incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K dated May 7, 1999).

     4.11 Registration Rights Agreement, dated May 7, 1999, by and among the Registrant and the Purchasers listed therein (incorporated by reference to Exhibit 4.2 to the Registrant's 8-K dated May 7, 1999).

     4.12 Form of Warrant (incorporated by Reference to Exhibit 4.3 to the Registrant's 8-K dated May 7, 1999).

     4.13 Form of Subscription Agreement between the Company and the subscribers listed therein for 12% Convertible Subordinated Secured Notes Due July 2000 (incorporated by reference to Exhibit 4.1 to the Registrant's 8-K dated August 2, 1999).

     4.14 Form of Security Agreement in connection with 12% Convertible Subordinated Secured Notes Due 2000 (incorporated by reference to Exhibit 4.5 to the Registrant's 8-K dated August 2, 1999).

     4.15 Form of Registration Rights Agreement in connection with 12% Convertible Subordinated Secured Notes Due July 2000 (incorporated by reference to Exhibit 4.4 to the Registrant's 8-K dated August 2, 1999).

     4.16 Form of 12% Convertible Subordinated Secured Note Due July 2000 (incorporated by reference to Exhibit 4.2 to the Registrant's 8-K dated August 2, 1999).

     4.17 Form of Warrant issued in connection with 12% Convertible Subordinated Secured Notes Due July 2000 (incorporated by reference to Exhibit 4.3 to the Registrant's 8-K dated August 2, 1999).

     4.18             Warrant  issued  to  Carl  K.  Doumani   (incorporated  by
                      reference to Exhibit 4.1 to the Registrant's 8-K dated September 13, 1999).

     4.19 Warrant issued to Roy Doumani (incorporated by reference to Exhibit 4.2 to the Registrant's 8-K dated September 13,
                      1999).

     4.20             Form  of  Warrant  issued  to  finder   (incorporated   by
                      reference to Exhibit 4.3 to the Registrant's 8-K dated September 13, 1999).

     10.3 Employment Agreement of Daniel P. Ginns dated as of August 12, 1997 (incorporated by reference to Exhibit 10.3 to the Registrant's Form SB-2/A dated September 17, 1999).

     10.4             Security  Agreement  between the  Registrant and Daniel P.
                      Ginns, dated as of August 12, 1997 (incorporated by reference to Exhibit 10.4 to the Registrant's Form SB-2/A dated September 17, 1999).

     10.5 Employment Agreement of Adrien A. Maught, Jr. dated as of August 12, 1997 (incorporated by reference to Exhibit 10.5 to the Registrant's Form SB-2/A dated September 17,
                      1999).

     10.6             Security  Agreement  between the  Registrant and Adrien A.
                      Maught, Jr. dated as of August 12, 1997. (incorporated by reference to Exhibit 10.6 to the Registrant's Form SB-2/A dated September 17, 1999).

     10.7             Loan  Agreement  with Branch Bank,  dated as of August 20,
                      1999 (incorporated by reference to Exhibit 10.1 to the Registrant's 8-K dated September 13, 1999).

     10.8 Promissory Note payable to Branch Bank, dated as of August 20, 1999 (incorporated by reference to Exhibit 10.2 to the Registrant's 8-K dated September 13, 1999).

     10.9 Security Agreement and Addendum with Branch Bank, dated as of August 20, 1999 (incorporated by reference to Exhibit
                      10.3 to the Registrant's 8-K dated September 13, 1999).

     10.10 Form of Guarantee and Addendum of each of the guarantors of the Registrant's line of credit with Branch Banking and Trust Company (incorporated by reference to Exhibit 10.4 to the Registrant's 8-K dated September 13, 1999).

     16.1             Letter  of  Ernst & Young  LLP  dated  November  7,  1997, regarding its comments to the statements made by Registrant in Item 4 of Registrant's Form 8-K filed with the Securities and Exchange Commission on November 7, 1997 (incorporated by reference to Exhibit 16.1 to the Registrant's Form 8-K filed on November 7, 1997).

     16.2             Letter  of  Deloitte  & Touche  LLP  dated  March 3,  1998 regarding its comments to the statements made by Registrant in Item 4 of Registrant's Form 8-K filed with the Securities and Exchange Commission on February 25, 1998 (incorporated by reference to Exhibit 16.1 to the Registrant's Form 8-K/A filed on March 5, 1998).

     16.3             Letter  of  Deloitte  &  Touche  LLP  dated  May  8,  1998 regarding its comments to the statements made by Registrant in Item 4 of Registrant's Form 8-K filed with the Securities and Exchange Commission on April 30, 1998 (incorporated by reference to Exhibit 16.1 to the Registrant's Form 8-K/A filed on May 21, 1998).

     21.1             List of Subsidiaries.

     27.1             Financial Data Schedule.

     99.1 The Datametrics Employee Savings Plan And The Trust Agreement Pursuant To The Datametrics Employee Savings Plan (incorporated by reference to Exhibit 28 to Registrant's Statement on Form S-8 filed on November 12, 1985 SEC File No. 33-01469.

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

     99.6 Datametrics Corporation Supplemental Executive Retirement Plan and Master Trust Agreement (incorporated by reference to Exhibit 28.6 to Registrant's From 10-K for the year ended October 30, 1994).

     99.7 The 1995 Stock Option Plan of Datametrics Corporation (incorporated by reference to Exhibit 28.7 to Registrant's Form S-8 Filed May 30, 1996, SEC File No. 333-04815).

     99.8 The Datametrics Corporation Employee Qualified Stock Purchase Plan (incorporated by reference to Exhibit 28.8 to Registrant's Form S-8 filed on May 30, 1996, SEC File No. 333-04815).