Form 10KSB/A
period 1999-10-31
DATAMETRICS CORP
filed 2000-02-28
CIK 27082

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-KSB/A

                                 Amendment No. 1
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended October 31, 1999
                                       OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     State Issuer's revenues for its most fiscal year:   $8,560,000
                                                          ---------
     State the aggregate market value of the voting stock held by non-affiliates of the Registrant (based on the closing price of such stock as reported by the American Stock Exchange) on February 10, 2000 was approximately $18,997,227.

     State the number of shares outstanding of the Registrant's Common Stock, as of the latest practicable date: 18,997,227 shares of Common Stock as of February 10, 2000.
================================================================================

[ITEM 9]

DIRECTORS AND EXECUTIVE OFFICERS

         Management is vested in our Board of Directors and officers. The Board of Directors is divided into three classes with two members in Class I, two members in Class II and two members in Class III. Each class is elected for a term of three years. At each annual meeting, shareholders elect Directors to succeed those Directors in the class whose term expires at that annual meeting. Each newly elected Director holds office until the third succeeding annual meeting and until the election and qualification of his or her successor. The officers of the Company hold office at the discretion of the Board of Directors.

         The Board of Directors and executive officers of the Company and their respective ages are set forth in the table below. Also provided is a brief description of the business experience of each Director and executive officer during the past five years and an indication of directorships (if any) held by each Director in other companies subject to the reporting requirements under the Federal securities laws.


NAME                              AGE      POSITION(S) HELD


Daniel P. Ginns                    49      Chairman of the Board of Directors,
                                           Chief Executive Officer and Secretary

Douglas S. Friedenberg             48      Director

John W. O'Leary                    64      Director

Vincent J. Cahill                  53      Director

Larry B. Silverman                 56      Controller, Treasurer


BUSINESS EXPERIENCE

         DANIEL P. GINNS has been the Chairman of the board of directors and Chief Executive Officer of the Company since October 1996, and Secretary of the Company since February 1997. Mr. Ginns is also a Director of StarBase
Corporation, a company whose shares are quoted on The Nasdaq SmallCap(sm) Market. From 1989 to 1996, Mr. Ginns was President of Belmont Capital, Inc., a management and financial advisory firm.

         DOUGLAS S. FRIEDENBERG has been a director of the Company since October 1996. Mr. Friedenberg has also been President of Firebird Capital Management, a manager of hedge funds, since 1993. From July 1991 through March 1993, Mr. Friedenberg was the President of Unicorn Capital Management, a hedge fund manager. Mr. Friedenberg is a Director of Stratford Acquisition Corp., a company whose shares are listed on the OTC Bulletin Board.

         JOHN W. O'LEARY has been a director of the Company since January 1999. Mr. O'Leary was the President and Chief Executive Officer of International Imaging Materials, Inc., a subsidiary of Paxar Corporation from 1984 to 1998. He is Chairman of the Board of AIM(R)USA and also serves on the board of directors of Marine Midland Bank, Rochester Region and the United Way of Rochester.

         VINCENT J. CAHILL has been a Director of the Company since April 1999. Since 1978 Mr. Cahill has been a consultant to The Colorworks, a screen printing and graphic imaging firm. Since 1996 he has served as a consultant to IT Strategies, a consulting company servicing the digital printing industry. Mr. Cahill is also a member of Newhill Technologies, LLC, which has pioneered development of digital technology for printing on ceramics and glass, and since 1998 has worked with Specialty Materials and Graphic Solutions, a firm which imports "thermo-weldable" printing materials. Mr. Cahill has written extensively on digital printing and graphic imaging as a contributing editor to Impressions Magazine and a writer for Screen Printing Magazine.

         LARRY B. SILVERMAN has served as Controller and Treasurer of the Company since December 1999. From 1991 to 1999, Mr. Silverman served as Controller of Shima Seiki U.S.A. Inc., headquartered in Cranbury, New Jersey.

BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, directors and persons who own more than ten percent of the Company's common shares to file reports of ownership with the SEC and to furnish the Company with copies of these reports. Based solely upon its review of reports received by it, or upon written representations from certain reporting persons that no reports were required, the Company believes that during fiscal 1999 all filing requirements were met except as set forth below:


OFFICER, DIRECTOR or     Number of Reports     Number of Transactions    Number of Failures to
  BENEFICIAL OWNER        Filed Late           Not Timely Reported       File Required Reports
--------------------     -----------------     ----------------------    ---------------------
Vincent J. Cahill                1(1)                   1                        --
Douglas Friedenberg              1                      1                       3(2)
Daniel P. Ginns                  1                      1                       2(2)
Headwaters Capital               --                    --                       3(2),(3)
Adrien Maught                    1                      1                       2(2)
John W. O'Leary                  1(1)                   1                        --
William Pandos                   1(1)                   1                       1(2)

         Notes:
                  (1)  Includes late filing of Form 3.
                  (2) Includes failure to file a Form 5 with respect to fiscal year end October 31, 1999.
                  (3)  Includes failure to file a Form 3.

[ITEM 10]

EXECUTIVE COMPENSATION

         The following table shows, for the fiscal years ended October 31, 1999, October 25, 1998 and October 26, 1997, the compensation earned by the current Chief Executive Officer of the Company. There were no executive officers of the Company who were serving as executive officers at the end of fiscal year 1999 who received total annual salary, bonus and other compensation in excess of $100,000 during fiscal year 1999 (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                       ANNUAL COMPENSATION                                  LONG-TERM COMPENSATION
                                                                   AWARDS                              PAYOUTS
                                                                   ------                              -------
                                                        OTHER     RE-STRICTED   SECURITIES
NAME AND                                                ANNUAL       STOCK      UNDERLYING                    ALL OTHER
PRINCIPAL                                            COMPENSATION   AWARD(S)    OPTIONS AND     LTIP        COMPENSATION
POSITIONS          YEAR     SALARY       BONUS(S)       ($)(2)       ($)        WARRANTS (#)   PAYOUTS($)      ($)
---------          ----     ------       --------   ------------- -----------   ------------   ----------   -------------
Daniel P. Ginns,    1999    253,205      ---          32,000(3)    10,000(4)     150,000          ---            ---
Chief Executive     1998    252,681      ---          32,000(3)    10,000(4)      50,000          ---            ---
Officer, and        1997    261,035(1)   24,000       27,000(3)    10,000(4)       ---            ---            ---
Chairman of the
Board of
Directors

(1) Includes related party payments of $72,250 for fees paid to Belmont Capital Inc. for consulting services prior to becoming an employee of the Company.
(2) Does not include perquisites to each of the Named Executive Officers that did not exceed the lesser of $50,000 or 10% of the total salary and bonus for such officer.
(3)      Director's fees.
(4) Restricted stock awarded in lieu of fees for attendance of certain meetings of Directors.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

         No Stock Option  /SARs were  granted to Mr.  Ginns  during  fiscal year
1999. Certain warrants were issued to Mr. Ginns in connection with other transactions. See note to following table.

AGGREGATE OPTION/ SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/WARRANT VALUES

         The following table provides information with respect to the Named Executive Officer regarding the exercise of options/SARs during the fiscal year ended October 31, 1999 and unexercised options/Warrants held as of the end of the fiscal year ended October 31, 1999. No stock appreciation rights were granted or exercised during fiscal year 1999, or were outstanding at the end of fiscal year 1999.

                       SHARES                       NUMBER OF SECURITIES UNDERLYING      VALUE OF UNEXERCISED IN-THE-MONEY
                     ACQUIRED ON       VALUE       UNEXERCISED OPTION AT OCTOBER 31,      OPTIONS/WARRANTS AT OCTOBER 31,
                    EXERCISE (#)      REALIZED     1999 (#) EXERCISABLE/UNEXERCISABLE                 1999($)
      NAME                              ($)                                                  EXERCISABLE/UNEXERCISABLE
Daniel P. Ginns           0              0        911,250 (1)                3,750               57,656            469


Notes:
(1) Includes warrants to purchase 700,000 shares of common stock issued in connection with Mr. Ginns' employment agreement, warrants to purchase 50,000 shares of common stock issued on October 27, 1997 as compensation for arranging financings, warrants to purchase 150,000 shares of common stock issued in connection with bridge financing in June 1999, and 11,250 non-qualified stock options that are presently exercisable as of October 31, 1999 pursuant to a grant of 15,000 non-qualified stock options in October 1996, which options vest over a period of 16 fiscal quarters.

DIRECTOR COMPENSATION

As Chairman of the Board of Directors, Daniel P. Ginns received an annual retainer fee of $32,000. All other Directors are entitled to receive an annual retainer fee of $12,500. In addition, each Director serving as Chairman on any committee of the Board of Directors is entitled to receive $1,600 for each committee meeting attendance, and all other Directors who are committee members are entitled to receive $800 for each committee meeting attendance. Pursuant to a written resolution of the Board of Directors, the Company has agreed to issue 10,000 shares of Common Stock to each Director in lieu of fees for committee participation. Accordingly, the Company issued 10,000 shares to each Director during fiscal year 1999 in lieu of fees for committee participation during each of the fiscal year, and the Company expects to continue issuing such shares of Common Stock in the future. These shares of Common Stock are restricted shares and may not be offered or sold unless registered under the Securities Exchange Act of 1933, as amended, or pursuant to an exemption therefrom.

EMPLOYMENT CONTRACTS AND CHANGE IN CONTROL AGREEMENTS

         In January 1997, we entered into an employment agreement with Mr. Ginns to be our Chief Executive Officer. This agreement terminates on December 31, 2003, but automatically renews for five years on January 1 and July 1 of each year so that the remaining term of each agreement will not be less than four and one-half years from the time of renewal. Under this agreement, Mr. Ginns is paid an initial annual base salary of $240,000, respectively. For each calendar year commencing with the calendar year beginning January 1, 1998, the base salary under these agreements is adjusted by the greater of 3% or the percentage change in the Consumer Price Index for the year then ended. In addition to the base salary, the Compensation Committee of the Board of Directors may, in its sole discretion, pay a performance-based bonus to Mr. Ginns in any year during the term of their respective agreements.

         We have the right to terminate Mr. Ginns' employment without cause at any time, provided, however, that Mr. Ginns each shall be entitled to payment of his base salary for a period equal to the greater of one year from the date of termination or the remainder of the employment agreement; and we shall continue to provide to such executive (and each member of his immediate family) all benefits provided by the employment agreement. In addition, upon termination in connection with a certain change in control of the Company, Mr. Ginns each shall be entitled to a cash payment equal to the lesser of three years' base salary or the maximum amount which would not result in any portion of such payment being subject to the excise tax under Section 4999 of the Internal Revenue Code.

         In connection with the employment agreement, we granted Mr. Ginns warrants to purchase up to 700,000 shares of the Company's Common Stock at a purchase price of $2.00 per share. The warrants provide for increase in the amount of warrants issued under certain circumstances to protect against anti-dilution. In December 1999 we granted Mr. Ginns warrants for an additional 700,000 shares at a purchase price of $1.25, in part to relieve the Company of the effect of some of the anti-dilution provisions. All of these warrants are immediately exercisable and have a term of five years. Upon renewal of the employment agreement, the five-year term of the first set of warrants is automatically renewed, commencing with the date of the employment agreement.

         We know of no arrangement among Stockholders which may result in a change of control of the Company.

[ITEM 11]

         SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS

         The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of February , 2000 by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock, (ii) each director of the Company, (iii) each executive officer of the Company, and (iv) all executive officers and directors of the Company as a group.


                                  AMOUNT OF SHARES         PERCENT OF SHARES
     BENEFICIAL OWNER             BENEFICIALLY OWNED       BENEFICIALLY OWNED
-------------------------         ------------------       ------------------
Daniel P. Ginns (1)                 1,700,312  (2)               8.2%
Douglas Friedenberg (1)             1,319,441  (3)               6.7%
John W. O'Leary (1)                    38,750  (4)                *
Vincent J. Cahill(1)                   11,874  (5)                *
------------------------          ----------------           ------------
All Executive Officers and          3,080,377                   14.4%
Directors as a Group (5 People)

Headwaters Capital (6)              2,000,000  (7)              10.1%
Robert London (8)                   1,269,930                    6.7%
Parker Quillen (9)                  1,338,410 (10)               6.6%

*less than 1%

Notes:

(1) The addresses of each of these persons is c/o Datametrics Corporation, 25B Hanover Road, Suite 3305, Florham Park, New Jersey 07932.

(2) Includes 700,000 shares of Common Stock underlying warrants presently exercisable at $2.00 per share; 700,000 shares of Common Stock underlying warrants presently exercisable at $1.25 per share; 200,000 shares of Common Stock underlying warrants exercisable at $1.00 per share; and 50,000 shares of Common Stock underlying warrants exercisable at $1.81 per share. Also includes 11,250 shares of Common Stock subject to non-qualified stock options presently exercisable at $1.25 per share. Excludes 3,750 shares of Common Stock subject to non-qualified stock options not exercisable during the next 60 days.

(3) Includes (a) 100,000 shares of Common Stock underlying warrants presently exercisable at $2.00 per share and 50,000 shares of Common Stock underlying warrants presently exercisable at $1.81 per share. (b) 11,250 shares of Common Stock subject to non-qualified stock options presently exercisable at $1.25 per share but excludes 3,750 shares of Common Stock subject to non-qualified stock options not exercisable during the next sixty (60) days. (c) the holdings of each of the following, as to each of which Mr. Friedenberg exercises investment control: (i) Peter Sosnkowski IRA - 166,667 shares of Common Stock including 50,000 shares of Common Stock underlying warrants presently exercisable at $1.10 per share, and 100,000 shares of Common Stock underlying convertible debentures presently convertible at $1.00 per share; (ii) Firebird Overseas, Ltd. - 413,450 shares of Common Stock (including 40,001 shares of Common Stock underlying warrants presently exercisable at $1.50 per share 62,250 shares of Common Stock underlying warrants presently exercisable at $1.10 per share, and 112,500 shares of Common Stock underlying convertible debentures presently convertible at $1.00 per share); (iii) Firebird Partners LP - 193,347 shares of Common Stock; and (iv) Euro-Dutch Company - 185,905 shares of Common Stock (including 23,334 shares of Common Stock underlying warrants presently exercisable at $1.50 per share); (c) 150,000 shares of Common Stock (including 25,000 shares of common stock underlying warrants presently exercisable at $1.10 per share, and 50,000 shares of Common Stock underlying convertible debentures presently convertible at $1.00 per share) issued to Gertrude Cohen, Mr. Friedenberg's mother, as to which he disclaims beneficial ownership.

(4) Includes 3,449 shares of Common Stock subject to non-qualified stock options that are presently exercisable at $1.88 per share. Excludes 11,251 shares of Common Stock subject to non-qualified stock options not exercisable during the next 60 days.

(5) Includes 2,812 shares of Common Stock subject to non-qualified stock options that are presently exercisable at $1.31 per share. Excludes 12,188 shares of Common Stock subject to non-qualified stock options not exercisable during the next 60 days.

(6) The address of Headwaters Capital is 220 Montgomery Street, Suite 500, San Francisco, California 94965.

(7) Includes 1,000,000 shares of Common Stock underlying warrants exercisable at the lesser of $1.35 per share or a price based upon the average market price of the shares during the 20 days preceding the purchase.

(8)      The address of Robert London is 212 Aurora Drive, Montecito, CA 93108.

(9) The address of Mr. Quillen is c/o Quilcap Corporation, 375 Park Avenue, Suite 1404, New York, New York.

(10) Includes the holdings of each of the following, as to each of which Mr. Quillen exercises investment control: Little Wing LP - 711,552 shares of common Stock underlying warrants presently exercisable at $1.50 per share; Little Wing Too LP - 76,818 shares of Common Stock underlying warrants presently exercisable at $1.50 per share; and Tradewinds Fund Limited - 550,040 shares of Common Stock underlying warrants presently exercisable at $1.50 per share.

         We know of no arrangement which may result in a change in control of the Company.

[ITEM 12]

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During the last two fiscal years, certain of our executive officers and Directors have engaged in transactions with us from time to time. Except as set forth below, these transactions involved (i) the purchase of our Common Stock and Warrants to purchase Common Stock in connection with various private placements on terms and conditions no different than those afforded to other investors, or (ii) amounts not exceeding $60,000.


              On July 24, 1998 and September 4, 1998, the Company received $982,500 and $746,500 in net proceeds from the private sale of $1,000,000 and $750,000, respectively, in aggregate principal amount of 7% Convertible Debentures due July 24, 2001. Affiliates of Mr. Douglas Friedenberg, a Director of the Company purchased all of the issued Securities.

              On December 30, 1998, the Company sold 1,559,734 shares of the Company's Common Stock at $1.00 per share. Mr. Richard Love, then a Director of the Company, purchased 200,000 of such shares, and Mr. Robert S. London purchased 1,000,000 of such shares, which gave him beneficial ownership of in excess of 5% of the Company's outstanding Common Stock.

              On April 14, 1999, we borrowed $50,000 from Daniel Ginns, which principal amount was repaid in full on April 15, 1999.

              On April 27, 1999, we borrowed $30,000, from a member of the immediate family of Daniel Ginns, which principal amount was repaid in full on April 28, 1999.

              On April 20, 1999, we borrowed $50,000 from Daniel Ginns, which principal amount was repaid in full on May 24, 1999.

              On June 15, 1999, we borrowed $50,000 from Daniel Ginns, which principal amount was repaid in full on August 2, 1999.

              In May 1999 we sold an aggregate 1,500,000 shares of Common Stock at $1.00 per share to 3 investors for an aggregate purchase price of $1,500,000. The investors were also issued 5-year Warrants to purchase up to an aggregate 1,500,000 shares of the Company's Common Stock. Headwater Capital purchased 1,000,000 of such shares, and received 1,000,000 of such warrants, which gave it beneficial ownership of in excess of 5% of the Company's outstanding Common Stock.

              During the fiscal year ending October 25, 1998, we paid $371,225 and $450,000 for liability and medical insurance, respectively, to Arthur A. Watson & Co., Inc., an entity of which Stephen Gass, a Director of the Company during fiscal 1998, is an Executive Vice President and stockholder. Management believes that these payments did not exceed amounts that a similarly situated computer and office equipment manufacturing company would reasonably expend for liability and medical insurance in an arms-length transaction. Mr. Gass resigned from the Board of Directors of the Company in July 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Florham Park, State of New Jersey, on the 28th day of February, 2000.

                                           DATAMETRICS CORPORATION
                                          (Registrant)

                                           /S/ Daniel P. Ginns
                                           -------------------------------------
                                               Daniel P. Ginns,
                                               Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

         Signature                   Title                         Date
         ---------                   -----                         ----

/s/ Daniel P. Ginns           Chairman of the Board,           February 28, 2000
------------------------      Chief Executive Officer
    Daniel P. Ginns           and Director (Principal
                              Executive Officer and
                              Principal Financial and
                              Accounting Officer)


/s/ Vincent J. Cahill        Director                          February 28, 2000
-------------------------
     Vincent J. Cahill



/s/ Douglas Friedenberg       Director                         February 25, 2000
-------------------------
    Douglas Friedenberg