Form 10QSB
period 2000-01-30
DATAMETRICS CORP
filed 2000-03-20
CIK 27082

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

{X} Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 30, 2000

                                       or

{ } Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ________to_________

                          Commission File Number 0-8690


                             Datametrics Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                              95-3545701
         --------                                              ----------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification Number)

            25B Hanover Road

     Florham Park, New Jersey                                       07932
     ------------------------                                       -----
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

Common Stock, $.01 Par Value -- 18,997,227 shares as of  3/20/00


================================================================================

                                    1 of 10

                    DATAMETRICS CORPORATION AND SUBSIDIARIES
                              Index to Form 10-QSB

                                                                        Page No.
                                                                        --------
Part I - Financial Information
      Item 1.  Financial Statements:

                Consolidated Balance Sheet as of January 30, 2000             3
                Consolidated Statements of Operations for the Three
                Months Ended January 30, 2000 and January 24, 1999            4
                Consolidated Statements of Cash Flows for the Three Months
                Ended January 30, 2000 and January 24, 1999                   5
                Notes to Consolidated Financial Statements                    6

      Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                        7

Part II - Other Information
      Item 1.      Legal Proceedings                                          8
      Item 2.      Changes in securities and uses of funds.                   8
      Item 3.      Defaults upon Senior Securities                            9
      Item 4.      Submission of matters to a vote of security holders        9
      Item 5.      Other Information                                          9
      Item 6.      Exhibits and Reports on Form 8-K                           9

Signatures                                                                    10




                                    2 of 10

                    DATAMETRICS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (unaudited)

                                January 30, 2000

                                                 (in 000s except for share date)
ASSETS
CURRENT ASSETS:
         Cash and cash equivalents                                    $  579
         Accounts receivable, net                                        760
         Inventory, net                                                3,290
         Prepaid expenses and other current assets                     1,038
                                                                      ------
         Total Current Assets                                          5,667

Property and Equipment, at Cost:
         Land                                                            420
         Building                                                      1,042
         Machinery and equipment                                       3,380
         Furniture, fixtures & computer equipment                      2,623
         Leasehold improvements                                           86
                                                                      ------
                                                                       7,551
         Accumulated depreciation and amortization                    (5,609)
                                                                      -------
         Net property and equipment                                    1,942
         Inventory, Net                                                2,739
                                                                         890
         Other Assets                                                 ------
                                                                      11,238
LIABILITIES AND STOCKHOLDERS' EQUITY                                  ======
CURRENT LIABILITIES:
         Revolving line of credit                                      1,451
         Current   maturities  of  long-term  debt                     5,893
         Accounts   Payable                                              843
         Accrued  expenses                                               570
                                                                      ------
                  Total Current Liabilities                            8,757

         Long-Term Debt, less current maturities                         916
         Loan Payable                                                    800
                                                                      ------
                  Total Liabilities                                   10,473
                                                                      ------
         Commitments and Contingencies
         Stockholders' Equity
         Common stock, $.01 par value - 40,000,000 shares
                  authorized; 18,997,227 shares issued and
                  outstanding in 2000 (19,007,227 in 1999)               190
         Additional paid-in capital                                   42,702
         Accumulated deficit                                         (42,127)
                                                                         765
                                                                     -------
                  Total Stockholders' Equity                         $11,238
                                                                     =======

See accompanying notes.

                                    3 of 10

                    DATAMETRICS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                             For Three Months Ended
                                                                       January  30,                January 24
                                                                           2000                        1999
                                                                -----------------------------------------------
                                                                      (In thousands, except for per share data)
Sales                                                                  $  1,131                    $  1,586

     Cost of sales                                                        1,391                       1,084
     Selling, general & administrative                                      641                         929
     Lease settlement expense                                              ---                        1,225
                                                                -----------------------------------------------

Income (loss) from operations                                              (901)                     (1,652)
Interest expense, net                                                      (451)                       (124)
                                                                -----------------------------------------------

Net (loss)                                                               (1,352)                    ($1,776)
                                                                ===============================================

Earnings (loss) per share of common stock
     Basic and Diluted                                                 $   (.08)                     ($0.11)
                                                                ===============================================

Weighted average number of shares outstanding
     Basic and Diluted                                                   17,773                      16,578
                                                                ===============================================


                                    4 of 10

                    DATAMETRICS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

                                   (Unaudited)

                                                                                For Three Months Ended
                                                                            January  30,        January 24
                                                                                2000                1999
                                                                            ------------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                                                 (1,352)              (1,776)
     Adjustments: to reconcile net loss to net cash
     provided by (used in) operating activities:
         Depreciation and amortization                                            90                  121

     Changes in assets and liabilities
         Accounts receivable                                                   1,631                 (308)
         Inventory                                                               (87)                (281)
         Prepaid expenses and other current assets                               (77)                  45
         Other assets                                                            330                   48
         Accounts payable                                                        (97)                 (10)
         Accrued commission and payroll                                           65                  (43)
         accrued expenses                                                                          (1,178)
                                                                            -------------------------------

Net cash provided by (used in) operating activities                              503               (1,026)
                                                                            -------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures for property and equipment                              (56)                ---
                                                                            -------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings on revolving line of credit                                      500                  426
     Payments on revolving line of credit                                       (500)              (2,095)
     Payment on capitalized lease obligations                                     --                  (17)
     Borrowings on long-term debt                                                 --                 3450
     Payments on long-terms debt                                                  (5)                 ---
     Exchange of 7% Convertible Debentures                                        --               (1,750)
     Exchange of Senior Subordinated Debentures                                   --                 (500)
     Proceeds from the issuance of common stock and warrants                      --                 1,559
                                                                            -------------------------------
     Net cash (used in) provided by financing activities                          (5)                1,073
                                                                            -------------------------------

     Net increase in cash and cash equivalents                                   442                    47
     Cash and cash equivalents at the beginning of the period                    137                   228
                                                                            -------------------------------

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD                               579                   275
                                                                            ===============================
Cash paid during the period for:
     Interest                                                                    150                    37
Non-cash transactions
     Exchange of 7% Convertible Debentures for 10%
         Senior Subordinated Notes Due 2000                                      ---                (1,750)
     Exchange of Senior Subordinated Debentures for
         10% Senior Subordinated Notes Due 2000                                  ---                  (500)

See accompanying notes.

                                    5 of 10

                    DATAMETRICS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                January 30, 2000

                                   (Unaudited)

1. The consolidated financial statements include the accounts of Datametrics Corporation and its wholly-owned subsidiaries (collectively, the "Company").

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission for the requirements of the Quarterly Report on Form 10-QSB. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the statements and notes thereto included in the Company's latest Annual Report on Form 10-K for the fiscal year ended October 31, 1999 as filed with the Securities and Exchange Commission.

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

2. INVENTORIES. Stockroom inventories consist primarily of materials used by the Company for existing and anticipated contracts and materials and finished assemblies which are held to satisfy spare parts requirements of the Company's customers. Those parts not expected to be sold within one year are classified as a non-current asset. The Company does not amortize its non-current inventory, but the Company evaluates all inventory for obsolescence on a periodic basis and records estimated reserves. Inventories as of January 30, 2000 consist of the following:

         Inventories of parts and sub-assemblies              $  10,624
         Work in process                                            130
         Finished Goods                                             774
                                                              ---------
                                                                 11,528

                  Less non current inventories                   (2,739)
                  Less reserve for obsolescence                  (5,500)
                                                              ----------
                                                              $   3,289
                                                              ==========
3.  SUBSEQUENT EVENTS.

         In January 2000, the Board of Directors of the Company approved a new strategic direction. The Company determined that it will seek buyers for its military/defense business and redirect its efforts exclusively to (a) the manfacture and marketing of the CONDOR(TM) and HARRIER(TM) high-speed thermal transfer printers and (b) the management and operation of its web-based MadeMyWay.com(TM) subsidiary. The Company's new strategic direction resulted in a significant reduction in personnel in January 2000.

                                    6 of 10

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

               Three Month Period Ended January 30, 2000 Compared
                  To Three Month Period Ended January 24, 1999

Sales for the three-month period ended January 30, 2000 were $1,131,000, a decrease of $455,000 or 29%, compared with sales of $1,586,000 in the same period in the prior fiscal year. The decrease in sales for the first quarter ended January 30, 2000 is attributable primarily to lower than anticipated orders from the Department of Defense and prime contractors for the Department of Defense.

Cost of Sales for the first quarter of fiscal 2000 was $1,391,000 (123% of sales), an increase of $307,000 or 28%, compared with $1,084,000 for the same period in the prior fiscal year. Cost of sales increased due to excess plant capacity resulting primarily from decreased military-related business.

         Selling, general and administrative ("SG&A") expenses for the three month period ended January 30, 2000 were $641,000 (57% of sales) a decrease of $288,000, or 31%, compared with $929,000 (59% of sales) for the same period in the prior fiscal year. The decrease is due to lower administrative and support staff expenses throughout the Company.

         Net interest expense amounted to $451,000 for the three month period ended January 30, 2000 compared with net interest expense of $124,000 for the same period in the prior year. The increase is due to higher outstanding borrowings and original issue discounts related to the Company's issuance of warrants in fiscal 1999.

         The net loss for the three-month period ended January 30, 2000 amounted to $1,052,000, an decrease of $724,000, compared with net loss of $1,776 for the same period in the prior year.

         Management has determined that, based on the Company's historical losses from recurring operations, the Company will not recognize its net deferred tax assets at January 30, 2000. Ultimate recognition of these tax assets is dependent, to some extent, on future revenue levels and margins. It is the intention of management to assess the appropriate level for the valuation allowance each quarter.

         The contract process in which products are offered for sale is generally set before costs are incurred, and prices are based on estimates of the costs, which include the anticipated impact of inflation.

         The Company's backlog of funded orders not yet recognized as revenue at October 31, 1999 was approximately $2,559,000. At January 30, 2000, the backlog was approximately $2,181,000. Approximately 75% of the January 30, 2000 backlog is expected to be delivered during the next twelve months.

LIQUIDITY AND CAPITAL RESOURCES

         The Company utilizes various computer software packages as tools in running its accounting operations. The Company has incorporated Year 2000

                                    7 of 10

("Y2K") compliant computer programming language into its software package. The investment required for its mainframe and critical hardware equipment to be Y2K compliant was not significant. Y2K issues have not manifested themselves in the Company's computers, nor has any Y2K problem resulted in an interruption in normal business activity. The Company continues to monitor and assess the risks of future Y2K associated program failures. However, due to the inherent uncertainty of the Y2K issue and dependence on third-party compliance, no assurance can be given that potential future Y2K failures will not adversely effect the Company's operations, liquidity and financial position.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         The Company is, from time to time, the subject of legal litigation, claims and assessments arising out of matters occurring during the normal operation of the Company's business. In the opinion of management, the liability, if any, under such current litigation, claims and assessments would not materially affect the financial position or the results of operations of the Company.

         During the first quarter of the fiscal year, the appeals periods in the matter previously reported involving four former officers of the Company expired and the decision of the California Court of Appeals in favor of the Company became final. The only remaining proceeding in this litigation is the Company's request for an award of its attorney's fees incurred in the course of the litigation.

ITEM 2.  CHANGES IN SECURITIES AND USES OF PROCEEDS.

         As of December 2, 1999, the Company issued 12% Subordinated Convertable Secured Notes for total face value of $102,000 in exchange for short term notes in that principal amount in the form of the $2,300,000 of such notes previously reported and issued in August 1999.

         As of December 31, 1999, the Company issued 12% Subordinated Convertible Secured Notes for total face value of $71,500 to the holders of the $2,402,000 of such notes previously reported exercising the right of the Company to do so in lieu of cash interest payments on the existing Notes.

         In connection with his employment agreement, In December 1999 we granted Mr. Ginns warrants for an additional 700,000 shares at a purchase price of $1.25, in part to relieve the Company of the effect of some of the anti-dilution provisions. All of these warrants are immediately exercisable and have a term of five years.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         At January 30, 2000, the Company was in violation of a financial covenant to Branch Banking & Trust Co. relating to the ratio of total liabilities to tangable net worth. The Company is arranging for additional equity in an amount in excess of $1 million.

                                    8 of 10

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  None.

ITEM 5.  OTHER INFORMATION.  None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      List of Exhibits:   Exhibit 27 - Financial Data Schedule.

         (b)      Reports on Form 8-K.

                  On December 15, 1999, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission which reported as Item 5 the resignation of Adrien A. Maught as President and Director of the Company, and the appointment of Larry B. Silverman as the Company 's Controller and Chief Accounting Officer.

                  On January 28, 2000, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission which reported as Item 5: (i) the resignation of Richard Love as a Director of the Company; (ii) the announcement that the Company would commence efforts to seek buyers for its military/defense business and redirect its efforts to (a) the manufacture and marketing of the Condor(TM) and Harrier(TM) high-speed thermal transfer printers and (b) the management and operation of MadeMyWay.com(TM), an internet-based subsidiary of the Company engaged in the fulfillment of customized and personalized apparel, textiles and specialty imprinted products primarily for the business-to-business
                  e-commerce market; and (iii) the approval of the Board of Directors of a change in the Company's name to Mach 5 Technologies, Inc. The name change will be presented for approval at the next annual meeting of the Company's shareholders.

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

                                                     DATAMETRICS CORPORATION
                                                     -----------------------
                                                     (Registrant)

Dated:   March 20, 2000                              /s/ DANIEL P. GINNS
                                                     ---------------------------
                                                     Daniel P. Ginns
                                                     Chief Executive Officer and
                                                        Chief Financial Officer

Dated:   March 20, 2000                              /s/ LARRY B. SILVERMAN
                                                     ---------------------------
                                                     Larry B. Silverman,
                                                     Chief Accounting Officer


                                    9 of 10