Form 10QSB/A
period 2000-01-30
DATAMETRICS CORP
filed 2000-03-21
CIK 27082

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

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

                                     1 of 9

                    DATAMETRICS CORPORATION AND SUBSIDIARIES
                              Index to Form 10-QSB

                                                                        Page No.
                                                                        --------
Part I - Financial Information
      Item 1.  Financial Statements:

                Consolidated Balance Sheet as of January 30, 2000             3
                Consolidated Statements of Operations for the Three
                Months Ended January 30, 2000 and January 24, 1999            4
                Consolidated Statements of Cash Flows for the Three Months
                Ended January 30, 2000 and January 24, 1999                   5
                Notes to Consolidated Financial Statements                    6

      Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                        7

Part II - Other Information
      Item 1.      Legal Proceedings                                          8
      Item 2.      Changes in securities and uses of proceeds                 8
      Item 3.      Defaults upon Senior Securities                            8
      Item 4.      Submission of matters to a vote of security holders        9
      Item 5.      Other Information                                          9
      Item 6.      Exhibits and Reports on Form 8-K                           9

Signatures                                                                    9




                                     2 of 9

                    DATAMETRICS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (unaudited)

                                January 30, 2000

                                                 (in 000s except for share date)
ASSETS
CURRENT ASSETS:
         Cash and cash equivalents                                    $  579
         Accounts receivable, net                                        760
         Inventory, net                                                3,290
         Prepaid expenses and other current assets                     1,038
                                                                      ------
         Total Current Assets                                          5,667

Property and Equipment, at Cost:
         Land                                                            420
         Building                                                      1,042
         Machinery and equipment                                       3,380
         Furniture, fixtures & computer equipment                      2,623
         Leasehold improvements                                           86
                                                                      ------
                                                                       7,551
         Accumulated depreciation and amortization                    (5,609)
                                                                      -------
         Net property and equipment                                    1,942
         Inventory, Net                                                2,739
         Other Assets                                                    890
                                                                      ------
                                                                      11,238
                                                                      ======
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
         Revolving line of credit                                      1,451
         Current   maturities  of  long-term  debt                     5,893
         Accounts   Payable                                              843
         Accrued  expenses                                               570
                                                                      ------
                  Total Current Liabilities                            8,757

         Long-Term Debt, less current maturities                         916
         Loan Payable                                                    800
                                                                      ------
                  Total Liabilities                                   10,473
                                                                      ------
         Commitments and Contingencies
         Stockholders' Equity
         Common stock, $.01 par value - 40,000,000 shares
                  authorized; 18,997,227 shares issued and
                  outstanding in 2000                                    190
         Additional paid-in capital                                   42,702
         Accumulated deficit                                         (42,127)
                                                                     --------
                  Total Stockholders' Equity                             765
                                                                     -------
                                                                     $11,238
                                                                     =======

See accompanying notes.

                                    3 of 9

                    DATAMETRICS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                             For Three Months Ended
                                                                       January  30,                January 24
                                                                           2000                        1999
                                                                -----------------------------------------------
                                                                      (In thousands, except for per share data)
Sales                                                                  $  1,131                    $  1,586

     Cost of sales                                                        1,391                       1,084
     Selling, general & administrative                                      641                         929
     Lease settlement expense                                              ---                        1,225
                                                                -----------------------------------------------

Loss from operations                                                       (901)                     (1,652)
Interest expense, net                                                      (451)                       (124)
                                                                -----------------------------------------------

Net Loss                                                                 (1,352)                    ($1,776)
                                                                ===============================================

Loss per share of common stock
     Basic and Diluted                                                 $   (.07)                     ($0.11)
                                                                ===============================================

Weighted average number of shares outstanding
     Basic and Diluted                                                   18,997                      16,578
                                                                ===============================================

See accompanying notes.

                                     4 of 9

                    DATAMETRICS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

                                   (Unaudited)

                                                                                For Three Months Ended
                                                                            January  30,        January 24
                                                                                2000                1999
                                                                            ------------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                                               $ (1,352)            $ (1,776)
     Adjustments: to reconcile net loss to net cash
     provided by (used in) operating activities:
         Depreciation and amortization                                            90                  121
         Non-cash interest and financing costs                                   231                   -

     Changes in assets and liabilities
         Accounts receivable                                                   1,631                 (308)
         Inventory                                                               (87)                (281)
         Prepaid expenses and other current assets                              (259)                  45
         Other assets                                                            281                   48
         Accounts payable                                                        (97)                 (10)
         Accrued expenses                                                         65                1,135
                                                                            -------------------------------
Net cash provided by (used in) operating activities                              503               (1,026)
                                                                            -------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures for property and equipment                              (56)                ---
                                                                            -------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings on revolving line of credit                                      500                  426
     Payments on revolving line of credit                                       (500)              (2,095)
     Payment on capitalized lease obligations                                     --                  (17)
     Borrowings on long-term debt                                                 --                3,450
     Payments on long-term debt                                                   (5)                 ---
     Exchange of 7% Convertible Debentures                                        --               (1,750)
     Exchange of Senior Subordinated Debentures                                   --                 (500)
     Proceeds from the issuance of common stock and warrants                      --                 1,559
                                                                            -------------------------------
     Net cash (used in) provided by financing activities                          (5)                1,073
                                                                            -------------------------------

     Net increase in cash and cash equivalents                                   442                    47
     Cash and cash equivalents at the beginning of the period                    137                   228
                                                                            -------------------------------

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD                             $ 579                 $ 275
                                                                            ===============================
Cash paid during the period for:
     Interest                                                                  $ 150                 $  37
Non-cash transactions                                                       ===============================
     Exchange of 7% Convertible Debentures for 10%
         Senior Subordinated Notes Due 2000                                    $ ---               $(1,750)
     Exchange of Senior Subordinated Debentures for                         ===============================
         10% Senior Subordinated Notes Due 2000                                $ ---               $  (500)
                                                                            ===============================
See accompanying notes.

                                     5 of 9

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

         Inventories of parts and sub-assemblies              $  10,625
         Work in process                                            130
         Finished Goods                                             774
                                                              ---------
                                                                 11,529

                  Less non current inventories                   (2,739)
                  Less reserve for obsolescence                  (5,500)
                                                              ----------
                                                              $   3,290
                                                              ==========

3. SALE OF THE MILITARY BUSINESS.

In January 2000, the Company's Board of Directors approved the sale of the Company's military business. The Company is seeking to sell the entire inventory, customer lists and manfacturing drawings and specifications related to this line of business. The Company has redirected its efforts exclusively to the manfacturing and marketing of the Condor(TM) and Harrier(TM) high speed thermal transfer printers and the management and operations of its internet-based MadeMyWay.com(TM). In January 2000, the Company also terminated approximately 30 employees. Severance was insignificant and there were no other exit costs related to the planned disposition of the military business incurred as of January 30, 2000.

                                    6 of 9

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

         Net interest expense amounted to $451,000 for the three month period ended January 30, 2000 compared with net interest expense of $124,000 for the same period in the prior year. The increase is due to higher outstanding borrowings and original issue discount related to the Company's issuance of warrants in fiscal 1999.

         The net loss for the three-month period ended January 30, 2000 amounted to $1,352,000, an decrease of $424,000, compared with net loss of $1,776,000 for the same period in the prior year. The decrease in the loss was primarily attributable to the lease settlement expense in the prior year more than offsetting the reduction in sales in the current period.

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

                                     7 of 9

LIQUIDITY AND CAPITAL RESOURCES

         The Company utilizes various computer software packages as tools in running its accounting operations. The Company has incorporated Year 2000 ("Y2K") compliant computer programming language into its software package. The investment required for its mainframe and critical hardware equipment to be Y2K compliant was not significant. Y2K issues have not manifested themselves in the Company's computers, nor has any Y2K problem resulted in an interruption in normal business activity. The Company continues to monitor and assess the risks of future Y2K associated program failures. However, due to the inherent uncertainty of the Y2K issue and dependence on third-party compliance, no assurance can be given that potential future Y2K failures will not adversely effect the Company's operations, liquidity and financial position.

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

ITEM 2.  CHANGES IN SECURITIES AND USES OF PROCEEDS.

         As of December 2, 1999, the Company issued 12% Subordinated Convertible Secured Notes for total face value of $102,000 in exchange for short term notes in that principal amount. Such notes were in the form of the $2,300,000 of such notes previously reported and issued in August 1999.

         As of December 31, 1999, the Company issued 12% Subordinated Convertible Secured Notes for total face value of $71,400 to the holders of such notes previously reported exercising the right of the Company to do so in lieu of cash interest payments on the existing Notes.

         In December 1999 the Company granted its chief executive officer Daniel Ginns warrants for an additional 700,000 shares at an exercise price of $1.25 per share, in part to relieve the Company of the effect of some of the anti-dilution provisions in Mr. Ginns employment agreement. All of these warrants are immediately exercisable and have a term of five years.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         At January 30, 2000, the Company was in violation of a financial covenant to Branch Banking & Trust Co. relating to the ratio of total liabilities to tangable net worth.

                                     8 of 9

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


                                     9 of 9