Form 10QSB
period 2000-04-30
DATAMETRICS CORP
filed 2000-06-14
CIK 27082

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

{X} Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 30, 2000

                                       or

{ } Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ________to_________

                          Commission File Number 1-8690


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

Common Stock, $.01 Par Value -- 18,997,227 shares as of  6/1/00


================================================================================

                                    1 of 11

                    DATAMETRICS CORPORATION AND SUBSIDIARIES
                              Index to Form 10-QSB

                                                                        Page No.
                                                                        --------
Part I - Financial Information
      Item 1.  Financial Statements (unaudited):

                Consolidated Balance Sheet as of April 30, 2000               3
                Consolidated Statements of Operations for the Three and
                Six Months Ended April 30, 2000 and April 25, 1999            4
                Consolidated Statements of Cash Flows for the Six
                Months Ended April 30, 2000 and April 25, 1999                5
                Notes to Consolidated Financial Statements                    6

      Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                        7

Part II - Other Information
      Item 1.      Legal Proceedings                                          8
      Item 2.      Changes in securities and uses of funds.                   8
      Item 3.      Defaults upon Senior Securities                            9
      Item 4.      Submission of matters to a vote of security holders        9
      Item 5.      Other Information                                          9
      Item 6.      Exhibits and Reports on Form 8-K                           9

Signatures                                                                    10




                                    2 of 11

DATAMETRICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (UNAUDITED)
(in thousands, except per share data)

                                                                                                 April 30,
                                                                                                   2000
                                                                                              -------------
                                               ASSETS
Current assets:
        Cash and cash equivalents                                                                    $ 332
        Accounts receivable, net of allowance for doubtful accounts of $50                           1,228
        Inventories, net                                                                             2,935
        Prepaid expenses and other current assets                                                      837
                                                                                              -------------

             Total current assets                                                                    5,332
                                                                                              -------------
Property and equipment, at cost:
        Land                                                                                           420
        Building and improvements                                                                    1,042
        Machinery and equipment                                                                      3,657
        Furniture, fixtures and computer equipment                                                   2,623
        Leasehold improvements                                                                          86
                                                                                              -------------

                                                                                                     7,828
Less: Accumulated depreciation and amortization                                                     (5,699)
                                                                                              -------------

             Net property and equipment                                                              2,129
        Inventories, net                                                                             2,766
        Other assets                                                                                   992
                                                                                              -------------
                                                                                                  $ 11,219
                                                                                              =============
                                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
        Revolving line of credit                                                                   $ 1,496
        Current maturities of long-term debt                                                         6,142
        Accounts payable                                                                               894
        Other accrued expenses                                                                         318
                                                                                              -------------
             Total current liabilities                                                               8,850
                                                                                              -------------
        Long-term debt, less current maturities                                                        910
        Loan payable                                                                                   800
                                                                                              -------------
             Total liabilities                                                                      10,560

Minority interest                                                                                        -
Stockholders' equity
        Preferred  stock,  $.01 par value;  5,000,000  shares  authorized,  none issued                  -
        Common stock, $.01 par value; 40,000,000 shares authorized
        18,997,227 shares issued and outstanding                                                       190
        Additional paid-in capital                                                                  43,885
        Accumulated deficit                                                                        (43,416)
                                                                                              -------------
             Total stockholders' equity                                                                659
                                                                                              -------------
                                                                                                  $ 11,219
                                                                                              =============

                                    3 of 11

DATAMETRICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

                                                                 (Unaudited)                              (Unaudited)
                                                              Three months ended                        Six months ended
                                                          April 30,          April 25,           April 30,            April 25,
                                                            2000               1999                2000                 1999
                                                          ----------------------------          -------------------------------
                                                                      (in thousands, except per share data)


Sales                                                    $ 1,188             $ 2,302             $ 2,319               $ 3,888

      Cost of sales                                        1,491               1,298               2,882                 2,444
      Selling, general and administrative                    542                 801               1,183                 1,668
      Lease settlement expense                                 -                   -                   -                 1,225
                                                        ---------           ---------           ---------             ---------
Income (loss) from operations                               (845)                203              (1,746)               (1,449)
Interest expense, net                                        461                 116                 912                   240
                                                        ---------           ---------           ---------             ---------
Income (loss) before minority interest                    (1,306)                 87              (2,658)               (1,689)
Minority interest                                             18                   -                  18                     -
                                                        ---------           ---------           ---------             ---------
      Net income (loss)                                 $ (1,288)               $ 87            $ (2,640)             $ (1,689)
                                                        =========           =========           =========             =========
Loss per share of common stock:
      Basic and diluted                                  $ (0.07)                $ -             $ (0.14)              $ (0.10)
                                                        =========           =========           =========             =========
Weighted average number of shares outstanding:
      Basic and diluted                                   18,997              17,123              18,997                16,851
                                                        =========           =========           =========             =========

                                    4 of 11

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

                                                                                                SIX MONTHS ENDED
                                                                                           APRIL 30,           APRIL 25,
                                                                                             2000                1999
                                                                                           ---------           ---------
Cash Flows from Operating Activities:
      Net loss                                                                             $ (2,640)           $ (1,689)
      Adjustments to reconcile net loss to net cash used in operating activities:
           Depreciation and amortization                                                        180                 232
           Non-cash interest and financing costs                                                456                   -
           Minority interest                                                                    (18)                  -

      Changes in assets and liabilities:
           Accounts receivable                                                                1,163                (396)
           Inventory                                                                            241                (456)
           Prepaid expenses and other current assets                                           (283)                 (6)
           Other assets                                                                         179                  35
           Accounts payable                                                                     (45)                (26)
           Accrued expenses                                                                      61                 973
                                                                                           ---------           ---------
                Net cash used in operating activities                                          (706)             (1,333)

Cash Flows from Investing Activities:
      Capital expenditures for property and equipment                                          (333)               (101)
      Proceeds from sale of equity in subsidiary                                              1,200                   -
                                                                                           ---------           ---------
                Net cash provided by (used in) investing activities                             867                (101)

Cash Flows from Financing Activities:
      Borrowings on revolving line of credit                                                    545                 426
      Payments on revolving line of credit                                                     (500)             (2,095)
      Payments on capitalized lease obligations                                                   -                 (24)
      Borrowings on long-term debt                                                                -               1,200
      Payments on long-term debt                                                                (11)                  -
      Borrowings on loan payable                                                                  -
      Proceeds from bridge notes                                                                  -                 400
      Proceeds from short term loans                                                              -                  50
      Proceeds from the issuance of common stock and warrants                                     -               1,559
                                                                                           ---------           ---------
                Net cash provided by financing activities                                        34               1,516
                                                                                           ---------           ---------
      Net increase in cash and cash equivalents                                                 195                  82

      Cash and cash equivalents at the beginning of the period                                  137                 228
                                                                                           ---------           ---------
      Cash and cash equivalents at the end of the period                                      $ 332               $ 310
                                                                                           =========           =========
      Supplemental Disclosures of Cash Flow Information:
           Interest paid, net                                                                 $ 289                $ 86
      Non-cash transactions:
           Exchange of 7% Convertible Debentures for 10% Senior Subordinates Notes
                 Due 2000                                                                       $ -            $ (1,750)
           Exchange of Senior Subordinated Debentures for 10% Senior Subordinates
                Notes Due 2000                                                                  $ -              $ (500)
           Conversion of accrued interest to 12% Subordinated Convertible Secured Notes
                Due 2000                                                                      $ 248                 $ -

                                    5 of 11

                             DATAMETRICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 April 30, 2000
                                   (Unaudited)

1. The consolidated financial statements include the accounts of Datametrics Corporation and its wholly-and majority-owned subsidiaries (collectively, the "Company").

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

The information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to present a fair statement of the results of operations for the interim periods. Much of the Company's business is longer term and involves varying development, production, and delivery schedules. Accordingly, results of a particular quarter or quarter-to-quarter comparisons of recorded sales and profits may not be indicative of future operating results, including results for the fiscal year ending October 29, 2000.

2. INVENTORIES Stockroom inventories consist primarily of materials used by the Company for existing and anticipated contracts and materials and finished assemblies which are held to satisfy spare parts requirements of the Company's customers. Those parts not expected to be sold within one year are classified as a non-current asset. The Company does not amortize its non-current inventory, but the Company evaluates all inventory for obsolescence on a periodic basis and records estimated reserves. Inventories as of April 30, 2000 consist of the following:

         Inventories of parts and sub-assemblies              $  10,789
         Work in process                                            191
         Finished Goods                                             221
                                                              ---------
                                                                 11,201

                  Less non current inventories                   (2,766)
                  Less reserve for obsolescence                  (5,500)
                                                              ----------
                                                              $   2,935
                                                              ==========

3. SALE OF THE MILITARY BUSINESS. In January 2000, the Company's Board of Directors approved the sale of the Company's military business. The Company is seeking to sell the entire inventory, customer lists and manufacturing drawings and specifications related to this line of business. The Company has redirected its efforts exclusively to the manufacturing and marketing of the Condor(TM) and Harrier (TM) high speed thermal transfer printers and the management and operations of its internet-based MadeMyWay.com(TM). In January 2000, the

                                    6 of 11

Company also terminated approximately 30 employees. Severance was insignificant and there were no other exit costs related to the planned disposition of the military business incurred as of April 30, 2000.

4. SALE OF COMMON STOCK. In March 2000, the Company sold 600,000 shares of Common Stock in MadeMyWay.com to an outside investor for approximately $1.2 million. The sale reduced the Company's ownership interest in MadeMyWay.com from 100% to 88%. Two years after closing the investor has the right to convert its common shares of MadeMyWay.com into preferred shares of Datametrics Corporation under certain circumstances as defined in the Stock Purchase Agreement. The proceeds from the sale will be used for working capital purposes and marketing of MadeMyWay.com.

5. SEGMENT DATA. The Company has two reportable segments: industrial printer and internet. The industrial segment designs, develops and sells industrial printers. The internet segment consists primarily of a newly incorporated subsidiary engaged in the fulfillment of customized and personalized products primarily for the business-to-business e-commerce market. The reportable segments are strategic business units that offer different products and services. Results for the two reportable segments are as follows:


                                                INDUSTRIAL    INTERNET    TOTAL
  For the six months ended                       PRINTER
  April 30, 2000

  Sales                                          $  2,319      $  -     $ 2,319

  Cost of Sales                                     2,697       185       2,882

  Selling, general and administrative                 962       221       1,183
                                                 ---------    ------    --------

  Loss from operations                             (1,340)     (406)     (1,746)

  Total other expenses, net                          (912)        -        (912)
                                                 ---------    ------    --------
  Loss before minority interest                  $ (2,252)    $(406)    $(2,658)
                                                 =========    ======    ========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

                 SIX MONTH PERIOD ENDED APRIL 30, 2000 COMPARED
                    TO SIX MONTH PERIOD ENDED APRIL 25, 1999

Sales for the six month period ended April 30, 2000 were $2,319,000, a decrease of $1,569,000 or 40%, compared with sales of $3,888,000 in the same period in the prior fiscal year. The decrease in sales for the six months ended April 30, 2000 is attributable to the Company's decision to withdraw from the military defense business.

Cost of sales for the first six months of fiscal 2000 was $2,882,000 (125% of sales), an increase of $438,000 or 18%, compared with $2,444,000 (63% of sales) for the same period in the prior fiscal year. Cost of sales increased compared to the same period in the prior fiscal year because of lower gross margin product mix as well as the Company functioning at a lower capacity than the previous year.

                                    7 of 11

Selling, general and administrative ("SG&A") expenses for the six month period ended April 30, 2000 were $1,183,000 (51% of sales), a decrease of $485,000, or 29%, compared with $1,668,000 (43% of sales) for the same period in the prior fiscal year. The decrease is due to lower administrative and support staff expenses throughout the Company.

In the prior year the Company incurred lease settlement expense of $1,225,000. There was no such expense in the current period.

Net interest expense amounted to $912,000 for the six month period ended April 30, 2000 compared with net interest expense of $240,000 for the same period in the prior year. This increase is due to higher outstanding borrowings and higher amortization of original issue discount from warrants issued in connection with certain borrowings.

The net loss for the six-month period ended April 30, 2000 amounted to $2,609,000 an increased loss of $920,000 compared with a net loss of $1,689,000 for the same period in the prior year. The loss for the current six-month period is attributable to the Company's decision to withdraw from the military/defense business and the start-up expenses of its MadeMyWay.com, Inc. subsidiary.

                THREE MONTH PERIOD ENDED APRIL 30, 2000 COMPARED
                   TO THREE MONTH PERIOD ENDED APRIL 25, 1999

Sales for the three-month period ended April 30, 2000 were $1,188,000, a decrease of $1,114,000 or 48%, compared with sales of $2,302,000 in the same period in the prior fiscal year. The decrease in sales for the second quarter ended April 30, 2000 is attributable to the Company's decision to withdraw from the military/defense business.

Cost of sales for the second quarter of fiscal 2000 was $1,491,000 (126% of sales), an increase of $193,000 or 15%, compared with $1,298,000 (56% of sales) for the same period in the prior fiscal year. The increase in cost of sales is attributable to lower gross margin product mix.

Selling, general and administrative ("SG&A") expenses for the three month period ended April 30, 2000 were $542,000 (46% of sales), a decrease of $259,000, or 32%, compared with $801,000 (35% of sales) for the same period in the prior fiscal year. The decrease is due to lower administrative and support staff expenses throughout the Company.

Net interest expense amounted to $461,000 for the three month period ended April 30, 2000 compared with net interest expense of $116,000 for the same period in the prior year. The increase is due to higher outstanding borrowings and higher amortization of original issue discount from warrants issued in connection with certain borrowings.

The net loss for the three-month period ended April 30, 2000 amounted to $1,257,000 an increase of $1,344,000, compared with net income of $87,000 for the same period in the prior year. The loss for the current three-month period is attributable to the Company's decision to withdraw from the military/defense business and the start-up expenses of its MadeMyWay.com, Inc. subsidary.

                                    8 of 11

Management has determined that, based on the Company's historical losses from recurring operations, the Company will not recognize its net deferred tax assets at April 30, 2000. Ultimate recognition of these tax assets is dependent, to some extent, on future revenue levels and margins. It is the intention of management to assess the appropriate level for the valuation allowance each quarter.

The contract process in which products are offered for sale is generally set before costs are incurred, and prices are based on estimates of the costs, which include the anticipated impact of inflation.

The Company's backlog of funded orders not yet recognized as revenue at April 30, 2000 was approximately $313,000. All of the backlog is expected to be delivered during the next twelve months.

                         LIQUIDITY AND CAPITAL RESOURCES

The Company's principal capital requirements have been to fund working capital needs, capital expenditures and the payment of long term debt. The Company has recently relied primarily on internally generated funds, private placement proceeds, subordinated debt and other bank debt to finance its operation.

The Company's liquidity and cash resources are significantly impaired by ongoing losses and significant reductions in revenues. The Company has substantial debt due for repayment during fiscal 2000, which debt cannot be repaid from cash or other proceeds from operations. As a result, significant additional equity or other capital are required to meet its debt obligations and satisfy operating expenses in the short and long term.

The Company expects that such debt can be repaid in whole or in part only from the proceeds of additional financings of its business or that of its subsidiaries, the sale of some or all of its interests in MadeMyWay or other subsidiaries, from the sale of its military supply business or from the proceeds of sale of its common stock, directly or through the conversion of outstanding warrants or other rights to purchase common stock. We are having ongoing discussions with investors about equity and/or debt financing. While we have received preliminary indications of interest from investors, as of the date of this filing, we have no agreements for additional financing. There can be no assurance that we will be successful in obtaining such additional equity financing or debt or, if agreed to, that the financing will be completed. If the financing is completed, we would initially use the funds for working capital purposes. A portion of the existing obligations may also be extended, refinanced or converted to equity, but no such agreements to do so exist as of the date hereof, and may occur or be agreed to.

In March 2000, the Company sold 600,000 shares of Common Stock in MadeMyWay.com to an outside investor for approximately $1.2 million. The sale reduced the Company's ownership interest in MadeMyWay.com from 100% to 88%. Two years after closing the investor has the right to convert its common shares of MadeMyWay.com into preferred shares of Datametrics Corporation under certain circumstances as defined in the Stock Purchase Agreement. The proceeds from the sale will be used for working capital purposes and marketing of MadeMyWay.com.

                                    9 of 11

FORWARD LOOKING STATEMENTS-CAUTIONARY FACTORS

Except for the historical information and statements contained in this report, the matters set forth in this report are "forward looking statements" that involve uncertainties and risks, some of which are discussed at appropriate points in this report and the Company's other SEC filings, including special risks, such as the uncertainty of the market for the sale of the military division, and the availability of funding for the Company's on-going operations.



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

ITEM 2.  CHANGES IN SECURITIES AND USES OF PROCEEDS.

         As of March 30, 2000, the Company issued 12% Subordinated Convertible Secured Notes for total face value of $75,582 to the holders of such notes previously reported and issued in August 1999 exercising the right of the Company to do so in lieu of cash interest payments on the existing Notes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES. At April 30, 2000, the Company was in violation of a financial covenant to Branch Banking & Trust Co. relating to the ratio of total liabilities to tangible net worth.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  None.

ITEM 5.  OTHER INFORMATION.  None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      List of Exhibits:

                  Exhibit 27 - Financial Data Schedule.

         (b)      Reports on Form 8-K.  None.


                                    10 of 11

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


                                                     DATAMETRICS CORPORATION
                                                     -----------------------
                                                     (Registrant)


Dated:   June 13, 2000                               /s/ DANIEL P. GINNS
                                                     ---------------------------
                                                     Daniel P. Ginns
                                                     Chief Executive Officer and
                                                     Chief Financial Officer


Dated:   June 14, 2000                               /s/ LARRY B. SILVERMAN
                                                     ---------------------------
                                                     Larry B. Silverman,
                                                     Chief Accounting Officer

                                    11 of 11