Form 10QSB
period 2000-07-30
DATAMETRICS CORP
filed 2000-09-13
CIK 27082

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

{X} Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the quarterly period ended July 30, 2000

                                       or

{ } Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the Transition Period from ________to_________

                          Commission File Number 1-8690

                             Datametrics Corporation
 ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)




          Delaware                               95-3545701
 ----------------------------              ------------------------
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)             Identification Number)


      25B Hanover Road
  Florham Park, New Jersey                             07932
-----------------------------                    ------------------
(Address of principal executive offices)             (Zip Code)


                                 (973) 377-3900
              -----------------------------------------------------
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

Common Stock, $.01 Par Value - 19,497,227 shares as of 9/1/00


==============================================================================










                                     1 of 14

                    DATAMETRICS CORPORATION AND SUBSIDIARIES
                              Index to Form 10-QSB

                                                                                                                Page No.
                                                                                                                --------

Part I - Financial Information                                                                                      3

   Item 1. Financial Statements (unaudited):

               Consolidated Balance Sheet as of July 30, 2000                                                       3
               Consolidated Statements of Operations for the Three and
               Nine Months Ended July 30, 2000 and July 25, 1999                                                    4
               Consolidated Statements of Cash Flows for the Nine
               Months Ended July 30, 2000 and July 25, 1999                                                         5
               Notes to Consolidated Financial Statements                                                           6

   Item 2. Management's Discussion and Analysis of Financial

               Condition and Results of Operations                                                                  8

Part II - Other Information                                                                                         11

   Item 1.   Legal Proceedings                                                                                      11
   Item 2.   Changes in securities and uses of funds.                                                               11
   Item 3.   Defaults upon Senior Securities                                                                        11
   Item 4.   Submission of matters to a vote of security holders                                                    12
   Item 5.   Other Information                                                                                      12
   Item 6.   Exhibits and Reports on Form 8-K                                                                       12


Signatures                                                                                                          13

Exhibit 27      Financial Data Schedule                                                                             14





                                     2 of 14

DATAMETRICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)
(in thousands)

                                                                                                July 30,
                                                                                                  2000
                                                                                              -----------
                                     ASSETS

Current assets:
             Cash                                                                              $     127
             Accounts receivable, net of allowance for doubtful accounts of $50                      267
             Inventories, net                                                                      2,426
             Prepaid expenses and other current assets                                               607
                                                                                              -----------

                  Total current assets                                                             3,427
                                                                                              -----------

Property and equipment, at cost:
             Land                                                                                    420
             Building and improvements                                                             1,042
             Machinery and equipment                                                               3,680
             Furniture, fixtures and computer equipment                                            2,629
             Leasehold improvements                                                                   86
                                                                                              -----------

                                                                                                   7,857
Less: Accumulated depreciation and amortization                                                  (5,789)
                                                                                              -----------

                  Net property and equipment                                                       2,068
             Inventories, net                                                                      2,701
             Other assets                                                                            932
                                                                                              -----------
                                                                                              $    9,128
                                                                                              ===========
                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
             Revolving line of credit                                                         $    1,496
             Current maturities of long-term debt                                                  6,221
             Accounts payable                                                                      1,088
             Accrued expenses                                                                        475
                                                                                            -------------

                  Total current liabilities                                                        9,280
                                                                                            -------------

             Long-term debt, less current maturities                                                 905
             Loan payable                                                                            877
                                                                                            -------------
                  Total liabilities                                                               11,062

Minority interest                                                                                      -
Stockholders' deficit
             Preferred stock, $.01 par value; 5,000,000 shares authorized, none
                issued                                                                                 -
             Common stock, $.01 par value; 40,000,000 shares authorized
                19,497,227 shares issued and outstanding                                             190
             Additional paid-in capital                                                           43,885
             Accumulated deficit                                                                (46,009)
                                                                                            -------------
                  Total stockholders' deficit                                                    (1,934)
                                                                                            -------------
                                                                                              $    9,128
                                                                                            =============

                                     3 of 14

DATAMETRICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)


                                                                     Three months ended                   Nine months ended
                                                                 July 30,           July 25,        July 30,          July 25,
                                                                   2000               1999            2000              1999
                                                                                (in thousands, except per share data)

Sales                                                            $     316        $    2,385      $   2,635          $    6,273

        Cost of sales                                                1,095             1,336          3,977               3,827
        Write down of inventory                                        750                 -            750                   -
        Selling, general and administrative                            597               893          1,780               2,511
        Lease settlement expense                                         -                 -              -               1,225

Income (loss) from operations                                      (2,126)               156        (3,872)             (1,290)
Interest expense, net                                                  467               113          1,379                 356

Income (loss) before minority interest                             (2,593)                43        (5,251)             (1,646)
Minority interest                                                        -                 -             18                   -
        Net income (loss)                                     $    (2,593)          $     43    $   (5,233)         $   (1,646)
                                                              ------------          --------    -----------         -----------

Loss per share of common stock:
        Basic and diluted                                     $     (0.14)          $   0.00    $    (0.28)         $    (0.09)
                                                              ------------          --------    -----------         -----------

Weighted average number of common shares outstanding:
        Basic and diluted                                           18,997            18,447         18,997              17,386
                                                              ------------          --------    -----------         -----------


                                     4 of 14

DATAMETRICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                                       Nine months ended
                                                                                                     July 30,         July 25,
                                                                                                      2000              1999
                                                                                                 (in thousands)

Cash Flows from Operating Activities:
         Net loss                                                                                    $ (5,233)       $   (1,646)
         Adjustments to reconcile net loss to net cash used in operating activities:
                Depreciation and amortization                                                             270               341
                Write down of inventory                                                                   750                 -
                Non-cash interest and financing costs                                                     681                 -
                Minority interest in net loss of subsidiary                                               (18)                -

         Changes in assets and liabilities:
                Accounts receivable                                                                     2,124              (801)
                Inventory                                                                                  65              (439)
                Prepaid expenses and other current assets                                                (328)               52
                Other assets                                                                              289                 3
                Accounts payable                                                                          149              (322)
                Accrued expenses                                                                          218                 6
                     Net cash used in operating activities                                             (1,033)           (2,806)

Cash Flows from Investing Activities:
         Capital expenditures for property and equipment                                                 (362)             (236)
         Proceeds from sale of equity in subsidiary                                                     1,200                 -
                     Net cash provided by (used in) investing activities                                  838              (236)

Cash Flows from Financing Activities:
         Net borrowings (payments) on revolving line of credit                                             45            (1,669)
         Net borrowings on long-term debt                                                                  63             1,800
         Borrowings on loan payable                                                                        77                 -
         Proceeds form bridge notes                                                                         -               250
         Proceeds from the issuance of common stock and warrants                                            -             3,209
                     Net cash provided by financing activities                                            185             3,590

         Net (decrease) increase in cash and cash equivalents                                             (10)              548

         Cash and cash equivalents at the beginning of the period                                         137               228

         Cash and cash equivalents at the end of the period                                          $    127        $      776
                                                                                                     ---------       -----------

         Supplemental Disclosures of Cash Flow Information:
                Interest paid, net                                                                   $    348        $      172
         Non-cash transactions:
                Exchange of 7% Convertible Debentures for 10% Senior Subordinates Notes
                      Due 2000                                                                       $      -        $   (1,750)
                Exchange of Senior Subordinated Debentures for 10% Senior Subordinates
                     Notes Due 2000                                                                  $      -        $     (500)
                Conversion of accrued interest to 12% Subordinated Convertible Secured Notes
                     Due 2000                                                                        $    248        $        -


                                     5 of 14

                             DATAMETRICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  July 30, 2000
                                  (Unaudited)

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

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission for the requirements of the Quarterly Report on Form 10-QSB. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the statements and notes thereto included in the Company's latest Annual Report on Form 10-KSB for the fiscal year ended October 31, 1999 as filed with the Securities and Exchange Commission.

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As discussed in the independent certified public accountants report on the October 31, 1999 consolidated financial statements, recurring losses from operations and operating cash constraints raise doubt about the Company's ability to continue as a going concern. The Company is also in default of its $1.5 million revolving credit facility, $2.7 million subordinated convertible secured notes and $3.5 million subordinated notes.

The consolidated financial statements do not include adjustments relating to the recoverability and classification of recorded asset amounts, or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis and raise additional financing. There can be no assurances that the Company will be successful in these efforts

2. CONTINUATION OF THE MILITARY BUSINESS. In January 2000, the Company's Board of Directors approved the sale of the Company's military business. The Company was seeking to sell the entire inventory, customer lists and manufacturing drawings and specifications related to this line of business. The Company's intention was to redirect its efforts exclusively to the manufacturing and marketing of the Condor TM and Harrier TM high speed thermal transfer printers and the management and operation of its internet-based MadeMyWay.com TM. In connection with this pending sale, the Company incurred a write down of its military inventory of approximately $2 million. Since the sale of the military business was anticipated to occur within the next year, all military inventories were classified as a current asset. In January 2000, the Company also terminated approximately 30 employees. Severance was insignificant and there were no other exit costs related to the planned disposition of the military business.

                                     6 of 14

In August 2000, the Company underwent significant management changes including the resignation of its CEO and the formation of a new Board of Directors. The new management team, in assessing the Company's business and future prospects, has decided that it will not sell the military business and will continue to service those customers. The Company will also continue to focus on the Condor TM and Harrier TM printers and MadeMyWay.com TM. As a result of this decision, management assessed the impact of the attempted sale of the military for the past several months. Management also determined that the previous method used to account for military inventory (i.e., recognizing inventory to be sold over five years as a long-term asset) would no longer be appropriate given the events of the past several months and current state of the military business. Military inventory to be sold within one year will be recognized as an asset, and all other military inventory would be reserved for and in many cases disposed of. In connection with this, the Company incurred a write down of military inventory of approximately $750,000 during the quarter ended July 30, 2000.

3. INVENTORIES. Stockroom inventories consist primarily of materials used by the Company for existing and anticipated contracts and materials and finished assemblies which are held to satisfy spare parts requirements of the Company's customers. Those parts not expected to be sold within one year are classified as a non-current asset. The Company does not amortize its non-current inventory, but the Company evaluates all inventory for obsolescence on a periodic basis and records estimated reserves.

Inventories as of July 30, 2000 consist of the following:

      Inventories of parts and sub-assemblies        $ 10,807
      Work in process                                     667
      Finished Goods                                      103
                                                     --------
                                                     $ 11,577

          Less non current inventories                 (2,701)
          Less reserve for obsolescence                (6,450)
                                                     --------
                                                     $  2,426
                                                     ========

4. SALE AND PLEDGE OF COMMON STOCK. In March 2000, the Company sold 600,000 shares of Common Stock in MadeMyWay.com to an outside investor for approximately $1.2 million. The sale reduced the Company's ownership interest in MadeMyWay.com from 100% to 88%. Two years after closing the investor has the right to convert its common shares of MadeMyWay.com into preferred shares of Datametrics Corporation under certain circumstances as defined in the Stock Purchase Agreement. The proceeds from the sale will be used for working capital purposes and marketing of MadeMyWay.com. In July and August 2000, the Company pledged its remaining shares of Common Stock in MadeMyWay.com to an outside investor group to secure two loans to the Company in the aggregate amount of $690,000 (see Note
5).

5. Subsequent Events

In August 2000, the CEO of the Company resigned. The Company agreed to pay the former CEO $100,000 in cash and issued 500,000 shares of common stock to him in exchange for all of his outstanding warrants.

In August 2000, an investor in the Company together with certain affiliates provided bridge financing to the Company in the aggregate amount of $690,000. The initial loan of $480,000 is secured by shares of MadeMyWay.com TM ("MMW.com") common stock. The second loan of $210,000 is secured by the assets of MMW.com, the pledge of such shares of MMW.com and an assignment of the Company's life insurance policy on a former CEO. The initial loan matures

                                     7 of 14
on the earlier of January 20, 2001 or the closing of permanent financing, as defined and the second loan matures on October 5, 2000.

6. SEGMENT DATA. The Company has two reportable segments: printer and internet. The printer segment designs, develops and sells both military and industrial printers. The internet segment consists primarily of a newly incorporated subsidiary engaged in the fulfillment of customized and personalized products primarily for the business-to-business e-commerce market. The reportable segments are strategic business units that offer different products and services. Results for the two reportable segments are as follows:

For the three months ended            PRINTER    INTERNET     TOTAL
July 30, 2000

Sales                                 $   316    $    --    $   316

Cost of Sales                           1,069         26      1,095

Write Down of Inventory                   750         --        750

Selling, general and administrative       563         34        597
                                      -------    -------    -------

Loss from operations                   (2,066)       (60)    (2,126)

Interest expense                          467         --        467
                                      -------    -------    -------

Loss before minority interest         ($2,533)   ($   60)   ($2,593)
                                      =======    =======    =======




For the nine months ended             PRINTER    INTERNET     TOTAL
July 30, 2000

Sales                                 $ 2,635    $    --    $ 2,635

Cost of Sales                           3,766        211      3,977

Write Down of Inventory                   750         --        750

Selling, general and administrative     1,525        255      1,780
                                      -------    -------    -------

Loss from operations                   (3,406)      (466)    (3,872)

Interests expense, net                 (1,379)        --     (1,379)
                                      -------    -------    -------

Loss before minority interest         ($4,785)   ($  466)   ($5,251)
                                      =======    =======    =======



MadeMyWay.com has no recorded assets at July 30, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                     8 of 14

                              RESULTS OF OPERATIONS

                 NINE MONTH PERIOD ENDED JULY 30, 2000 COMPARED
                    TO NINE MONTH PERIOD ENDED JULY 25, 1999

Sales for the nine month period ended July 30, 2000 were $2,635,000, a decrease of $3,638,000 or 58%, compared with sales of $6,273,000 in the same period in the prior fiscal year. The decrease in sales for the nine months ended July 30, 2000 is attributable to the Company's decision to withdraw from the military defense business, although that decision has now been reversed.

Cost of sales for the first nine months of fiscal 2000 was $3,977,000 (151% of sales), an increase of $150,000 or 4%, compared with $3,827,000 (61% of sales) for the same period in the prior fiscal year. Cost of sales increased slightly despite a significant decrease in sales compared to the same period in the prior fiscal year because of lower gross margin product mix as well as the Company functioning at a lower capacity than the previous year.

During the nine month period ending July 30, 2000, the Company recorded a write down of its inventory of $750,000 due to changes in business direction. There was no such write down in the same period in the prior fiscal year.

Selling, general and administrative ("SG&A") expenses for the nine month period ended July 30, 2000 were $1,780,000 (68% of sales), a decrease of $731,000, or 29%, compared with $2,511,000 (40% of sales) for the same period in the prior fiscal year. The decrease is due to lower administrative and support staff expenses throughout the Company.

In the prior year the Company incurred lease settlement expense of $1,225,000. There was no such expense in the current period.

Net interest expense amounted to $1,379,000 for the nine month period ended July 30, 2000 compared with net interest expense of $356,000 for the same period in the prior year. This increase is due to higher outstanding borrowings and higher amortization of original issue discount from warrants issued in connection with certain borrowings.

The net loss for the nine-month period ended July 30, 2000 amounted to $5,233,000 an increased loss of $3,587,000 compared with a net loss of $1,646,000 for the same period in the prior year. The loss for the current nine-month period is attributable to the Company's decision to withdraw from the military/defense business (which decision has been reversed), write down of inventory and the start-up expenses of its MadeMyWay.com, Inc. subsidiary.


                 THREE MONTH PERIOD ENDED JULY 30, 2000 COMPARED
                    TO THREE MONTH PERIOD ENDED JULY 25, 1999

Sales for the three-month period ended July 30, 2000 were $316,000, a decrease of $2,069,000 or 87%, compared with sales of $2,385,000 in the same period in the prior fiscal year. The decrease in sales for the third quarter ended July 30, 2000 is attributable to the Company's decision to withdraw from the military/defense business (which decision has been reversed).

Cost of sales for the third quarter of fiscal 2000 was $1,095,000 (347% of sales), a decrease of $241,000 or 18%, compared with $1,336,000 (56% of sales) for the same period in the prior fiscal year. The slight decrease in cost of sales despite a significant decrease in sales is attributable to lower gross margin product mix and the Company functioning at lower capacity than the previous year.

During the three month period ending July 30, 2000, the Company recorded a write down of its inventory of $750,000 due to changes in business direction. There was no such write down in the same period in the prior fiscal year.

Selling, general and administrative ("SG&A") expenses for the three month period ended July 30, 2000 were $597,000 (189% of sales), a decrease of $296,000, or 33%, compared with $893,000 (37% of sales) for the same period


                                     9 of 14
in the prior fiscal year. The decrease is due to lower administrative and support staff expenses throughout the Company.

Net interest expense amounted to $467,000 for the three month period ended July 30, 2000 compared with net interest expense of $113,000 for the same period in the prior year. The increase is due to higher outstanding borrowings and higher amortization of original issue discount from warrants issued in connection with certain borrowings.

The net loss for the three-month period ended July 30, 2000 amounted to $2,593,000 an increase of $2,636,000, compared with net income of $43,000 for the same period in the prior year. The loss for the current three-month period is attributable to the Company's decision to withdraw from the military/defense business (which decision has been reversed), write down of inventory and the start-up expenses of its MadeMyWay.com, Inc. subsidiary.

Management has determined that, based on the Company's historical losses from recurring operations, the Company will not recognize its net deferred tax assets at July 30, 2000. Ultimate recognition of these tax assets is dependent, to some extent, on future revenue levels and margins. It is the intention of management to assess the appropriate level for the valuation allowance each quarter.

The contract process in which products are offered for sale is generally set before costs are incurred, and prices are based on estimates of the costs, which include the anticipated impact of inflation.

The Company's backlog of funded orders not yet recognized as revenue at July 30, 2000 was approximately $651,000. All of the backlog is expected to be delivered during the next twelve months.

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

The Company has substantial debt due for repayment during fiscal 2000 and 2001, which debt cannot be repaid from cash or other proceeds from operations. As a result, significant additional equity or other capital are required to meet its debt obligations and satisfy operating expenses in the short and long term.

The Company is currently in default under its senior bank facility in the principal amount of $1,496,140, under certain 10% Subordinated Notes in the aggregate principal amount of $3,524,000 and under certain 12% Subordinated Convertible Secured Notes in the aggregate principal amount of $2,672,832. The Company expects that such debt can be repaid in whole or in part only from the proceeds of additional financings of its business or that of its subsidiaries, the sale of some or all of its interests in MadeMyWay or other subsidiaries, or from the proceeds of sale of its common stock, directly or through the conversion of outstanding warrants or other rights to purchase common stock. The Company is having ongoing discussions with investors about equity and/or debt financing. While the Company has received preliminary indications of interest from investors, as of the date of this filing, the Company has no agreements for additional financing. There can be no assurance that the Company will be successful in obtaining such additional equity financing or debt or, if agreed to, that the financing will be completed. If


                                    10 of 14
the financing is completed, the Company would initially use the funds for working capital purposes. A portion of the existing obligations may also be extended, refinanced or converted to equity, but no such agreements to do so exist as of the date hereof.

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

In July and August 2000 the Company borrowed an aggregate of $690,000 from an investor group and pledged the remaining shares the Company owns in MadeMyWay.com to secure that borrowing. A portion of that borrowing ($480,000) is due on the earlier of January 21, 2000 or the date of any refinancing with the Company's principal bank lender and the balance ($210,000) is due on October 5, 2000.

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

ITEM 2. CHANGES IN SECURITIES AND USES OF PROCEEDS.

               As of June 30, 2000, the Company issued 12% Subordinated Convertible Secured Notes for total face value of $77,849 to the holders of such notes previously reported and issued in August 1999 exercising the right of the Company to do so in lieu of cash interest payments on the existing Notes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

               At August 30, 2000, the Company failed to repay when due $1,496,140 owing under its bank facility with Branch Banking & Trust Co. Branch Banking & Trust Co. may seek to accelerate amounts due under such facility. The Company has also failed to repay when due amounts owing under its 12% Subordinated Convertible Secured Notes. The Company has also failed to pay interest of $88,100 under the Company's 10% Subordinated Notes, which interest was due on June 24, 2000.

                                    11 of 14

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. None.

ITEM 5. OTHER INFORMATION. None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)   List of Exhibits:  Exhibit 27 - Financial Data Schedule.

     (b)   Reports on Form 8-K.
                      Form 8-K - August 18, 2000
                      Form 8-K - September 7, 2000









                               12 of 14

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Form 10-QSB to be signed on its behalf by its duly authorized representatives.

                           DATAMETRICS CORPORATION
                           -----------------------
                           (Registrant)


Dated:  September 13, 2000                /s/ VINCENT J. CAHILL
                                         ---------------------------
                                         Vincent J. Cahill
                                         Chief Executive Officer and
                                         Chief Financial Officer

Dated:  September 13, 2000               /s/ LARRY B. SILVERMAN
                                         ----------------------------
                                         Larry B. Silverman,
                                         Chief Accounting Officer


               THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE ACCOMPANYING CONSOLIDATED FINANCIAL STATEMENTS OF DATAMETRICS CORPORATION AS OF AND FOR THE NINE MONTH PERIOD ENDED JULY 30, 2000 AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH CONSOLIDATED FINANCIAL STATEMENTS.

                                    13 of 14