Form 10KSB
period 2000-10-29
DATAMETRICS CORP
filed 2001-02-13
CIK 27082

=============================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

                                   (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                   For the Fiscal Year Ended October 29, 2000

OR [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              For the Transition Period From-_________to-_________

                          Commission File Number 0-8567

                             DATAMETRICS CORPORATION

  -----------------------------------------------------------------------------
                    (Exact name of Small Business Registrant)

      Delaware                                          95-3545701
      --------                                          ----------
(State or other jurisdiction of                        (I.R.S. Employer
Incorporation or organization)                       Identification No.)

                   1717 Diplomacy Row, Orlando, Florida 32809
                -------------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code:  (407) 251-4577
                                                     --------------

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                 Name of each exchange on which registered
-------------------                 -----------------------------------------
Common Stock, .01 par value         Nasdaq Over the Counter Bulletin Board

Securities registered pursuant to Section 12(g) of the Act:

None

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part IV of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year:   $2,844,000
                                                          -------------

State the aggregate market value of the voting stock held by non-affiliates of the Registrant (based on the closing price of such stock as reported by the Over the Counter Bulletin Board) on February 7, 2001: approximately $3,204,010.

State the number of shares outstanding of the Registrant's Common Stock ("Common Stock"), as of the latest practicable date: 20,512,227 shares of Common Stock as of February 7, 2001.

PART I

ITEM 1.  BUSINESS.

     This report contains certain statements of a forward-looking nature relating to future events or the future performance of Datametrics Corporation ("Datametrics" or the "Company"). Prospective investors are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, prospective investors should specifically consider various factors identified in this report, including, without limitation, that Department of Defense ("DoD") contracts are subject to termination without cause, competitive factors and pricing pressures.

     Fiscal 2000 marked a change in the management and corporate direction of Datametrics. Company revenues declined over the past six years from about $25.2 million in 1994 to $2.8 million in 2000. Stock value also declined from a high of $11.75 per share in 1995 to $0.06 per share on August 18, 2000 when the Company accepted the resignation of its Chairman and Chief Executive Officer. The Company ended its fiscal year 2000 with a stock price of $0.11 per share on October 27, 2000.

     On-going losses and revenue reductions continued to impair the Company's liquidity and cash resources during fiscal 2000. In January 2000, the Company announced the discontinuance of the manufacture of printers and computer controllers for military defense clients while continuing its military spare parts and repair services. With this announcement, the Company terminated approximately 30 employees.

     Based upon the expectation of new funding and the prospect of income from the sale of its military business, customer purchases of Condor(TM) Thermal Transfer Printers (the "Condor Printer") and supplies, and revenue from it subsidiary, MadeMyWay.com, Inc.(TM) ("MadeMyWay"), the Company redirected its efforts toward developing and promoting its four-color Condor Printers and MadeMyWay website business. However, the Company was unable to sell its military business or raise sufficient funding to implement its new business plan.

     In March 2000, the Company sold 600,000 shares, or 12%, of common stock in MadeMyWay to an outside investor, affiliated with the Company's current Chairman, Bruce Galloway, for $1.2 million. Two years after closing, the investor has the right to convert its common shares of MadeMyWay into preferred shares of the Company under certain circumstances as defined in the Stock Purchase Agreement. Subsequently, the Company sought additional funding from Mr. Bruce Galloway and certain of his co-investors.


     The Company's revenues decreased with the loss of military sales. The Company received some revenue from its repair business and printer consumables, but revenue from spare parts declined.

     In April 2000, the Company delivered ten Condor Printers to 3M in accordance with its Global Alliance Agreement (the "Global Agreement"). In fiscal 2000, 3M's purchase and contractual payments generated about $700,000 in revenue for the Company; in addition, the state of Iowa adopted the Condor(TM) printing technology, as part of the 3M license plate processing system, to print its regulated plates. However, the Company was unable to realize any further commercial and industrial sales for its Condor Printer and its one-color Harrier(TM) printers (the "Harrier Printer") other than its sale to 3M for regulated license plate printing.

     The Company did place a Condor Printer at a commercial sign printing beta site during this period; however, the Company uncovered a number of technical difficulties during beta testing. In addition, Datametrics encountered resistance from prospective Condor Printer buyers due to its price and lack of graphic user interface ("GUI") functionality because neither of the DmC Industrial Imaging Systems thermal transfer printers were CE certifiable, the Company was precluded from selling or shipping them to customers in the European Union.

     By the last fiscal quarter of 2000, the Company resolved the commercial Condor Printer's technical difficulties and subsequently sold two Condor Printers during the first quarter of fiscal 2001.

     In addition, despite significant investments of both capital and human resources, the Company was not able to launch MadeMyWay in fiscal 2000. This, combined with the inability of internet companies to attract capital during the latter three-quarters of 2000 adversely affected the Company's prospects of raising outside capital. However, during July to November 2000, the Company was able to secure short term bridge loans. In January 2001, this same group of investors secured financing for the Company to restructure its debt. (See discussion under Liquidity and Capital Resources page 15.)

     In early September 2000, Mr. Vincent J. Cahill, the newly appointed Chief Executive Officer, and the new Datametrics management team, after a re-examination of the Company's operations, concluded that the military market was potentially profitable, and therefore, recommended, and the Board authorized, the Company's re-entry into the military and airline markets. The Company restructured and expanded its military marketing and sales efforts, and staff and management communicated its re-entry into this market. In addition, the Company revived efforts to develop new products for these markets.

     Datametrics separates its activities into three business units: DmC Rugged Systems (Military/Airlines), DmC Industrial Imaging Systems
(Industrial/Commercial), and its internet subsidiary, MadeMyWay.


     As a result, during the last quarter of fiscal 2000, Datametrics secured a number of significant military contracts for its printers and computer controllers. Since August 2000, DmC Rugged Systems (Military/ Airlines) division has steadily increased its order backlog to $1.3 million as of October 29, 2000 of $1.8 million. The Company has also reduced its turnaround production time while reducing product defects. The Company continues to fulfill its contracts on or ahead of schedule.

     To meet growing demand, during the first quarter of fiscal 2001, Datametrics expanded its repair and customer service staff. The Company also adjusted its repair pricing structure to insure profitable operation. The Company estimates that over 15,000 Datametrics printers and computer products are currently in use around the world. Management projects that the Company's repair business for fiscal 2001 will significantly exceed that of fiscal 2000.

     To increase sales, management has reduced the price of a fully equipped Condor Printer. Moreover, it has developed a preliminary version of its new graphic user interface software (the "GUI software") that enables efficient operator training and increases ease of use. The Company is about to enter beta testing of this printer. In addition, DmC Industrial Imaging Systems has developed the 3300(TM) Printer( the "3300 Printer") -- a CE certifiable, ruggedized industrial printer. The 3300 Printer can rapidly print (900 square feet per hour) outdoor, durable images with variable information on both flexible plastic or paper media. The Company has scheduled shipment of both the GUI software and 3300 Printer for April 2001. Management projects that it will sell 40 to 50 Condor Printers and 3300 printers in fiscal 2001 will show significant increase compared to fiscal 2000.

     DmC Industrial Imaging Systems is also developing and collaborating with other companies to develop handling and finishing equipment for use with Condor and 3300 Printers, including unwinders, rewinders, die cutters and laminators. DmC Industrial Imaging Systems sells its printers, software and supplies directly and through distributors.

     In November 2000, Datametrics hired Mr. Donald Newman as its Chief Technical Officer to oversee and direct the construction and implementation of the Datametrics and MadeMyWay websites. In January 2001, it hired Ms. Heidi James as Vice President of Marketing. Ms. James will focus on the commercial development of MadeMyWay. Management is currently arranging for order fulfillment operations at a number of locations in North America.

     The Company will require additional equity or subordinated debt financing to meet its obligations and fund operations during 2001. Management anticipates that the Company will begin to operate with a positive cash flow from operations by the end of fiscal year 2001. The Company's business units will likely attain profitability at different times during 2001. Inasmuch as MadeMyWay requires greater business development than either DmC Rugged Systems or DmC Industrial Imaging Systems, it may not attain profitablity until early in fiscal 2002.

     The Company is continuing ongoing discussions with investors about equity and/or subordinated debt financing. The Company is continuing to seek capital to meet the short-term funding requirements necessary for day-to-day operations during the organization's restructuring as well as long-term funding necessary for continued research and product development. There can be no assurance that the Company will be successful in obtaining additional equity or subordinated debt financing or, if agreed to, that the financing will be completed.

General

     Datametrics has two divisions -- DmC Rugged Systems and DmC Industrial Imaging Systems -- and one majority-owned subsidiary -- MadeMyWay.com, Inc. DmC Rugged Systems designs, develops, manufactures and sells rugged printers, computers, computer peripherals, workstations and supplies for military, airline, transportation and other demanding environment applications. DmC Industrial Imaging Systems designs, develops, manufactures, licenses and sells high-speed multi- and single-color printers, peripherals, software and computer controllers. MadeMyWay is a start-up internet-facilitating company. It provides a marketing mechanism for internet companies and product customization, personalization and order fulfillment.

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

     On June 3, 1998, the Company announced the Global Agreement with the traffic control materials division of the 3M. This long-term alliance encompasses worldwide markets served by the 3M Company ("3M"or the "3M Company") in the transportation safety industry. The agreement provides for the Company to manufacture, service and support its Condor Printers and Harrier Printers for the 3M Company. The Condor industrial print engine is currently the only printer that is part of 3M's digital imaging system that 3M customers use to produce license plates. The 3M Company is the world's leading supplier of reflective materials for the transportation safety industry. The Global Agreement covers applications in regulated vehicle license plate markets and other potential traffic safety applications. The Condor Printer currently prints all of Iowa's vanity and standard state license plates. 3M is negotiating the placement of Condor license plate printing systems at other license plate manufacturing sites in the future. 3M has indicated that it plans to install four to six systems at four locations each year for the next three years.

     3M and the Company amended their original agreement in June 2000 and January 2001. The June 2000 amendment limited 3M's exclusivity to regulated license plates; it also relieved 3M of its obligation to purchase ten Condor printers by May 2001 in exchange for a payment of $180,000. The January 2001 amendment increased 3M's maintenance payment per installation location from $10,000 to $60,000. The Global Agreement, as amended, permits 3M to sell its printers for regulated license plate applications. The Company believes that the Global Agreement could result in significant revenues to Datametrics over the next several years, but has anticipated greater revenue from this agreement than it has yet realized.

     In January 2000, previous management discontinued the manufacture of products for military clients, while continuing its military spare parts and repair business. It focused on producing and promoting its Condor and Harrier Printers and developing MadeMyWay as an internet-based subsidiary of the Company engaged in the fulfillment of customized and personalized apparel, textiles and specialty imprinted products aimed at the business-to-business e-commerce market. Datametrics hired outside consultants to assist in the sale of the military business and to identify prospective buyers for the military business. After new management assumed control of the Company, it reviewed the military business's potential, pricing and prospects and determined that re-entry into the military market was advisable.

     The Company closed Datametrics' research and development facility in Calabasas, California in July 2000 and consolidated research and development activity in the Company's Orlando, Florida plant. The Company plans to open a marketing and service center in California during 2001 to address the needs of customers in the US, Canadian West, Mexico and Central America.

DEFENSE PRODUCTS

     The Company has designed, developed, manufactured and sold military specification ("mil-spec") and ruggedized computers, workstations and printers for use in DoD applications. Products sold by the Company into the DoD markets can be categorized into three basic groups: mil-spec printers, ruggedized computers, and ruggedized printers. For the fiscal years ended October 29, 2000 and October 31, 1999, approximately 47% and 54%, respectively, of the Company's revenues were derived from DoD business, which includes contractors with U.S. government contracts as well as the DoD itself.

     Mil-spec products are designed specifically to meet military requirements and must meet the stringent requirements for operation in adverse environments, including shock, vibration, extreme temperatures and, in some cases, nuclear radiation. Being so designed, these products are more reliable and significantly more expensive than ruggedized or industrial products (products designed for benign environments as are experienced in commercial applications). Industrial products can be used in selected military environments and are significantly less expensive than the mil-spec products. The broader intermediary category includes the ruggedized products which are generally configured to operate in some adverse environments, but do not meet full mil-spec requirements.

MILITARY PRINTERS

     The Company manufactures a wide range of printers, which are categorized as either mil-spec or ruggedized. These printers utilize thermal printing, impact printing and laser printing technologies. These printers are purchased and utilized by the DoD as well as by companies and organizations, which manufacture, sell or use data processing or data communications systems that require "hard copy" printouts. The Company's products are incorporated into these systems. The military printers are more reliable than conventional commercial printers and are designed to work in severe environmental applications. The design and component selection allow the Company's printers to withstand certain adverse effects of dirt and grime, corrosion, droppage, bullets, moisture, extremes in hot and cold temperature, and in some cases, nuclear radiation. In connection with the U.S. government military peripheral standardization programs, the DoD has approved and assigned nomenclature (military identification) to standard computer peripherals for its defense systems. Several of the Company's printers have been included in this standardization program, enabling the armed services to select the Company's printers for new systems without incurring the expense of developing new printer documentation for each system. The Company believes that the inclusion of the Company's printers in this standardization program influenced the purchase of its printers on several defense programs.

     The Company's high-resolution thermal printers utilize a thermal direct imaging method of printing. In the past, printers utilizing the thermal printing process generally could not meet the specifications required in certain rigorous environments. Embracing technological improvements, thermal printers can now be built to operate in adverse environments while providing quiet and reliable printing operations. The Company has developed a low cost impact printer as well as a ruggedized laser printer, which are targeted at the low end of the severe environment market. These ruggedized products utilize commercial components, some industrial (high-reliability, military rated) components, and are encased in a rugged case to withstand moderately severe environments.

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

RUGGEDIZED COMPUTERS

     The Company's ruggedized products combine environmental and mechanical engineering technology with computer technology to produce products that perform identically to commercial counterparts, but are able to operate in adverse environments. The Company offers ruggedized versions of computer devices and peripherals encased in shock, vibration and temperature resistant housing for products of equipment manufacturers such as Digital Equipment Corporation, Hewlett-Packard Company, Silicon Graphics Inc., and Sun Microsystems Inc. This process often requires the Company to design and manufacture cases, controls, backplanes and power supplies. These products require much shorter development and testing periods than mil-spec products. As such, these products allow the military to deploy state-of-the-art computer technology rapidly, at a price greatly reduced from full mil-spec systems. These timing and price factors are responsive to current U.S. government trends.

SIGNIFICANT CUSTOMERS AND MATTERS CONCERNING DOD BUSINESS

     Most of the customers for the Company's products are the DoD and prime contractors under programs funded by the DoD. For the fiscal years ended October 29, 2000 and October 31, 1999, direct and indirect DoD business represented approximately 47% and 54%, respectively, of the Company's revenues. Because the Company's products are intended to function as subsystems, they are sold to customers which manufacture, sell or use data processing or data communication systems which involve a processing, printing, recording or data entry function for which the Company's products are suited. While the Company may be a subcontractor on a government program with an aggregate budget of billions of dollars extending over as much as a ten-year period, the Company's share of the budget for any major program is relatively small.

     In the fiscal year ended October 29, 2000, the Company's three largest customers in sales, 3M - 25%, U.S. Government - 23%, and Computing Devices Canada - 18%, accounted for an aggregate of 66% of total Company sales. The loss of any one of these customers could have a material adverse impact on the results of operations and financial condition of the Company.

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

     However, despite past forecasts to the contrary, the Company sees a reversal in the trend of diminishing DoD budget forecasts. The Company's DoD related contracts provide for the right to audit the Company's cost records and are subject to defective pricing regulation. Management does not believe that it has any material exposure of this sort on any such contracts. Accordingly, no provisions have been made in the Company's accounts in connection with defective pricing regulation.

HIGH-SPEED COLOR DIGITAL PRINTER

     In fiscal 1994, the Company began an intensive program to develop a high-speed color digital printer for the short-run production printer market. After significant development and marketing costs, coupled with limited market success, the Company in October 1996 idled and subsequently ceased all manufacture and marketing of its CYMax product line to permit a comprehensive strategic and operational feasibility study of its overall concurrent transfer imaging ("CTI") technology and its potential applications. Following the completion of the strategic and operational feasibility study, the Company planned to introduce a family of five industrial and government/ defense high-speed concurrent thermal transfer printers in July 1997. The Company's projected family of medium and wide format printers included the Harrier Printer, the Condor I(TM) and the Condor Printer II(M) for industrial customers, and the Cobra I(M) and Cobra II(M) (the "Cobra Printer") for government/defense customers. Datametrics built Harrier and Condor Printers for 3M and Condor Printers for commercial/industrial customers. It has not built any Cobra Printers. Datametrics is currently developing a 3300 series f printers. The 3300 series printers have been designed as a CE certifiable four-color concurrent thermal transfer printer for the European commercial/industrial market. The Harrier and Condor series of print engines are robust, rugged, high-performance printers which incorporate a wide range of Datametrics' newly-developed technological capabilities in the area of thermal transfer printing.

     The Company's Global Agreement with 3M represents a long-term alliance which encompasses all markets worldwide served by 3M in the transportation safety industry. This agreement provides for the Company to manufacture, service and support its Condor and Harrier industrial print engines for 3M. Initially, the Condor and Harrier industrial print engines will become part of 3M's digital imaging system that 3M customers use to produce license plates. 3M Company is the world's leading supplier of reflective materials for the transportation safety industry. The Global Agreement covers applications in the vehicle license plate market and other potential traffic safety applications.

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

SERVICE

     Pursuant to maintenance agreements, repair orders or warranty provisions, the Company generally services its printers with its own employees at its facility. In-house, non-warranty repairs and maintenance service provided 9% and 3% of the Company's sales in fiscal 2000 and 1999, respectively. For both military and commercial products, the Company's standard warranty period is ninety days, although longer warranty periods are available at customer request for an additional charge.

     Sales of spare parts for the Company's products accounted for 29% and 24% of fiscal 2000 and 1999 revenue, respectively. The Company also sells documentation, such as handbooks, operational manuals, schematics and other technical data to assist its customers in maintaining their own equipment.

BACKLOG

     The Company's backlog of funded orders not yet recognized as revenue at October 29, 2000 and October 31, 1999 was approximately $1,303,000 and $2,559,000, respectively. The entire backlog as of October 29, 2000 is expected to be delivered during the fiscal year ending October 28, 2001.

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

COMPETITION

     The Company competes in each of its target markets with other companies, many of which have substantially greater financial, technical, marketing, distribution and other resources than the Company. The principal competitive factors in the markets in which the Company participates are image quality, product performance and price.

INTELLECTUAL PROPERTY RIGHTS

     It is the Company's policy to obtain appropriate proprietary rights protection for any potentially significant new technology acquired or developed by the Company. The Company has a trademark registration covering its "DmC"(R) logo and for the Condor and Harrier products. The Company has been granted two U.S. patents relating to its high-speed color digital printer technology. The Company also has several U.S. patent applications pending relating to its high-speed color digital printer. There can be no assurance, however, that any patents will be granted pursuant to these various applications in the U.S. and abroad.

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

RESEARCH AND DEVELOPMENT ACTIVITIES

     The Company is involved in both Company-sponsored and customer-sponsored research and development. In the latter case, customers contract directly for such activities. The customer-sponsored research and development primarily consist of non-recurring engineering costs relating to production contracts. In addition to design technology, this non-recurring engineering includes development of maintenance and operator manuals, drawings, reliability and maintenance analysis, technical design audits and data required to support field repairs. Such costs do not qualify as research and development costs as defined by Financial Accounting Standards Board Statement No. 2, and accordingly, have not been disclosed as such in the Company's financial statements.

EMPLOYEES

     The Company employed 49 persons on a full-time basis as of October 29, 2000 and 59 persons on February 4, 2001, compared to 93 persons on a full-time basis as of October 31, 1999. A union does not represent any of the Company's employees nor is the Company subject to a collective bargaining agreement. The Company's considers relations with its employees to be good.

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

     Datametrics was incorporated in California in October 1962 and was reincorporated in Delaware in April 1987. The Company's corporate offices are located at 1717 Diplomacy Row, Orlando, Florida 32809 with its accounting offices located at 25B Hanover Road, Florham Park, New Jersey 07932.

ITEM 2. PROPERTIES.

     The Company's operations are conducted from a 43,000 square foot manufacturing facility in Orlando Florida, which the Company purchased in December 1997 (See Item 1. Other Matters).

     The Company closed its 6,600 square foot facility located in Calabasas, California in July 2000.

     The Company leased a 1,000 square foot office at 345 Seventh Avenue, New York, New York in January 2001 for its MadeMyWay marketing and development operations. The lease is for a six-month term through July 2001.

     The Company leased a 150 square foot office in Waynesboro, Pennsylvania in November 2000 to serve its CEO, marketing and public relation efforts. The Company leases this space on a month to month basis.

     The Company leases a 5,400 square foot office in Florham Park, New Jersey, which currently houses the Company's accounting department. Its five year lease expires in March 2003. The Company has notified the landlord of its intention to vacate this property in the near future.

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

     In April 1998, the owner of the Woodland Hills, CA, premises formerly occupied by the Company sued for the balance of all rent due through the end of the then existing lease agreement plus damages. In March 1999, the Company entered into a Mutual Release and Settlement Agreement wherein the Company paid a total of $850,000 in cash and issued 150,000 shares of Common Stock to the owner. The Company has agreed to register the shares of Common Stock, and under certain circumstances, the Company will issue additional shares of Common Stock to the extent that the market price of the Common Stock falls below certain levels. Since the minimum amount guaranteed of $375,000 in Common Stock by the Company exceeded the Market Value of the Common Stock issued by the Company, the Common Stock has been valued at $2.50 per share. Under the terms of the Agreement, the additional shares required to be issued is approximately 2.7 million shares, which shares have not been issued as of October 29, 2000.

     Four former officers of the Company (the "Former Officers"), whose employment relationships with the Company terminated in part as a result of the Company's restructuring in October 1996, sought severance benefits from the Company. On January 13, 1997, three of the Former Officers sued the Company in the Superior Court of the State of California for Los Angeles County, in order to enforce payment of severance benefits under certain agreements, each dated as of October 7, 1996, between each Former Officer and the Company (collectively, the "Severance Agreements"). The fourth Former Officer sued the Company in response to the Company's cross-complaint. The Former Officers sought damages from the Company based upon the Severance Agreements and an alleged implied promise not to terminate the employment of the Former Officers with the Company without good cause. On September 28, 1998, a California trial court upheld the enforceability of the Former

Officers' severance agreements and the Former Officers requested entry of a judgment in the approximate amount of $1,200,000 plus interest and costs. The Company appealed the judgment and in September 1999, the California Court of Appeal reversed the judgment in favor of the Former Officers and awarded the Company its costs on appeal. Later, the California Supreme Court denied the Former Officers' petition for review of the appellate decision. In July 2000, pursuant to a Mutual Release and Settlement Agreement, the Former Officers agreed to pay $150,000 to the Company in settlement of all claims.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

     Datametrics's Common Stock had been listed on the American Stock Exchange (Symbol "DC") from July 1988 through June 2000, at which time it became listed on Over The Counter Bulletin Board (Symbol "DMTR"). The high and low sales prices for the Common Stock are set forth in the following table.

Fiscal 2001 Quarter Ended                 High              Low
-------------------------                 ----              ---
January 28..........................    $0.2969           $0.0781


Fiscal 2000 Quarter Ended                 High              Low
-------------------------                 ----              ---
January 30..........................    $1.7500           $0.9375
April 30............................    $1.1250           $0.5000
July 30.............................    $0.6875           $0.7000
October 29..........................    $0.3300           $0.0550


Fiscal 1999 Quarter Ended                 High              Low
-------------------------                 ----              ---
January 24.........................     $2.1250           $0.9375
April 25...........................     $1.8125           $1.1250
July 25............................     $1.5000           $0.8125
October 31.........................     $1.9375           $0.9375


     There were approximately 746 stockholders of record as of October 29, 2000.

     No cash dividends have been paid to Common Stockholders since the Company was founded, and the Company does not intend to do so in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This report contains certain statements of a forward-looking nature relating to future events or the future performance of the Company. Prospective investors are cautioned that such statements are only predictions and those actual events or results may differ materially.

RESULTS OF OPERATIONS

     Fiscal Year 2000 Compared With Fiscal Year 1999:

     Sales for the year ended October 29, 2000 were $2,844,000, a decrease of $5,716,000 or 69% compared with sales of $8,560,000 in the prior fiscal year. The decrease in sales is attributable to the Company's decision to withdraw from the military defense business, although that decision has now been reversed.

     Cost of sales for fiscal 2000 was $4,863,000 (171% of sales); a decrease of $229,000 or 5% compared with $5,092,000 (60% of sales) for the prior fiscal year. Cost of sales decreased slightly despite a significant decrease in sales compared to the prior fiscal year because of lower gross margin product mix as well as the Company functioning at a lower capacity than the previous year.

     During fiscal 2000, the Company recorded a write down of its inventory of $1,450,000 due to changes in business direction. During fiscal year 1999, the Company recorded a $2,000,000 write down of its military inventory related to its decision to withdraw from the military defense business.

     Selling, general and administrative expenses for the year ended October 29, 2000 were $2,699,000 (95% of sales) a decrease of $1,990,000 or 42%, compared with $4,689,000 (55% of sales) for the same period in the prior fiscal year. The decrease is due to lower administrative and support staff expenses throughout the Company

     In the prior year the Company incurred lease settlement expenses of $1,225,000. There was no such expense in the current period.

     Net interest expense amounted to $1,747,000 for the year ended October 29, 2000 compared with net interest expense of $1,259,000 for the prior year. This increase is due to higher outstanding borrowings and higher amortization of original issue discount from warrants issued in connection with certain borrowings.

     The net loss for the year ended October 29, 2000 amounted to $7,897,000, an increased loss of $1,179,000 compared with a net loss of $6,718,000 for the prior fiscal year. The loss for the current period is attributable to the Company's decision to withdraw from the military/defense business (which decision has been reversed), write down of inventory and the start-up expenses for MadeMyWay.

     Management has determined that, based on the Company's historical losses from recurring operations, the Company will most likely not recognize its net deferred tax assets at October 29, 2000. Ultimate recognition of these tax assets is dependent, to some extent, on the future revenue levels and margins. It is the intention of management to assess the appropriate level for the valuation allowance each quarter.

     The Company utilizes various computer software packages as tools in running its operations. Management replaced in fiscal 2000 the existing Western Data Systems software with a software package better suited to support its current and future business needs. The new software is fully Y2K compliant.

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

     Cost of sales for fiscal 1999 was $5,092,000 (60% of sales), a decrease of $478,000 or 9% compared with $5,570,000 (72% of sales) for the prior fiscal year. In fiscal 1999, cost of sales was favorably impacted by lower direct labor costs in the Company's Florida manufacturing operation compared to the Company's former manufacturing operation in California which was offset by higher general overhead costs. Fiscal 1999 included a $2,000,000 writedown of inventory to reflect the Company's plans to discontinue and sell its military defense business. Additionally, fiscal 1999 inventory levels based on sales and usage were substantially below the closing fiscal 1999 inventory balances. Such unanticipated differential has been attributed to shrinkage, in the approximate amount of $1,013,000 which may have been the result of theft, deterioration, loss, disposal, clerical error and other factors in one or more periods. The Company has not determined which of such factors, or to which extent each of such factors, contributed to the total amount of shrinkage.

     Selling, general and administrative expenses as well as research and development expenses for fiscal 1999 were $4,689,000 (55% of sales) a decrease of $235,000 or 5%, compared with $4,924,000 (64% of sales) for the prior fiscal year. The reduction in SG&A was the result of lower defense-related marketing expenses and lower administrative and support staff expenses throughout the Company. This reduction was partially offset by an increase in professional fees for 1999.

     Net interest expense amounted to $1,259,000 for the year ended October 31, 1999 compared with net interest expense of $518,000 for the year ended October 25, 1998. This increase is due to higher outstanding borrowings.

     The net loss for the year ended October 31, 1999 amounted to $6,718,000, an increase of $3,448,000 compared with net loss of $3,270,000 for the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal capital requirements have been to fund working capital needs, capital expenditures and the payment of long term debt. The Company has formerly relied primarily on internally generated funds, private placement proceeds, subordinated debt and other bank debt to finance its operation. The Company's liquidity and cash resources are significantly impaired by ongoing losses and significant reductions in revenues. The opinion of the Company's auditors contains an explanatory paragraph regarding the Company's ability to continue as a going concern.

     Net cash used in operations was $2.2 million and $5.2 million in 2000 and 1999, respectively. The change from 1999 to 2000 was due to ongoing losses and revenue reductions primarily associated with the discontinuation of the military business.

     Net cash provided by (used in) investing activities was $.8 million and $(0.1) million in 2000 and 1999, respectively. The change from 1999 to 2000 was the result of proceeds from sale of equity in a subsidiary and reduced expenditures for property and equipment.

     Net cash provided by financing activities was $l.3 million and $5.2 million in 2000 and 1999, respectively. The change from 1999 to 2000 was primarily due to decreased net proceeds from the issuance of Common Stock and warrants and long term debt offset by proceeds from bridge loans.

     The Company had substantial debt due for repayment during fiscal 2000 and 2001, which debt cannot be repaid from cash or other proceeds from operations. As a result, significant additional equity or other capital are required to meet its debt obligations and satisfy operating expenses in the short and long term.

     In March 2000, the Company sold 600,000 shares, or 12%, of Common Stock in MadeMyWay to an outside investor, affiliated with the Company's current Chairman, for $1.2 million.

     In July 2000, the Company was in need of immediate financing. Mr. Bruce Galloway, the current Chairman of the Company, and several co-investors supplied additional funding on a short-term bridge loan basis of approximately $480,000 (the "Initial Bridge"). In connection with such financing on August 18, 2000, the Board elected Mr. Galloway as Chairman of the Board and accepted the resignation of Daniel P. Ginns as Chairman and Chief Executive Officer of the Company. The new Board appointed Mr. Cahill as Chief Executive Officer on that date. Subsequent to that initial round of financing, Mr. Galloway and his co-investors have provided additional bridge loan financing which, together with the Initial Bridge, amounted to $1,305,000 (the "Bridge Financings").

     In August 2000, the Company was in default under its senior bank facility in the principal amount of $1,496,140, under certain 10% Subordinated Notes in the aggregate principal amount of $3,524,000 and in December 2000 under certain 12% Subordinated Convertible Secured Notes in the aggregate principal amount of $2,835,607 (such amounts as of December 31, 2000). Although (as described below) the terms of such aggregate debt have been modified and the defaults waived, the Company expects that such aggregate debt can be repaid in whole or in part only from the proceeds of additional financings of its business or that of its subsidiaries, the sale of some or all of its interests in MadeMyWay or other subsidiaries, or from the proceeds of sale of its common stock, directly or through the conversion of outstanding warrants or other rights to purchase common stock.

     Mr. Galloway leads an investment group, DMTR LLC ("DMTR"), which has provided Datametrics with operating capital and funding to rebuild operations, to repay outstanding obligations and strategic expertise for reorganizing and restructuring its indebtedness. DMTR, a New York limited liability company, consists of seven investors, including Mr. Galloway, who had previously provided $1,125,000 of the $1,305,000 bridge loan financings.

     The Company's senior secured bank facility with Branch Banking & Trust Corporation (the "Bank") in the amount of $1,496,140 (the "Senior Bank Loan") was in default in August 2000. The Bank drew on a standby letter of credit posted by Roy and Carl Doumani, as guarantors, in full satisfaction of the Company's obligations to the Bank and assigned the loan documents and collateral to the Doumanis. DMTR has satisfied all obligations under those loan documents owing to the Doumanis, and DMTR has taken an assignment of the loan documents and the collateral securing that loan. In addition, DMTR has repaid all of the Bridge Financings in the aggregate amount of $1,305,000 plus interest thereon and taken an assignment of the loan documents evidencing the Bridge Financings and an assignment of the collateral securing the Bridge Financings.

     Effective January 31, 2001, DMTR and the Company executed loan documents to provide the Company with a line of credit in the maximum amount of $798,860 (the "Line of Credit"). Accordingly, the Company (assuming a draw of the entire Line of Credit) is obligated to DMTR in the aggregate amount of $3,600,000 (comprised of $1,496,140 on the Senior Bank Loan, $1,305,000 on the Bridge Financings and $798,860 on the Line of Credit) (subject to the agreement, described below, to exchange a portion of the Bridge Financings for Common Stock of the Company). The Line of Credit has a term of two years with interest (payable monthly) at the Base Rate of Citibank, N.A. plus 100 basis points and is secured by all assets of the Company, a pledge of the Company's stock in MadeMyWay and the assets of MadeMyWay. To the extent such assets and stock are pledged to secure the Senior Bank Loan and the Bridge Financings, the security for the Line of Credit is subject to such prior security interests. The Company is also obligated to make mandatory prepayments of the principal of the Line of Credit on a monthly basis to the extent the Company has available cash in excess of $200,000. Simultaneously with the closing of the Line of Credit, DMTR agreed to modify the terms of the Senior Bank Loan and the Bridge Financings to conform those terms to the terms of the Line of Credit. Therefore, the Senior Bank Loan and the Bridge Financings mature on January 31, 2003, accrue interest (payable monthly) at the Base Rate of Citibank N.A. plus 100 basis points and are subject to the mandatory prepayment provision set forth in the Line of Credit. As additional consideration for the financings provided by DMTR, the Company issued a Warrant to DMTR to acquire up to 7,000,000 shares of the Common Stock of the Company with an exercise price of $.125 per share, exercisable through January 31, 2007. The value of such warrants will be recorded as debt costs in fiscal 2001. DMTR has agreed to exchange $700,000 in principal amount of the Bridge Financings for the issuance of 700,000 shares of the Company's Common Stock (with demand registration rights), such number of shares determined on a proposed post reverse stock split basis described below.

     The Company is currently negotiating with the holders of its 10% Subordinated Notes dated December 24, 1998 in the aggregate principal amount of $3,524,000 as of December 31, 2000 (the "10% Notes") and its 12% Senior Subordinated Convertible Secured Notes dated August 2, 1999 in the aggregate principal amount of $2,835,607 as of December 31, 2000 (the "12% Notes") to restructure such indebtedness. In each case, the negotiations have assumed that the Company will amend its Certificate of Incorporation to increase its authorized capital stock and to effect a 1 for 20 reverse stock split. The current Chairman and a director of the Company hold certain of the 10% Notes and 12% Notes and have investment discretion over certain accounts of the other noteholders.

     The Company has reached an agreement in principle with a majority of the holders of the 10% Notes, subject to the execution and delivery of definitive documents, to exchange each $1.00 face amount of the outstanding 10% Notes for $1.5050 face amount of a new series of step-up coupon convertible two-year Notes (the "New Notes"). If the exchange is consummated, the holders of the 10% Notes will waive all amounts owing in respect of the 10% Notes, whether of principal, interest, premium or penalty. The following describes the New Notes if the exchange is completed. The holders of the 10% Notes will waive accrued interest owing since March, 2000 and all other amounts, whether of principal, interest, premium or penalty, owing in respect of the 10% Notes or any instruments delivered in connection with the 10% Notes. The New Notes will not accrue interest until the second year after issuance. Interest will then be paid semi-annually, with the first payment at a rate of 12% per annum and the second payment at a rate of 16% per annum. The holders of the New Notes may convert amounts owing under the New Notes to the Company's Common Stock at a price of up to $3.00 per share. The Company may force conversion to Common Stock of up to twenty percent (20%) of the aggregate principal of the New Notes each quarter if the trading price of the Company's Common Stock averages $3.25 or more (with an average daily trading volume of 30,000 shares) for twenty of thirty trading days during such quarter and the Company may force conversion to Common Stock of up to fifty percent (50%) of the aggregate principal of the New Notes each quarter if the trading price of the Company's Common Stock averages $4.50 or more for twenty of thirty trading days during such quarter.

     The Company may redeem the New Notes for cash at 85% of par up to the six-month anniversary of their issuance, at 90% of par from the six-month anniversary though the first anniversary of their issuance and thereafter at 95% of par through the first interest payment date. The Company will be obligated to redeem 20% of the original principal amount of the New Notes on each of the first anniversary of their issuance and the first interest payment date. Such redemption may be effected by payment of cash or forced conversion into Common Stock if the Company is then permitted so to convert the New Notes.

     The Company is also negotiating with the holders of the 12% Notes and the Company has reached an agreement in principal, subject to the execution and delivery of definitive documents, with such holders to exchange 1.1 shares of the Company's Common Stock for each $1.00 in principal of the outstanding 12% Notes. If the exchange is consummated, the holders of the 12% Notes will waive all amounts owing in respect of the 12% Notes, whether of principal, interest, premium or penalty.

      The Company seeks to effect the exchanges during the first quarter of calendar 2001 on substantially the terms described above. Although the Company has received commitments from a majority of the holders of the 10% Notes (87% received as of February 13, 2001) and a majority of the holders of the 12% Notes (74% received as of February 13, 2001), the closing of the exchanges is subject to the execution and delivery of definitive documents and the amendment of the Company's Certificate of Incorporation to increase the Company's authorized capital and to effect a 1 for 20 reverse stock split. Further any holder may accept or reject the proposed exchange as to his 10% Note or 12% note, as the case may be, and preserve his claims under his Notes regardless of acceptance of the exchange by any number of other holders. The Company is actively soliciting, and anticipates successfully obtaining, the consents of stockholders for the amendment and reverse stock split described above. In the unlikely event that stockholder approval is not obtained for the amendment and stock split noted above, the 10% and 12% Noteholders would retain their rights under the original Notes, whether of principal, interest, premium or significant penalty. This would have a material adverse effect on the financial position of the Company.

RECENT ACCOUNTING STANDARDS

     In November 1999, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to recognize all derivative contracts at their fair values, as either assets or liabilities on the balance sheet. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedged derivative with the recognition of (1) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, or (2) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

     Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. The adoption of this new standard did not have an effect on the Financial Statements.

     In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin #101, "Revenue Recognition in Financial Statements." The company's management has determined that the application of Staff Accounting Bulletin #101 will not have a material impact on the Company's consolidated financial statements.

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 of Accounting Principles Board Opinion No. 25, "Accounting for Certain Transactions Involving Stock Compensation," which, reduces the exercise price of a fixed stock option award (otherwise known as repricing). The adoption of this Interpretation did not impact the Company's consolidated financial statements.

FORWARD LOOKING STATEMENTS--CAUTIONARY FACTORS

     Except for the historical information and statements contained in this report, the matters set forth in this report are "forward looking statements" that involve uncertainties and risks, some of which are discussed at appropriate points in this report and the Company's other SEC filings, including the fact that the Company has been engaged in supplying equipment and services to U.S. government defense programs which are subject to special risks, including dependence on government appropriations, contract termination without cause, contract renegotiations and the intense competition for available defense business.

ITEM 7. SELECTED FINANCIAL DATA.

     The financial statements are included as a separate section following the signature page to this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There have been no changes in or disagreements with accountants on accounting and financial disclosure in fiscal 1999 and fiscal 2000.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS

     Management is vested in Datametrics' Board of Directors and officers. The Board of Directors is divided into three classes with two members in Class I, two members in Class II and two members in Class III. Each class is elected for a term of three years. At each annual meeting, shareholders elect Directors to succeed those Directors in the class whose term expires at that annual meeting. Each newly elected Director holds office until the third succeeding annual meeting and until the election and qualification of his or her successor. The officers of the Company hold office at the discretion of the Board of Directors. There has been no annual meeting of shareholders in 2000.

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

     Name                  Age       Title

Bruce R. Galloway          43       Chairman, Director
Vincent J. Cahill          53       Chief Executive Officer, Director
Cal Leone                  40       Chief Operating Officer, Director
Larry B. Silverman         57       Controller
Donald Newman              44       Chief Technology Officer
Gary L. Herman             36       Secretary, Director
Heidi James                36       Vice President of Marketing
Douglas S. Friedenberg     49       Director
Michael R. Planit          37       Director

BUSINESS EXPERIENCE

     BRUCE R. GALLOWAY has been Chairman of the Company since August 2000. Mr. Galloway is currently a managing director in The Galloway Division at Burnham Securities Inc., an investment bank based in New York. Prior to joining Burnham in 1993, Mr. Galloway was a senior vice president at Oppenheimer & Company, an investment bank and NASD Broker/Dealer based in New York, from 1991 through 1993. Mr. Galloway holds a B.A. degree in Economics from Hobart College and an M.B.A. in Finance from New York University's Stern Graduate School of Business. Mr. Galloway is Chairman of Digital Creative Development Corporation, Arthur Treacher's Inc, and Digital Systems Group Inc. and a director of Waiter.com and Comstar Interactive.

     VINCENT J. CAHILL has been Chief Executive Officer since August 2000; prior to being appointed CEO, Mr. Cahill has been a Director of the Company since April 1999. Since 1978 he has been a consultant to The Colorworks, a screen-printing and graphic imaging firm. Since 1996 he has served as a consultant to IT Strategies, a consulting company servicing the digital printing industry. Mr. Cahill is also a member of Newhill Technologies, LLC, which has pioneered development of digital technology for printing on ceramics and glass, and since 1998 has worked with Specialty Materials and Graphic Solutions, a firm which imports "thermo-weldable" printing materials. Mr. Cahill has written extensively on digital printing and graphic imaging as a contributing editor to Impressions Magazines and a writer for Screen Printing Magazine.

     CAL LEONE, Chief Operating Officer, has been a director since August 2000 and is a business development manager, engineer, consultant, and author with more than 17 years of experience in various high-tech business sectors. He has served as CEO of Graseby Optronics, a division of Graseby PLC, UK, an international manufacturer of precision electro-optical instrumentation specializing in color measurement systems and fiber-optic test equipment. He joined Datametrics as the Engineering Manager in 1999.

     LARRY B. SILVERMAN is the Company's Controller. From 1991 to 1999, Mr. Silverman was Controller of Shima Seiki U.S.A. Inc., headquartered in Cranbury, New Jersey and from 1974 to 1991 was Treasurer of Teknika Electronics Corporation in Fairfield, New Jersey.

     DONALD NEWMAN, Chief Technology Officer, is chartered with guiding the Company's expansion into the e-business arena through its MadeMyWay subsidiary as well as the initial growth of Internet accessibility of Datametrics customer service and sales and marketing functions. An industry veteran with over 18 years of experience in software product development and product line management, Mr. Newman will direct and manage the Datametrics IT team. Previously, he was a co-founder of sonicnet.com in 1994, a leading music service on the Internet now owned by MTV. Mr. Newman was also Product Manager for brandwizard.com and developed applications for automated packaging graphics worldwide.

     GARY L. HERMAN has been a director of the Company since August 2000. Mr. Herman is an Associate Managing Director in the Galloway Division at Burnham Securities, Inc., an investment bank based in New York. Prior to joining Burnham, Mr. Herman was a managing partner of The Kingshill Group, Inc., a merchant banking firm with offices in New York and Tokyo. He is currently on the Board of Directors of Arthur Treacher's, Inc., Comstar Interactive, Inc. and the NYC Industrial Development Agency. He is also an advisor to Digital Creative Development Corp.

     HEIDI JAMES, Vice President of Marketing, will spearhead marketing for the Company's Industrial and MadeMyWay business units. In addition, she will continue to expand marketing, product development and customer service for the Company's revitalized Military business. Ms. James has over ten years experience in selling and marketing product. Ms. James was previously Vice President for Sales and Marketing with Circline, and Chief Operating Officer of OurYearbook.com. Prior to these positions she was with several prestigious New York based design firms.

     DOUGLAS S. FRIEDENBERG has been a director of the Company from October 1996 through June 2000 and from August 2000 to the present. Mr. Friedenberg has also been President of Firebird Capital Management, a manager of hedge funds, since 1993. From July 1991 through March 1993, Mr. Friedenberg was the President of Unicorn Capital Management, a hedge fund manager. Mr. Friedenberg is a Director of Stratford Acquisition Corp., a company whose shares are listed on the OTC Bulletin Board.

     MICHAEL R. PLANIT has been a director since August 2000. Mr. Planit has been a consultant responsible for creating strategic solutions for marketing, sales, and licensing aspects of companies across a variety of industries. From 1995-1999. Mr. Planit founded and was president of Creative Zone, Inc., a novelty toy manufacturing company, and was instrumental in developing the Company's products, implementing marketing and sales strategies, and coordinating manufacturing operations. Mr. Planit is a graduate of Northeastern University with degrees in finance and Marketing. Mr. Planit is a senior committee member of the Pediatric Aids Foundation.

BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, directors and persons who own more than ten percent of the Company's common shares to file reports of ownership with the SEC and to furnish the Company with copies of these reports. Based solely upon its review of reports received by it, or upon written representations from certain reporting persons that no reports were required, the Company believes that during fiscal 2000 all filing requirements were met except as set forth below:

                                                                                  Number of
                                                            Number of             Failures to
                                Number of Reports Filed     Transactions Not      File Required
Name and Principal Position     Late                        Timely Reported       Reports
---------------------------     --------------              -----------           ------------
Bruce R. Galloway               0                           0                     0
Vincent J. Cahill               1(1)                        2                     1(2)
Cal Leone                       0                           1(2)(3)               1(2)(3)
Douglas S. Friedenberg          2                           2                     4(2)(3)
Gary L. Herman                  0                           0                     0
Michael R. Planit               0                           0                     0
Donald Newman                   0                           0                     0
Heidi James                     0                           0                     0
Headwaters Capital              0                           0                     0

Notes:

(1)  Includes late filing of Form 3.
(2)  Includes failure to file Form 4 for fiscal 2000.
(3)  Includes failure for file Form 5 for fiscal 1999 and 2000.

ITEM 10. EXECUTIVE COMPENSATION

     The following table shows, for the fiscal year ended October 29, 2000, the compensation earned by the current Chief Executive Officer of the Company, three named executive officers, the former Chief Executive Officer and the former Chief Operating Officer.

                           SUMMARY COMPENSATION TABLE
                               ANNUAL COMPENSATION

                                                                         Long Term Compensation
                                                                         -----------------------
                                                                         Awards                        Payouts
                                                                         --------                      ---------
                                                                                         Securities
                                                                                         Underlying
                                                         Other           Restricted      Options and                   All Other
Name and                   Fiscal    Base                Annual          Stock Award(s)  Warrants      LTIP** Payouts  Compensation
Principal Position         Year      Salary      Bonus   Compensation    ($)             (#)           ($)             ($)
------------------         ----      --------    -----   ------------    -----------     ---------     -------         ------------
Daniel P. Ginns (1)        2000      $ 251,197   -       $   15,000(a)   -               -             -               -
A.A. Maught (2)            2000      $  18,246   -       -               -               -             -               -
                                                         $66,000(b)

Vincent J. Cahill(3)       2000      $ 160,000   -       $ 3,125(a)      $12,400(5)      500,000       $86,800(7)      -
Cal Leone(4)               2000      $ 130,000   -       -               $ 5,500(6)      250,000       $10,000(8)      -
Larry B. Silverman         2000      $  85,000   -       -               -               -                             -


                     Option/SAR* Grants in Last Fiscal Year
                               (Individual Grants)


                     Number of Securities       Percent of Total Options/SARs
                     Underlying Options/SARs    Granted to Employees in
Name                 Granted (#)                Fiscal Year                    Exercise or Base Price       Expiration Date
-----------------    -----------------          -----------------              -----------------------      ------------------
Vincent J. Cahill    500,000                    66%                            .062                         -
Cal Leone            250,000                    33%                             .10                         -


*Stock Appreciation Rights (SARs) refers to SARS payable in cash or stock including SARs payable in cash or stock at the election of the Company.

**LTIP means any plan providing compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year.

(1)  Resigned August 2000.
(2)  Resigned November 1999.
(3) Became employee, Chief Executive Officer, as of August 2000; consultant fees paid November 1999 through July 2000.
(4) Became Chief Operating Officer as of August 2000; prior to that was Engineering Manager.
(5)  Award as part of employment compensation; valuation of $.62 per share.
(6)  Award as part of employment compensation; valuation of $.10 per share
(7) Stock grants of 400,000 shares and stock options of 1,000,000 to be paid out over employment contract, valuation $.62 per share.
(8) Stock grants of 100,000 shares and stock options of 500,000 to be paid out over employment contract, valuation $1.00 per share.
(a)  Directors' Fees.
(b)  Consultant Fees.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

     Options/SARs were granted to the following persons in the following amounts in fiscal 2000:

        Vincent J. Cahill                  500,000
        Cal Leone                          250,000

AGGREGATE OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/WARRANT VALUES

     The following table provides information with respect to the Named Executive Officer regarding the exercise of options/SARs during the fiscal year ended October 29, 2000 and unexercised options/Warrants held as of the end of the fiscal year ended October 29, 2000.

             Aggregated Option/SAR Exercises in Last Fiscal Year and
                            FY-End Option/SAR Values

                                                      Number of Securities            Value of Unexercised In-the-
                     Shares Acquired   Value          Underlying Unexercised          Money Options/Warrants at
Name                 On Exercise (#)   Realized ($)   Options at October 29, 2000     October 29, 2000 ($)
---------------      -----------       ------------   ----------------------------    -------------------------------
                                                      Exercisable    Unexercisable    Exercisable        Unexercisable
                                                      -----------    -------------    -----------        -------------
Vincent J. Cahill    -                 -              500,000
Cal Leone            -                 -              250,000



           Long-Term Incentive Plans - Awards in the Last Fiscal Year


                                                                            Estimated Future Payouts Under
                                                                            Non-Stock Price-Based Plans

                     Number of Shares,       Performance or Other Period    Threshold             Target             Maximum
Name                 Units or Other Rights   Until Maturation or Payout     ($ or #)              ($ or #)           ($ or #)
---------------      -----------             ------------                   -----------           -------------      -----------
Vincent J. Cahill    1,000,000(1)            2 years
Cal Leone              500,000(2)            2 years

Notes:
(1) Stock grants of 400,000 shares and stock options of 1,000,000 to be paid out over employment contract, valuation $.62 per share.
(2) Stock grants of 100,000 shares and stock options of 500,000 to be paid out over employment contract, valuation $1.00 per share.

DIRECTOR COMPENSATION

     All other Directors are entitled to receive a retainer fee of $3,125.00 per quarter.

     In addition, each Director serving as chairman on any committee of the Board of Directors is entitled to receive $1,600.00 for each committee meeting attendance, and all other Directors who are committee members are entitled to receive $800.00 for each committee meeting attendance.

     Pursuant to a written resolution of the Board of Directors, the Company has agreed to issue 10,000 shares of Common Stock to each Director in lieu of fees for committee participation. However, the Company has not issued any shares to any Director during fiscal year 2000 in lieu of fees for committee participation during each of the fiscal year, and the Company expects to continue issuing such shares of Common Stock in the future. These shares of Common Stock are restricted shares and may not be offered or sold unless registered under the Securities Exchange Act of 1933, as amended, or pursuant to an exemption therefrom.

EMPLOYMENT CONTRACTS AND CHANGE IN CONTROL AGREEMENTS

     In August 2000, the Company entered into an employment agreement with Mr. Cahill as Chief Executive Officer. This agreement terminates on August 18, 2003, but automatically renews for additional one-year periods unless either party gives thirty days notice prior to the expiration of the three-year-term. Under this agreement, Mr. Cahill is paid an initial annual base salary of $160,000, for each calendar year commencing with the calendar year beginning August 18, 2000, and the base salary under these agreements is adjusted by the greater of 3% or the percentage change in the Consumer Price Index for the year then ended. The Company also will pay Mr. Cahill a base salary that is at least ten percent more than any other employee to be adjusted as necessary. In addition to the base salary, the Compensation Committee of the Board of Directors may pay a performance-based bonus to Mr. Cahill of one percent of profit over $8 million. Company sales over $8 million. The Company has the right to terminate
Mr. Cahill's employment without cause at any time, provided, however, that Mr. Cahill shall be entitled to payment of his base salary for a period equal to the greater of one year from the date of termination or the remainder of the employment agreement and the Company shall continue to provide to such executive (and each member of his immediate family) all benefits provided by the employment agreement.

     In connection with his employment agreement, the Company granted Mr. Cahill 200,000 shares of Common Stock and options for 500,000 unrestricted, undiluted shares at the closing share price listed on August 18, 2000 for Datametrics and MadeMyWay. On each subsequent anniversary of his employment date, the Company shall grant Mr. Cahill 200,000 shares and 500,000 options in the Company, MadeMyWay and each subsidiary he is currently supervising.

     In September 2000, the Company entered into an employment agreement with Mr. Leone as Chief Operating Officer. This agreement terminates on September 3, 2003, but automatically renews for additional one-year periods unless either party gives thirty days notice prior to the expiration of the three-year term. Under this agreement, Mr. Leone is paid an initial annual base salary of $130,000, for each calendar year commencing with the calendar year beginning September 3, 2000, and the base salary under these agreements is adjusted by the greater of 3% or the percentage change in the Consumer Price Index for the year then ended. The Company has the right to terminate

Mr. Leone's employment without cause at any time, provided, however, that Mr. Leone shall be entitled to payment of his base salary for a period equal to the greater of one year from the date of termination or the remainder of the employment agreement; and the Company shall continue to provide to such executive (and each member of his immediate family) all benefits provided by the employment agreement. In the event of a change of control, the Company shall pay Mr. Leone 299% of the Chief Operating Officer's base salary, and the Company shall continue to provide to such executive (and each member of his immediate family) all benefits provided by the employment agreement.

     In connection with his employment agreement, the Company granted Mr. Leone 50,000 shares of Common Stock and options for 250,000 shares at the closing share price listed on September 3, 2000 for Datametrics; on each subsequent anniversary of his employment date, the Company shall grant Mr. Leone 50,000 shares and 250,000 options in the Company.

     On August 18, 2000, Daniel P. Ginns resigned as a Director, Chairman and Chief Executive Officer of the Company and as a Director and Officer of MadeMyWay, a subsidiary of the Company. Except for certain non-compete, confidentiality and indemnification provisions that survive, Mr. Ginns' Amended Employment Agreement with the Company was terminated. In exchange for the cancellation of Warrants held by Mr. Ginns, the Company agreed to pay Mr. Ginns $100,000 and issued to Mr. Ginns 500,000 shares of the Company's Common Stock. Subject in all events to disposition restrictions under applicable securities laws, Mr. Ginns may dispose of up to 125,000 of such shares of Common Stock in any quarterly period. If Mr. Ginns disposes of fewer than 125,000 shares in any quarter, he may in addition dispose of such shortfall in any subsequent quarter.

     The Company knows of no arrangement among Stockholders which may result in a change of control of the Company.

ITEM 11. SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS

     The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of February __, 2000 by (I) each person known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock, (ii) each director of the Company, (iii) each executive officer of the Company, and (iv) all executive officers and directors of the Company as a group.

Beneficial Owner                         Number of Shares Beneficially Owned    Percent of Shares Beneficially Owned
--------------------                     -----------------------------------    ------------------------------------
Bruce R. Galloway                        389,700(11)                            1.9%
Vincent J. Cahill (1)                    711,874(9)                             3.5%
Douglas Friedenberg (1)                  825,756(3)                             3.7%
Cal Leone                                305,000(10)                            1.5*
                                         --------------                         -----

All Executive Officers
and Directors as a Group                 2,232,330                             10.6%

Headwaters Capital(4)                    2,000,000  (5)                         9.75%
Robert London (6)                        1,269,000                              6%
Parker Quillen (7)                       1,338,410 (8)                          6.5%
Daniel P. Ginns(1)                       530,000(2)                             2.5%

Notes:

(1) The addresses of each of these persons is c/o Datametrics Corporation, 25B Hanover Road, Suite 3305, Florham Park, New Jersey 07932.

(2) Includes 500,000 shares of Common Stock issued in exchange for Warrants held by Mr. Ginns.

(3) 600,856 shares of Common Stock and 225,000 shares of Common Stock underlying warrants which includes (i) Firebird Overseas, Ltd. - 413,450 shares of Common Stock (including 40,001 shares of Common Stock underlying warrants presently exercisable at $1.50 per share 62,250 shares of Common Stock underlying warrants presently exercisable at $1.10 per share, and 112,500 shares of Common Stock underlying convertible debentures presently convertible at $1.00 per share and (ii) Firebird Partners LP - 193,347 shares of Common Stock.

(4) The address of Headwaters Capital is 220 Montgomery Street, Suite 500, San Francisco, California 94965.

(5) Includes 1,000,000 shares of Common Stock underlying warrants exercisable at the lesser of $1.35 per share or a price based upon the average market price of the shares during the 20 days preceding the purchase.

(6)  The address of Robert London is 212 Aurora Drive, Montecito, CA 93108.

(7) The address of Mr. Quillen is c/o Quilcap Corporation, 375 Park Avenue, Suite 1404, New York, New York.

(8) Includes the holdings of each of the following, as to each of which Mr. Quillen exercises investment control: Little Wing LP - 711,552 shares of Common Stock underlying warrants presently exercisable at $1.50 per share; Little Wing Too LP - 76,818 shares of Common Stock underlying warrants presently exercisable at $1.50 per share; and Tradewinds Fund Limited - 550,040 shares of Common Stock underlying warrants presently exercisable at $1.50 per share.

(9) Includes 500,000 shares of Common Stock underlying options presently exercisable at $.06 per share.

(10) Includes 250,000 shares of Common Stock underlying options presently exercisable at $.10 per share.

(11) Includes 85,600 shares of Common Stock, 44,100 shares of Common Stock over accounts which Mr. Galloway has indirect beneficial ownership, and 10,000 shares owned by Mr. Galloway's wife, Sara Herbert Galloway.

     The Company knows of no arrangement which may result in a change in control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the last two fiscal years, certain of Datametrics' executive officers and Directors have engaged in transactions with Datametrics from time to time. Except as set forth below, these transactions involved (i) the purchase of Common Stock and Warrants to purchase Common Stock in connection with various private placements on terms and conditions no different than those afforded to other investors, or (ii) amounts not exceeding $60,000.

     On April 14, 1999, the Company borrowed $50,000 from Daniel P. Ginns, which principal amount was repaid in full on April 15, 1999.

     On April 27, 1999, the Company borrowed $30,000, from a member of the immediate family of Daniel P. Ginns, which principal amount was repaid in full on April 28, 1999.

     On April 20, 1999, the Company borrowed $50,000 from Daniel P. Ginns, which principal amount was repaid in full on May 24, 1999.

     On June 15, 1999, the Company borrowed $50,000 from Daniel P. Ginns, which principal amount was repaid in full on August 2, 1999.

     In May 1999 the Company sold an aggregate 1,500,000 shares of Common Stock at $1.00 per share to 3 investors for an aggregate purchase price of $1,500,000. The investors were also issued 5-year Warrants to purchase up to an aggregate 1,500,000 shares of the Company's Common Stock. Headwater Capital purchased 1,000,000 of such shares, and received 1,000,000 of such warrants, which gave it beneficial ownership of in excess of 5% of the Company's outstanding Common Stock.

     Headwaters Capital exercised their warrants for 500,000 shares in September 2000, at an exercise price of $.1324 per shares for a total of

$66,200. In November 2000, Headwaters Capital exercised their remaining warrants for 500,000 shares at an exercise price of $.1323 for a total of $66,150.

     In March 2000, the Company sold 600,000 shares, or 12%, of Common Stock in MadeMyWay to an outside investor, affiliated with the Company's current Chairman, for $1.2 million. Two years after closing, the investor has the right to convert its common shares of MadeMyWay into preferred shares of the Company under certain circumstances as defined in the Stock Purchase Agreement.

     On August 18, 2000, Daniel P. Ginns resigned as a Director, Chairman and Chief Executive Officer of the Company and as a Director and Officer of MadeMyWay, a subsidiary of the Company. Except for certain non-compete, confidentiality and indemnification provisions that survive, Mr. Ginns' Amended Employment Agreement with the Company is terminated. In exchange for the cancellation of Warrants held by Mr. Ginns, the Company agreed to pay Mr. Ginns $100,000 and issue to Mr. Ginns 500,000 shares of the Company's Common Stock. Subject in all events to disposition restrictions under applicable securities laws, Mr. Ginns may dispose of up to 125,000 of such shares of Common Stock in any quarterly period. If Mr. Ginns disposes of fewer that 125,000 shares in any quarter, he may in addition dispose of such shortfall in any subsequent quarter.

     As described in Liquidity and Capital Resources under Management's Discussion and Analysis, the Company's senior secured bank facility with Branch Banking & Trust Corporation (the "Bank") in the amount of $1,496,140 (the "Senior Bank Loan") was in default. The Bank drew on a standby letter of credit posted by Roy and Carl Doumani, as guarantors, in full satisfaction of the Company's obligations to the Bank and assigned the loan documents and collateral to the Doumanis. An investment group headed by Bruce Galloway, DMTR, LLC, a New York limited liability company ("DMTR"), has satisfied all obligations under those loan documents owing to the Doumanis, and DMTR has taken an assignment of the loan documents and the collateral securing that loan. In addition, DMTR has repaid in December all of the Company's Bridge Financings in the aggregate amount of $1,305,000 plus interest thereon and taken an assignment of the loan documents evidencing the Bridge Financings and an assignment of the collateral securing the Bridge Financings.

     Effective January 31, 2001, DMTR and the Company executed loan documents to provide the Company with a line of credit in the maximum amount of $798,860 (the "Line of Credit"). Accordingly, the Company (assuming a draw of the entire Line of Credit) is obligated to DMTR in the aggregate amount of $3,600,000 (comprised of $1,496,140 on the Senior Bank Loan, $1,305,000 on the Bridge Financings and $798,860 on the Line of Credit) (subject to the agreement, described below, to exchange a portion of the Bridge Financings for Common Stock of the Company). The Line of Credit has a term of two years with interest (payable monthly) at the Base Rate of Citibank, N.A. plus 100 basis points and is secured by all assets of the Company, a pledge of the Company's stock in MadeMyWay and the assets of MadeMyWay. To the extent such assets and stock are pledged to secure the Senior Bank Loan and the Bridge Financings, the security for the Line of Credit is subject to such prior security interests. The Company is also obligated to make mandatory prepayments of the principal of the Line of Credit on a monthly basis to the extent the Company has available cash in excess of $200,000. Simultaneously with the closing of the Line of Credit, DMTR agreed to modify the terms of the Senior Bank Loan and the Bridge Financings to conform those terms to the terms of the Line of Credit. Therefore, the Senior Bank Loan and the Bridge Financings mature on January 31, 2003, accrue interest (payable monthly) at the Base Rate of Citibank N.A. plus 100 basis points and are subject to the mandatory prepayment provision set forth in the Line of Credit. As additional consideration for the financings provided by DMTR, the Company issued a Warrant to DMTR to acquire up to 7,000,000 shares of the Common Stock of the Company on a fully diluted basis with an exercise price of $.125 per share, exercisable through January

31, 2007. DMTR has agreed to exchange $700,000 in principal amount of the Bridge Financings for the issuance of 700,000 shares of the Company's Common Stock (with demand registration rights), such number of shares determined on a proposed post reverse stock split basis described below.

     The Company is currently negotiating with the holders of its 10% Subordinated Notes dated December 24, 1998 in the aggregate principal amount of $3,524,000 as of December 31, 2000 (the "10% Notes") and its 12% Senior Subordinated Convertible Secured Notes dated August 2, 1999 in the aggregate principal amount of $2,835,607 as of December 31, 2000 (the "12% Notes") to restructure such indebtedness. In each case, the negotiations have assumed that the Company will amend its Certificate of Incorporation to increase its authorized capital stock and to effect a 1 for 20 reverse stock split. The current Chairman and a director of the Company hold certain of the 10% Notes and 12% Notes and have investment discretion over certain accounts of the other noteholders.

         The Company has reached an agreement in principle with a majority of the holders of the 10% Notes, subject to the execution and delivery of definitive documents, to exchange each $1.00 face amount of the outstanding 10% Notes for $1.5050 face amount of a new series of step-up coupon convertible two-year Notes (the "New Notes"). The following describes the terms of the New Notes if the exchange is completed. The holders of the 10% Notes will waive accrued interest owing since March, 2000 and all other amounts, whether of principal, interest, premium or penalty, owing in respect of the 10% Notes or any instruments delivered in connection with the 10% Notes. The New Notes will not accrue interest until the second year after issuance. Interest will then be paid semi-annually, with the first payment at a rate of 12% per annum and the second payment at a rate of 16% per annum. The holders of the New Notes may convert amounts owing under the New Notes to the Company's Common Stock at a price of up to $3.00 per share. The Company may force conversion to Common Stock of up to twenty percent (20%) of the aggregate principal of the New Notes each quarter if the trading price of the Company's Common Stock averages $3.25 or more (with an average daily trading volume of 30,000 shares) for twenty of thirty trading days during such quarter and the Company may force conversion to Common Stock of up to fifty percent (50%) of the aggregate principal of the New Notes each quarter if the trading price of the Company's Common Stock averages $4.50 or more for twenty of thirty trading days during such quarter.

     The Company may redeem the New Notes for cash at 85% of par up to the six-month anniversary of their issuance, at 90% of par from the six-month anniversary though the first anniversary of their issuance and thereafter at 95% of par through the first interest payment date. The Company will be obligated to redeem 20% of the original principal amount of the New Notes on each of the first anniversary of their issuance and the first interest payment date. Such redemption may be effected by payment of cash or forced conversion into Common Stock if the Company is then permitted so to convert the New Notes.

     The Company is also negotiating with the holders of the 12% Notes and the Company has reached an agreement in principal, subject to the execution and delivery of definitive documents, with such holders to exchange 1.1 shares of the Company's Common Stock for each $1.00 in principal of the outstanding 12% Notes. If the exchange is consummated, the holders of the 12% Notes will waive all amounts owing in respect of the 12% Notes, whether of principal, interest, premium or penalty.

     The Company seeks to effect the exchanges during the first quarter of calendar 2001 on substantially the terms described above. Although the Company has received commitments from a majority of the holders of the 10% Notes and from the holders of the 12% Notes, the closing of the exchanges is subject to the execution and delivery of definitive documents and the amendment of the Company's Certificate of Incorporation to increase the Company's authorized capital and to effect 1 for 20 reverse stock split.

Further any holder may accept or reject the proposed exchange as to his 10% Note or 12% note, as the case may be, and preserve his claims under his Notes regardless of acceptance of the exchange by any number of other holders.

     In September 2000, the Company advanced a total of $26,000 to and on behalf of a related entity, which company is in involuntary bankruptcy proceedings. In November 2000, the Company committed to advance an additional $51,000. The Company intends to acquire certain assets of a related entity upon resolution of the bankruptcy proceedings. A related party whose chairman is also the Company's Chairman is both an investor in and creditor of this related entity.

     Bruce Galloway is the Chairman and Chief Executive Officer of Digital Creative Development Corporation ("DCDC"). In March 2000, DCDC purchased 12% of MadeMyWay for $1,200,000. DCDC invested $450,000 in and loaned $160,000 to a related entity, which company is in involuntary bankruptcy. The total investment and loan was fully reserved by DCDC as of their year-end June 30, 2000 as disclosed in DCDC's 10-K. In November 2000, DCDC advanced $180,000 of $1,305,000 in bridge loans to the Company. Such amount has been repaid to DCDC.

                                     PART IV

                             DATAMETRICS COPORATION
                  10-KSB for fiscal year ended October 29, 2000

(a)                 EXHIBIT LIST and DESCRIPTION OF EXHIBITS
-----------------------------------------------------------------------------

Exhibit No.    Description
-----------    -----------

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

4.2            7% Convertible Debenture Subscription Agreement dated as of July 24, 1998 between the Registrant and the Investors named therein (incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K dated July 24, 1998).

4.3            Form of 7% Convertible Debenture (incorporated by reference to Exhibit 4.2 to the Registrant's Form 8-K dated July 24, 1998).

4.4            Registration Rights Agreement dated as of
               July 24, 1998 between the Registrant and the Investors named therein (incorporated by reference to Exhibit 4.3 to the Registrant's
               Form 8-K dated July 24, 1998).

4.5            Form of 10% Subordinated Note Subscription
               Agreement (incorporated by reference to
               Exhibit 4.4 to the Registrant's Form 8-K dated December 24, 1998.)

4.6            Form of 10% Subordinated Note (incorporated by reference to Exhibit 4.5 to the
               Registrant's Form 8-K dated December 24, 1998).

4.7            Form of Registration Rights Agreement
               (incorporated by reference to Exhibit 4.6 to the Registrant's Form 8-K dated December 24,
               1998).

4.8            Form of Common Stock Subscription Agreement
               (incorporated by reference to Exhibit 4.7 to the Registrant's Form 8-K dated December 24,
               1998).

4.9            Common Stock Purchase Agreement, dated May 7, 1999, by and among the
               Registrant and the Purchasers listed therein(incorporated by reference to
               Exhibit 4.1 to the Registrant's Form 8-K dated May 7, 1999).

4.10           Registration Rights Agreement, dated May 7,
               1999, by and among the Registrant and the Purchasers listed therein (incorporated by reference to Exhibit 4.2 to the Registrant's
               8-K dated May 7, 1999).

4.11           Form of Warrant (incorporated by Reference to Exhibit 4.3 to the Registrant's
               8-K dated May 7, 1999).

4.12           Form of Subscription Agreement between the Company and the subscribers listed  therein  for  12%  Convertible Subordinated Secured Notes Due July
               2000 (incorporated by reference to Exhibit 4.1 to the Registrant's 8-K dated
               August 2, 1999).

4.13           Form of Security  Agreement in connection  with 12% Convertible  Subordinated
               Secured  Notes  Due  2000 (incorporated  by  reference  to Exhibit 4.5 to the
               Registrant's 8-K dated August 2, 1999).

4.14           Form of Registration Rights Agreement in connection with 12% Convertible
               Subordinated Secured Notes Due July 2000 (incorporated  by  reference  to
               Exhibit 4.4 to the Registrant's 8-K dated August 2, 1999).

4.15           Form of 12% Convertible Subordinated Secured
               Note Due July 2000 (incorporated by
               reference to Exhibit 4.2 to the Registrant's
               8-K dated August 2, 1999).

4.16           Form of Warrant issued in connection with 12% Convertible Subordinated Secured
               Notes Due July 2000 (incorporated by reference to Exhibit 4.3 to the
               Registrant's 8-K dated August 2, 1999).

4.17           Warrant issued to Carl K. Doumani  (incorporated by reference to Exhibit 4.1 to the Registrant's 8-K dated September 13, 1999).

4.18           Warrant issued to Roy Doumani (incorporated by reference to Exhibit 4.2 to the
               Registrant's 8-K dated September 13, 1999).

4.19           Form of Warrant issued to finder  (incorporated by reference to Exhibit 4.3 to the Registrant's 8-K dated September 13, 1999).

4.20           Warrant to purchase 7,000,000 shares of common stock issued to DMTR, LLC

4.21           Exchange Offering Statement dated February 8, 2001 in respect of the Company's 12% Subordinated
               Convertible Secured Notes.

4.22           Form of Letter of Acceptance relating to Exchange Offer to holders of the Company's 12% Subordinated
               Convertible Secured Notes.

4.23           Exchange Offering Statement dated February 8, 2001 in respect of the Company's 10% Subordinated Notes.

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

10.11    Form of Secured Promissory Note for loan of $480,000.00 (incorporated by reference to
         Exhibit to 10.5 to the Registrant's Form 8-K filed on August 22, 2000).

10.12    Stock Pledge Agreement dated July 31, 2000 between the Company and Bruce Galloway (incorporated by reference to Exhibit to 10.6 to the Registrant's Form 8-K filed on August 22, 2000).

10.13    Irrevocable Proxy dated July 31, 2000 (incorporated by reference to Exhibit to 10.7 to the
         Registrant's Form 8-K filed on August 22, 2000).

10.14    Form of Secured Promissory Note for the Second Loan of $210,000.00 (incorporated by reference to
         Exhibit to 10.8 to the Registrant's Form 8-K filed on August 22, 2000).

10.15    Security Agreement dated August 18, 2000 between MadeMyWay and Bruce Galloway, as Collateral
         Agent (incorporated by reference to Exhibit to 10.9 to the Registrant's Form 8-K filed on
         August 22, 2000).

10.16    Pledge Agreement dated August 18, 2000 between the Company and Bruce Galloway, as Collateral
         Agent (incorporated by reference to Exhibit to 10.10 to the Registrant's Form 8-K filed on
         August 22, 2000).

10.17    Irrevocable Proxy dated August 18, 2000 (incorporated by reference to Exhibit to 10.11 to the
         Registrant's Form 8-K filed on August 22, 2000).

10.18    Assignment of Life Insurance as Collateral (incorporated by reference to Exhibit to 10.12 to the Registrant's Form 8-K filed on August 22, 2000).

10.19    Loan Agreement dated January 31, 2001 between the Company and DMTR, LLC.

10.20    Secured Promissory Note dated January 31, 2001 issued by the Company to DMTR, LLC.

10.21    Modification and Amendment Agreement dated January 31, 2001 between the Company and DMTR, LLC.

10.22    Modification and Amendment Agreement dated January 31, 2001 between the Company and DMTR, LLC

10.23    Exchange Agreement dated as of January 31, 2001 between the Company and DMTR, LLC.

10.24    Registration Rights Agreement dated as of January 31, 2001 between the Company and DMTR, LLC

10.25    Security Agreement dated January 31, 2001 between the Company and DMTR, LLC.

10.26    Security Agreement dated January 31, 2001 between the MadeMyWay.Com, Inc. and DMTR, LLC.

10.27    Pledge Agreement dated January 31, 2001 between the Company and DMTR, LLC.

10.24    Form of Letter of Acceptance relating to Exchange Offer to holders of the Company's 10% Subordinated
         Notes.

16.1 Letter of Ernst & Young LLP dated November 7, 1997 regarding its comments to the statements made by Registrant in Item 4 of Registrant's
         Form 8-K filed with the Securities and Exchange Commission on

(b) Reports on Form 8-K

1.       Form 8-K filed on August 10, 2000. Item 5. Other Events. Douglas S.
         Friedenberg resigned as director.

2.       Form 8-K filed on August 22, 2000. Item 5. Other Events. Daniel P.
         Ginns resigned as Chairman and Chief Executive Officer of Datametrics and as Director and Officer of MadeMyWay. Mr. Vincent Cahill appointed by Datametrics as Chief Executive Officer. John O'Leary resigned as
         Director. Mr. Galloway and affiliates provide a loan of $480,000 secured by shares of MadeMyWay. Bruce Galloway, Gary Herman, Douglas
         Friedenberg and Michael Planit appointed to Board.

3. Form 8-K filed on September 7, 2000. Item 5. Other Events. Cal Leone has been elected to the Board of Directors which is now comprised of six directors.

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

99.2     Amended and Restated 1993 Stock Option Plan of Datametrics Corporation
         (incorporated by reference to Exhibit 28.2 to Registrant's Form 10-K for the year ended October 31, 1993).

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

99.9 Press Release (incorporated by reference to Exhibit 99.1 to Registrant's Form 8-K filed on August 18, 2000).

99.10 Press Release (incorporated by reference to Exhibit 99.2 to Registrant's From 8-K filed on August 18, 2000).

EXHIBIT 21.1

Subsidiaries of Small Business Issuer
-------------------------------------

MadeMyWay.Com, Inc, was organized as a Delaware corporation on January 21, 2000. It is majority-owned by the Small Business Issuer and does business under the name "MadeMyWay.Com"(TM)

     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Orlando, State of Florida, on the 13th day of February, 2001.

                                                 DATAMETRICS CORPORATION

                                                 /s/ Vincent J. Cahill
                                                 -----------------------
                                                 Vincent J. Cahill
                                                 Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



Name                           Title                         Date
------------                   -----------                   -----------



/s/ Vincent J. Cahill          Chief Executive Officer       February 13, 2001
----------------------
    Vincent J. Cahill

/s/ Larry B. Silverman         Controller                    February 13, 2001
----------------------
    Larry B. Silverman

/s/ Bruce R. Galloway          Chairman of the Board         February 13, 2001
----------------------
    Bruce R. Galloway

/s/ Gary L. Herman             Secretary, Director           February 13, 2001
----------------------
    Gary L. Herman

/s/ Douglas S. Friedenberg     Director                      February 13, 2001
----------------------
    Douglas S. Friedenberg

/s/ Cal Leone                  Director                      February 13, 2001
----------------------
    Cal Leone

/s/ Michael R. Planit          Director                      February 13, 2001
----------------------
    Michael R. Planit

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                   Form 10-KSB

                                                                        Page

Consolidated Financial Statements

Report of Independent Certified Public Accountants...................... F-2

Consolidated Balance Sheet as of October 29, 2000....................... F-3

Consolidated Statements of Operations for the

fiscal years ended October 29, 2000 and October 31, 1999................ F-4

Consolidated Statements of Stockholders' Equity for the

fiscal years ended October 29, 2000 and October 31, 1999................ F-5

Consolidated Statements of Cash Flows for the

fiscal years ended October 29, 2000 and October 31, 1999................ F-6-7

Notes to the Consolidated Financial Statements.......................... F-8-24

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders
Datametrics Corporation

     We have audited the accompanying consolidated balance sheet of Datametrics Corporation and Subsidiaries as of October 29, 2000, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years ended October 29, 2000 and October 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Datametrics Corporation and Subsidiaries at October 29, 2000, and the results of their operations and their cash flows for the years ended October 29, 2000 and October 31, 1999 in conformity with generally accepted accounting principles.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company continues to experience significant losses from operations and, at October 29, 2000, has a working capital deficiency and a stockholders' deficit. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are described in Notes 2 and 10. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.


                                                     /s/ BDO SEIDMAN, LLP



New York, New York
January 16, 2001

(except as to Notes 8 and 10
which are as of February 13, 2001)

                    DATAMETRICS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                October 29, 2000
                      (In thousands, except for share data)

ASSETS
Current assets:
    Cash                                                                                 $28
    Accounts receivable, net of allowance for doubtful accounts of $50 (Note 1)           73
    Inventories, net  (Notes 1 and 4)                                                  2,199
    Prepaid expenses and other current assets                                            327
                                                                                      ------
      Total current assets                                                             2,627
Property and equipment, at cost: (Note 1)
    Land (Note 8)                                                                        420
    Building and improvements (Note 8)                                                 1,042
    Machinery and equipment                                                            2,780
    Furniture, fixtures and computer equipment                                         2,715
                                                                                      ------
                                                                                       6,957
    Less: Accumulated depreciation                                                    (4,947)
                                                                                      ------
      Net property and equipment                                                       2,010
    Inventories, net (Notes 1 and 4)                                                   2,272
    Other assets (Note 9)                                                                931
                                                                                      ------
                                                                                      $7,840
                                                                                      ======
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
    Current maturities of long-term debt (Notes 8 and 10)
    Note payable (Notes 7 and 10)                                                     $7,407
    Accounts payable                                                                   1,496
                                                                                         663
    Accrued expenses                                                                     999
                                                                                      ------
      Total current liabilities                                                       10,565
    Long-term debt, less current maturities (Notes 8 and 10)                             899
    Loan payable (Notes 9 and 10)                                                        877
                                                                                      ------
    Total liabilities                                                                 12,341
                                                                                      ------
Commitments and contingencies (Notes 11 and 13)
Stockholders' deficit: (Notes 8 and 12)
      Preferred stock, $.01 par value; 5,000,000 shares
         authorized, none issued                                                           -
      Common stock, $.01 par value; 40,000,000 shares
         authorized; 20,012,227 shares issued and outstanding                            200
      Additional paid-in capital                                                      43,972
      Accumulated deficit                                                            (48,673)
                                                                                     -------
         Total stockholders' deficit                                                  (4,501)
                                                                                     -------
                                                                                     $ 7,840
                                                                                     =======

See accompanying notes to consolidated financial statements.

                    DATAMETRICS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                   Fiscal Years Ended
                                                                   -----------------------------------
                                                                   October 29,             October 31,
                                                                   2000                    1999
                                                                   ----------------        -----------
                                                                   (in thousands, except per share data)

Sales (Note 1)                                                        $2,844                 $ 8,560
                                                                  ----------             -----------
Cost of sales:
   Purchases, manufacturing and overhead                               4,863                   5,092
   Write-down of inventory (Note 4)                                    1,450                   2,000
   Inventory shrinkage (Note 4)                                            -                   1,013
                                                                       6,313                   8,105
                                                                  ----------              ----------
Gross (loss) profit                                                   (3,469)                    455
Selling, general and administrative expenses                          (2,699)                 (4,689)
Lease settlement expense (Note 13(b))                                      -                   1,225)
                                                                  ----------              ----------

Loss from operations                                                  (6,168)                 (5,459)
Interest expense (Note 12(b))                                         (1,747)                 (1,259)
                                                                  ----------              ----------

Loss before minority interest                                         (7,915)                 (6,718)
Minority interest                                                         18                       -
                                                                  ----------              ----------

         Net loss                                                   $(7,897)                $ (6,718)
                                                                  ==========              ==========

Loss per share of common stock:
         Basic and diluted                                          $ (0.41)                $ (0.38)
                                                                  ==========              ==========

Weighted average number of common shares outstanding:
         Basic and diluted                                           19,157                  17,773
                                                                  ==========              ==========


See accompanying notes to consolidated financial statements.

                    DATAMETRICS CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                      (in thousands, except for share data)


                                            Common Stock
                                            ------------              Additional                   Total
                                            Number of                 Paid-in      Accumulated     Stockholders'
                                            Shares         Amount     Capital      Deficit         Deficit
                                            -----------    --------   -----------  ------------    -------------
Balances at October 25, 1998                 15,563,505       $156      $37,910        $(34,058)          $4,008
Issuance of common stock and
    warrants, net of issuance costs           3,283,722         32        3,172               -            3,204
Issuance of common stock relating to
    legal settlement                            150,000          2          373               -              375
Warrants issued in connection with 10%
    Subordinated Notes                                -          -          599               -              599
Warrants issued in connection with 10%
    bridge notes                                      -          -           35               -               35
Warrants issued in connection with 12%
    Convertible Notes                                 -          -          294               -              294
Warrants issued in connection with
    financing from  Branch Banking &
    Trust Company line of credit                      -          -          320               -              320
Net loss                                              -          -            -          (6,718)          (6,718)
                                             -----------   --------  ------------  ------------    -------------
Balances at October 31, 1999                 18,997,227        190       42,703         (40,776)           2,117
Sale of equity interest in subsidiary
    (Note 5)                                          -          -        1,182               -            1,182
Issuance of common stock and warrants,
    net of issuance costs (Note 12)           1,015,000         10           87               -               97
                                                      -          -            -          (7,897)          (7,897)
Net loss                                    ----------- ----------   ----------      ----------     ------------
                                             20,012,227       $200      $43,972        $(48,673)         $(4,501)
Balances at October 29, 2000                =========== ==========   ==========      ==========     ============


See accompanying notes to consolidated financial statements.

                    DATAMETRICS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  Fiscal Years Ended
                                                                              ---------------------------
                                                                          October 29,                October 31,
                                                                             2000                    1999
                                                                         -------------               -----------
                                                                                    (in thousands)
Cash Flows from Operating Activities:
      Net loss                                                                  $(7,897)                $(6,718)
      Adjustments to reconcile net loss to net cash used in operating activities:
           Depreciation                                                              328                     419
           Write down and shrinkage of inventory                                   1,450                   3,013
           Non-cash interest and financing costs                                   1,087                     416
           Non-cash charges related to settlement of litigation                        -                     375
           Other non-cash charges                                                     31                       -
           Minority interest in net loss of subsidiary                              (18)                       -

Changes in assets and liabilities:
      Accounts receivable                                                          2,318                   (412)
      Inventories                                                                     21                 (1,615)
      Prepaid expenses and other current assets                                      634                   (423)
      Other assets                                                                 (493)                    (61)
      Accounts payable                                                             (276)                    (94)
                                                                                     596                    (70)
      Accrued expenses                                                       -----------             -----------
                                                                                 (2,219)                 (5,170)
           Net cash used in operating activities                              ----------             -----------

Cash Flows from Investing Activities:
      Capital expenditures for property and equipment                              (362)                    (88)
                                                                                   1,200                       -
      Proceeds from sale of equity in subsidiary                              ----------              ----------
                                                                                     838                    (88)
           Net cash provided by (used in) investing activities               -----------              ----------



                                                        (CONTINUED ON NEXT PAGE)


                    DATAMETRICS CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                                                 Fiscal Years Ended
                                                                             ---------------------------
                                                                           October 29,       October 31,
                                                                               2000             1999
                                                                          -------------      -----------
                                                                                   (in thousands)
Cash Flows from Financing Activities:
      Borrowings on revolving line of credit                                           46                 1,877
      Payments on revolving line of credit                                              -                (2,095)
      Borrowings on long-term debt                                                      -                 3,150
      Payments on long-term debt                                                      (22)               (1,022)
      Borrowings on loan payable                                                       77                    54
      Proceeds from bridge notes                                                    1,105                     -
      Proceeds from the issuance of common stock                                       66                 3,203
          and warrants                                                         ----------            ----------
                                                                                    1,272                 5,167
              Net cash provided by financing activities                        ----------            ----------

Net (decrease) increase in cash
Cash at the beginning of the period                                                  (109)                  (91)
Cash at the end of the period                                                         137                   228
                                                                               ----------            ----------
                                                                                    $  28                 $ 137
                                                                               ==========            ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Interest paid, net                                                            $ 539                 $ 776
      Income taxes paid                                                                 -                     3
      Non-cash transactions:
      Conversion of accrued interest to 12% Subordinated
        Convertible Secured Notes Due 2000                                            305                     -


See accompanying notes to consolidated financial statements.

                    DATAMETRICS CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

     Datametrics Corporation, a Delaware corporation, is engaged primarily in the design, development, manufacture and sale of high-speed, non-impact printers; high-resolution, non-impact printer/plotters; and ruggedized computers and computer workstations.

BASIS OF PRESENTATION AND CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of Datametrics Corporation and its wholly- and majority-owned subsidiaries (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. The Company's fiscal year end is the last Sunday of each October.

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

     Approximately 47% and 54% of the Company's sales during fiscal years 2000 and 1999, respectively, were to various U.S. government agencies under prime contracts or to prime contractors having sales to such agencies. Export sales to foreign customers amounted to $664,000 or 23% of total sales in fiscal year 2000. Export sales to foreign customers amounted to $3,151,000 ($3,069,000 to Canada) or 37% of total sales in fiscal year 1999. The Company's three largest customers accounted for 25%, 23% and 18% of the Company's sales for the fiscal year ended October 29, 2000. Its three largest customers accounted for 36%, 22% and 11% of the Company's sales for the fiscal year ended October 31, 1999. Accounts receivable from these customers represented 58% of accounts receivables at October 29, 2000.

                    DATAMETRICS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

INVENTORIES

     Inventories, which primarily include purchased parts and subassemblies, are stated at the lower of cost (first-in, first-out) or market. Contract inventory costs include purchased materials, direct labor and manufacturing overhead. The portion of inventories not expected to be sold within one year are classified as noncurrent assets.

PROPERTY AND EQUIPMENT

     Depreciation of property and equipment are provided using the straight-line method over the following estimated useful lives:

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

LOSS PER SHARE

     Basic loss per share includes no dilution and is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options and warrants. The effect of common stock equivalents has been excluded from the diluted calculation since the effect would be antidilutive.

                    DATAMETRICS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

RECLASSIFICATIONS

     Certain reclassifications were made to 1999 balances to conform with 2000 presentation.

RECENT ACCOUNTING STANDARDS

     In November 1999, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to recognize all derivative contracts at their fair values, as either assets or liabilities on the balance sheet. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedged derivative with the recognition of (1) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, or (2) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

     Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. The adoption of this new standard is not expected to have an effect on the Financial Statements.

                    DATAMETRICS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

         In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin #101, "Revenue Recognition in Financial Statements." The Company's management has determined that the application of Staff Accounting Bulletin #101 will not have a material impact on the Company's consolidated financial statements.

         In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 of Accounting Principles Board Opinion No. 25, "Accounting for Certain Transactions Involving Stock Compensation," which, among other things, addressed accounting consequences of a modification that reduces the exercise price of a fixed stock option award (otherwise known as repricing). The adoption of this interpretation in fiscal 2000 did not impact the Company's consolidated financial statements.

NOTE 2.  GOING CONCERN

         The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has continued to incur significant losses from operations resulting primarily from a decline in the Company's military business and has a working capital deficiency and stockholders' deficit as of October 29, 2000. These matters raise substantial doubt about its ability to continue as a going concern.

         The Company is planning to take steps necessary to enable the Company to continue as a going concern. As discussed in Note 3, the Company has implemented cost cutting measures including significant employee reductions and has decided to continue in the military business.

         The Company has also separately incorporated MadeMyWay.com, Inc.(TM) ("MadeMyWay"), an Internet-based company which uses the Company's printer technology to manufacture apparel, textile and specialty items. Although the Company believes that MadeMyWay will be successful given the Company's superior printer technology, variety of offerings and quick fulfillment time, there can be no assurances that this company will be successful or profitable. The Company is also seeking additional financing to assist the Company with its launch of MadeMyWay and for general working capital purposes. There can be no assurance that the Company will be successful in these efforts.

         The Company's continuation as a going concern is dependent on its ability to successfully implement its cost cutting measures, increase revenues from its military and industrial printer businesses and the newly formed MadeMyWay and raise additional financing (See Note 10). The accompanying financial statements do not include any adjustments that may result from the Company's inability to continue as a going concern.

                     DATAMETRICS ORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3.   CONTINUATION OF THE MILITARY BUSINESS

         In January 2000, the Company's Board of Directors approved the sale of the Company's military business. The Company was seeking to sell the entire inventory, customer lists and manufacturing drawings and specifications related to this line of business. The Company's intention was to redirect its efforts exclusively to the manufacturing and marketing of the Condor and Harrier high speed thermal transfer printers and the management and operation of its internet-based MadeMyWay. In connection with this pending sale, the Company incurred a write down of its military inventory of approximately $2 million. Since the sale of the military business was anticipated to occur within the next year, all military inventories were classified as a current asset. In January 2000, the Company also terminated approximately 30 employees. Severance was insignificant and there were no other exit costs related to the planned disposition of the military business.

         In August 2000, the Company underwent significant management changes including the resignation of its Chief Executive Officer (and termination of his employment agreement) and the formation of a new Board of Directors. The new management team, in assessing the Company's business and future prospects, has decided that it will not sell the military business and will continue to service those customers. The Company will also continue to focus on the Condor(TM) and Harrier(TM) printers and MadeMyWay. As a result of this decision, management assessed the impact of the attempted sale of the military business for the past several months. Management also determined that the previous method used to account for military inventory (i.e., recognizing inventory to be sold over five years as a long-term asset) would no longer be appropriate given the events of the past several months and current state of the military business. Military inventory projected to be sold within three years has been recognized as an asset, and all other military inventory has been reserved for and in many cases disposed of. At October 29, 2000, military inventory was approximately $1.7 million after provision for reserves for obsolescence.

NOTE 4.  INVENTORIES

         Inventories consist of the following:

                                                                 2000
                                                                 ----
(In thousands)
Inventories of parts and sub-assemblies....................... $10,314
Work in process...............................................     258
Finished goods................................................     849
                                                               ---------
                                                                11,421

 Less inventories classified as non-current asset.............. (2,272)
 Less reserve for obsolescence................................. (6,950)

                                                               ---------
                                                                $2,199
                                                               =========

                     DATAMETRICS ORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

         Fiscal 1999 inventory levels based on sales and usage were substantially below the closing fiscal 1999 inventory balances. Such unanticipated differential was attributed to shrinkage in the approximate amount of $1,013,000 which may have been the result of theft, deterioration, loss, disposal, clerical error and other factors in one or more periods. This amount was written off in the fourth quarter of fiscal 1999. The Company has not determined which of such factors, or to which extent each of such factors, contributed to the total amount of shrinkage.

NOTE 5.  SALE AND PLEDGE OF COMMON STOCK

         In the current fiscal year, the Company formed an internet subsidiary, MadeMyWay (see Note 14). In March 2000, the Company sold 600,000 shares of Common Stock in MadeMyWay to an outside investor, whose chairman is also the Company's Chairman, for approximately $1.2 million. The sale reduced the Company's ownership interest in MadeMyWay from 100% to 88%. Two years after closing the investor has the right to convert its common shares of MadeMyWay into preferred shares of Datametrics Corporation under certain circumstances as defined in the Stock Purchase Agreement. The proceeds from the sale have been used for working capital purposes and marketing MadeMyWay. In July and August 2000, the Company pledged its remaining shares of Common Stock in MadeMyWay to an outside investor group to secure certain bridge loans to the Company in the aggregate amount as of October 29, 2000 of $1,105,000 (see Note 8).

NOTE 6.  INCOME TAXES

The primary components of the Company's net deferred income tax assets are as follows:

                                                                  2000
                                                                  ----
                                                             (In thousands)
Net operating loss carryforwards............................. $  17,013
General business credit carryforwards........................       372
Other non-deductible accruals and allowances.................     2,312
                                                               ---------
  Total deferred income tax assets  ........................     19,967
Valuation allowance for deferred income tax assets...........   (19,697)
                                                               ---------
Net deferred income tax assets............................... $       -
                                                               =========

                    DATAMETRICS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

         Net operating loss carryforwards of approximately $43 million for federal income tax purposes will expire at various times between 2010 and 2019.

The provision for income taxes is composed of the following:

                                                          2000     1999
                                                          ----     ----
                                                          (In thousands)

Current:
  Federal                                               $    -    $    -
  State                                                      -         -
Deferred:
  Federal                                               (2,081)   (2,026)
  State                                                   (367)     (357)
Increase in valuation allowance                          2,448     2,383
                                                         ------   ------

                                                        $     -  $     -
                                                         ======   ======



         Based upon management's judgment and the continued losses incurred by the Company, the valuation allowance represents 100% of the Company's net deferred income tax assets. The following is a reconciliation of the difference between the actual provision for income taxes and the provision computed by applying the federal statutory tax rate on loss before income taxes:

                                                           2000            1999
                                                           ----            ----
                                                               (In thousands)

Federal income tax benefit computed
  at statutory rate.....                                $(2,148)        $(2,284)
State income tax benefit,
  net of federal benefits...............                   (379)           (335)
Change in valuation allowance.................            2,448           2,383
Other, net.....................................              79             236
                                                        -------         -------
                                                        $     -         $     -
                                                        =======         =======

NOTE 7.  NOTE PAYABLE

         In September 1999, the Company entered into a $1,500,000 revolving line of credit ("Senior Bank Loan") with Branch Banking and Trust Company ("Branch Bank"). The line of credit expired in August 2000 and was called by Branch Bank at which time guarantors of the Senior Bank Loan were required to pay the outstanding principal balance of $1,496,140, which amount remained unpaid and in default as of October 29, 2000. As discussed in Note 10, all obligations pursuant to this note were satisfied by a related party.

                    DATAMETRICS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8.  LONG-TERM DEBT

Long-term debt consists of the following:                              2000
                                                                       ----
                                                                  (In thousands)

Mortgage SouthTrust Bank(a) .................................        $  924
Subordinated Notes (b).......................................         3,524
Subordinated Convertible Notes(c)............................         2,753
Bridge Notes (d).............................................         1,305
Less current maturities of long-term debt....................        (7,407)
                                                                     -------
                                                                     $  899
                                                                     =======

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

                  Maturities of the mortgage loan debt at October 29, 2000 are as follows:

         2001...........................................................................$ 25
         2002...........................................................................  26
         2003...........................................................................  29
         2004...........................................................................  32
         2005...........................................................................  35
         Thereafter..................................................................... 777
                                                                                        -----
                  Total Maturities...................................................... 924

                  Less: Current maturities of long term debt                              25
                                                                                       -----
                                                                                        $899
                                                                                       =====

                    DATAMETRICS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(b) In December 1998, the Company closed a private placement of approximately $3.45 million of 10% Subordinated Notes due in December 2000 (the "10% Notes") and $1.55 million in shares of the Company's common stock. The 10% Notes, which are unsecured and callable under certain conditions, provide for the Company to issue 5-year warrants exercisable into the Company's common stock at a price of $1.50 per share. As part of the offering, investors holding $1.75 million of the Company's Convertible Debentures issued earlier in the year exchanged their holdings for the new 10% Notes. In addition, holders of $500,000 of the Company's Senior Subordinated Debentures also exchanged their Debentures for the new 10% Notes. The net proceeds of approximately $2.75 million from the sale of 10% Notes and common stock were used for debt retirement and working capital purposes.

     As discussed in Note 10, the Company is presently negotiating with the Noteholders to exchange the 10% Notes for other debt securities in full settlement of all defaults associated with the 10% Notes.

(c) In August 1999, the Company closed a private placement of approximately $2.3 million of 12% Notes due in August 2000 (the "12% Notes"). The 12% Notes, which are callable under certain conditions, provide for the Company to issue 5-year warrants exercisable into the Company's common stock at a price of $1.10 per share. As part of the offering, investors holding $150,000 of the Company's Bridge Notes issued earlier in the year and holder of $600,000 of the Company's Senior Subordinated Debentures exchanged their holdings for the new 12% Notes. The net proceeds of approximately $1.55 million from the sale of 12% Notes were used for working capital purposes.

     Quarterly interest (aggregating approximately $453,000) on the 12% Notes has been paid in-kind by the issuance of additional 12% Notes. As discussed in Note 10, the Company is presently negotiating with the Noteholders to exchange the 12% Notes for other securities in full settlement of all defaults associated with the 12% Notes.

                    DATAMETRICS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(d) During August to October 2000, the Company's Chairman and six associated investors provided bridge loan financing (the "Bridge Financing") to the Company in the aggregate amount of $1,105,000 as of October 29, 2000. The series of bridge loans were generally secured by shares of MadeMyWay common stock and by the assets of MadeMyWay, the pledge of such shares and an assignment of the Company's life insurance policy on a former Chief Executive Officer. The entire loan amount of $1,105,000 remains outstanding as of October 29, 2000. As discussed in Note 10, the Bridge Financing was satisfied by a related party.

NOTE 9.  LOAN PAYABLE

         During 2000, the Company borrowed $77,000 against the cash surrender value of its key-man life insurance policy. At October 29, 2000, the balance owed, which approximates the cash surrender value included in other assets, was $877,000 at 7.6% per annum.

NOTE 10. RELATED PARTY TRANSACTIONS AND SUBSEQUENT EVENTS

         In September 2000, the Company advanced a total of $26,000 to and on behalf of a related entity, which company is in involuntary bankruptcy proceedings. In November 2000, the Company committed to advance an additional $51,000. The Company intends to acquire certain assets of this related entity upon resolution of the bankruptcy proceedings. A related party whose chairman is also the Company's Chairman is both an investor in and creditor of this related entity.

         In November 2000, the Company received additional Bridge Financing of $200,000.

         In December 2000, an investment group headed by the Company's chairman, and including the six associated investors who advanced bridge loans to the Company, formed DMTR, LLC, a New York limited liability company, ("DMTR"). DMTR has satisfied the $1,496,140 due to the guarantors of the Senior Bank Loan (see note 7) and has taken an assignment of the loan documents and the collateral securing that loan. In addition, DMTR has repaid in December all of the Company's Bridge Financings in the aggregate amount of $1,305,000 plus interest thereon and taken an assignment of the loan documents evidencing the Bridge Financings and an assignment of the collateral securing the Bridge Financings.

                    DATAMETRICS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                  Effective January 31, 2001, DMTR and the Company executed loan documents to provide the Company with a line of credit in the maximum amount of $798,860 (the "Line of Credit"). Accordingly, the Company (assuming a draw of the entire Line of Credit) is obligated to DMTR in the aggregate amount of $3,600,000 (comprised of $1,496,140 on the Senior Bank Loan, $1,305,000 on the Bridge Financings and $798,860 on the Line of Credit) (subject to the agreement, described below, to exchange a portion of the Bridge Financings for Common Stock of the Company). The Line of Credit has a term of two years with interest (payable monthly) at the Base Rate of Citibank, N.A. plus 100 basis points and is secured by all assets of the Company, a pledge of the Company's stock in MadeMyWay and the assets of MadeMyWay. To the extent such assets and stock are pledged to secure the Senior Bank Loan and the Bridge Financings, the security for the Line of Credit is subject to such prior security interests. The Company is also obligated to make mandatory prepayments of the principal of the Line of Credit on a monthly basis to the extent the Company has available cash in excess of $200,000. Simultaneously with the closing of the Line of Credit, DMTR agreed to modify the terms of the Senior Bank Loan and the Bridge Financings to conform those terms to the terms of the Line of Credit. Therefore, the Senior Bank Loan and the Bridge Financings mature on January 31, 2003, accrue interest (payable monthly) at the Base Rate of Citibank N.A. plus 100 basis points and are subject to the mandatory prepayment provision set forth in the Line of Credit. As additional consideration for the financings provided by DMTR, the Company issued a Warrant to DMTR to acquire up to 7,000,000 shares of the Common Stock of the Company on a fully diluted basis with an exercise price of $.125 per share, exercisable through January 31, 2007. DMTR has exchanged $700,000 in principal amount of the Bridge Financings for the issuance of 700,000 shares of the Company's Common Stock (with demand registration rights), such number of shares determined on a proposed post reverse stock split basis described below.

         The Company is currently negotiating with the holders of its 10% Subordinated Notes dated December 24, 1998 in the aggregate principal amount of $3,524,000 as of December 31, 2000 (the "10% Notes") and its 12% Senior Subordinated Convertible Secured Notes dated August 2, 1999 in the aggregate principal amount of $2,835,607 as of December 31, 2000 (the "12% Notes") to restructure such indebtedness. In each case, the negotiations have assumed that the Company will amend its Certificate of Incorporation to increase its authorized capital stock and to effect a 1 for 20 reverse stock split. The current Chairman and a director of the Company hold certain of the 10% Notes and 12% Notes and have investment discretion over certain accounts of the other noteholders.

                    DATAMETRICS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

         The Company has reached an agreement in principle with a majority of the holders of the 10% Notes, subject to the execution and delivery of definitive documents, to exchange each $1.00 face amount of the outstanding 10% Notes for $1.5050 face amount of a new series of step-up coupon convertible two-year Notes (the "New Notes"). The following describes the terms of the New Notes if the exchange is completed. The holders of the 10% Notes will waive accrued interest owing since March, 2000 and all other amounts, whether of principal, interest, premium or penalty, owing in respect of the 10% Notes or any instruments delivered in connection with the 10% Notes. The New Notes will not accrue interest until the second year after issuance. Interest will then be paid semi-annually, with the first payment at a rate of 12% per annum and the second payment at a rate of 16% per annum. The holders of the New Notes may convert amounts owing under the New Notes to the Company's Common Stock at a price of up to $3.00 per share. The Company may force conversion to Common Stock of up to twenty percent (20%) of the aggregate principal of the New Notes each quarter if the trading price of the Company's Common Stock averages $3.25 or more (with an average daily trading volume of 30,000 shares) for twenty of thirty trading days during such quarter and the Company may force conversion to Common Stock of up to fifty percent (50%) of the aggregate principal of the New Notes each quarter if the trading price of the Company's Common Stock averages $4.50 or more for twenty of thirty trading days during such quarter.

         The Company may redeem the New Notes for cash at 85% of par up to the six-month anniversary of their issuance, at 90% of par from the six-month anniversary though the first anniversary of their issuance and thereafter at 95% of par through the first interest payment date. The Company will be obligated to redeem 20% of the original principal amount of the New Notes on each of the first anniversary of their issuance and the first interest payment date. Such redemption may be effected by payment of cash or forced conversion into Common Stock if the Company is then permitted so to convert the New Notes.

         The Company is also negotiating with the holders of the 12% Notes and the Company has reached an agreement in principal, subject to the execution and delivery of definitive documents, with such holders to exchange 1.1 shares of the Company's Common Stock for each $1.00 in principal of the outstanding 12% Notes. If the exchange is consummated, the holders of the 12% Notes will waive all amounts owing in respect of the 12% Notes, whether of principal, interest, premium or penalty.


         The Company seeks to effect the exchanges during the first quarter of calendar 2001 on substantially the terms described above. Although the Company has received commitments from a majority of the holders of the 10% Notes (87% received as of February 13, 2001) and a majority of the holders of the 12% Notes (74% received as of February 13, 2001), the closing of the exchanges is subject to the execution and delivery of definitive documents and the amendment of the Company's Certificate of Incorporation to increase the Company's authorized capital and to effect a 1 for 20 reverse stock split. Further any holder may accept or reject the proposed exchange as to his 10% Note or 12% note, as the case may be, and preserve his claims under his Notes regardless of acceptance of the exchange by any number of other holders. The Company is actively soliciting, and anticipates successfully obtaining, the consents of stockholders for the amendment and reverse stock split described above. In the unlikely event that stockholder approval is not obtained for the amendment and stock split noted above, the 10% and 12% Noteholders would retain their rights under the original Notes, whether of principal, interest, premium or significant penalty. This would have a material adverse effect on the financial position of the Company.

                    DATAMETRICS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

         In January 2001, the Company received net cash proceeds of approximately $1,043,000 after deducting $877,000 loan payable (see Note 9) from its key-man life insurance policy on a former Chief Executive Officer.

NOTE 11.    LEASES

         The Company currently leases its facilities and various equipment under operating leases that expire through 2003. Minimum future rental commitments under noncancelable operating leases are as follows:

2001............................................................. $211
2002.............................................................  162
2003.............................................................   52

                                                                  -----
                                                                  $425

     Rental expenses charged to operations were $315,000, and $320,000 for the fiscal years 2000 and 1999, respectively.

NOTE 12.   STOCK OPTION PLANS AND WARRANTS

(a)   STOCK OPTIONS

         The Company has several stock option plans which provide for the granting of options to employees or directors at prices and terms as determined by the Board of Directors. Such options vest over a period of one to four years. All options issued by the Company to date have exercise prices which were equal to the market value of the Company's common stock at the date of grant.

                    DATAMETRICS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

         The following table sets forth summarized information concerning the Company's stock options:

                                                             Number of         Exercise Price
                                                              Shares               Range
                                                            ----------           ----------
                                                                   (In thousands)
Options outstanding for
   Shares of common stock at
   October 25, 1998..........................                     241         $1.2500-7.8750
   Granted...................................                       -                      -
   Canceled or expired.......................                    (50)         $1.2500-2.8750
   Exercised..................................                      -                      -
                                                             --------         --------------
Options outstanding for
   Shares of common stock at
   October 31, 1999..........................                     191         $1.2500-7.8750
   Granted...................................                     750         $0.6200-1.0000
   Canceled or expired.......................                    (155)        $1.2500-7.8750
   Exercised.................................                       -                      -
                                                             --------         --------------
Options outstanding for shares of                                786          $0.6200-1.8150
    common stock at October 29, 2000                         ========         ==============
Shares reserved for issuance at
   October 29, 2000.........................                784
                                                        -------



Weighted average option exercise price information was as follows:

                                                           2000                     1999
                                                          ------                   ------
Outstanding at beginning of year.............                  $1.990                  $1.90
  Granted during the year....................                    $.75                      -
  Exercised during the year..................                       -                      -
  Canceled, terminated and expired...........                  $2.255                  $1.58
  Exercisable at year end.....................                  $1.26                  $2.19


                    DATAMETRICS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

         Significant option groups outstanding at October 29, 2000 and related weighted average price and life information were as follows:

                                           Weighted
                                           Average              Weighted                                 Weighted
                                           Remaining            Average         Number                   Average
Exercise Price     Number Outstanding      Contractual          Exercise        Exercisable              Exercise
Range              (In thousands)          Life                 Price           (In thousands)           Price
---------          ----------              ----------           ---------       ----------               --------
$1.5000            5                       .42                  $1.5000         5                        $1.5000
$1.8150            31                      1.51                 $1.8150         19                       $1.8150
$0.0062            500                     4.00                 $0.6200         125                      $0.0062
$0.1000            250                     4.00                 $0.1000         63                       $0.1000
                   ----------                                                   ---------
-                  786                     3.88                 $1.2600         212                      $1.7743
                   ==========                                                   =========

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

         FASB Statement 123, "Accounting for Stock-Based Compensation," requires that the company provide pro forma information regarding net loss and loss per share as if the compensation cost for the Company's stock option plan had been determined in accordance with the fair value method prescribed in such statement. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in fiscal 2000: dividend yield of 0%; expected volatility of 45.8%; average risk-free interest rate of 5.95%; expected life of 5 years; and a discount due to marketability and dilution of 0%.

         Under the accounting provisions of FASB Statement 123, the Company's net loss and loss per share would have been adjusted to the pro forma amounts indicated below:

                      (in thousands, except per share data)
                                         2000                      1999
                                      ---------                 ----------
Net loss
  As reported                           $7,897                    $6,718
  Pro forma                             $7,912                    $6,718
Net loss
(basic and diluted)
  As reported                          $(0.41)                   $(0.38)
  Pro forma                            $(0.41)                   $(0.38)


(b)  WARRANTS

         There are 200,000 shares of common stock reserved for issuance upon exercise of warrants sold for $0.001 per warrant to the underwriters of the Company's June 21, 1995 offering of common stock. The warrants are exercisable for a period of five years beginning June 21, 1996 and have a per-share exercise price equal to $9.60 (120% of the initial public offering price of $8.00). There were 616,679 shares of common stock reserved for issuance upon exercise of warrants issued in conjunction with the Company's November 25, 1996 Senior Subordinated Debt Offering. The warrants are exercisable for a period of five years beginning November 25, 1996 and have a per-share exercise price of $1.50. There were 337,000 warrants outstanding at October 29, 2000. There are 200,000 shares of common stock reserved for issuance upon exercise of warrants issued in conjunction with a commitment to raise up to $3,000,000 in capital for the Company. The warrants are exercisable for a period of five years beginning February 5, 1997 and have a per-share exercise price of $2.00. There are 500,000 shares of common stock reserved for issuance upon exercise of warrants issued to a former officer of the Company. The warrants are exercisable for a period of five years beginning November 13, 1996 and have a per-share exercise price of $ 2.00.

                    DATAMETRICS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

         During fiscal 1999, the Company issued approximately 7.2 million warrants, of which 6.7 million were still outstanding at October 29, 2000, in connection with various debt and stock placements. The weighted average exercise price was $1.10 and the weighted average warrant life was five years. The fair value of the warrants were determined using the Black-Scholes option pricing model. The weighted average assumptions were as follows: volatility of 45.8%, risk free rate of 5.63% and an expected life of one year. The fair value of the warrants issued in connection with debt was treated as original issue discount ("OID"), are included in prepaid expenses and other assets and are being amortized over the life of the related debt. For the years ended October 29, 2000 and October 31, 1999, approximately $782,000 and $416,000 was charged to interest expense relating to the amortization of OID.

         In August 2000, the Company agreed to pay $100,000 and issue 500,000 shares of the Company's Common Stock to its former chief executive officer (valued at $31,000 and accounted for as severance pay in fiscal 2000) in exchange for 1.6 million warrants held by him in connection with the termination of his employment agreement.

         In September 2000, an investor of the Company's Common Stock exercised 500,000 warrants at an exercise price of $.1324. In November 2000, that investor exercised their remaining 500,000 warrants at an exercise price of $.1323.

         As of October 29, 2000, the Company had an aggregate of approximately
8.6 million warrants outstanding.

NOTE 13.    COMMITMENTS AND CONTINGENCIES

(a)  EMPLOYMENT AGREEMENTS

         The Company has employment agreements with its Chief Executive Officer and Chief Operations Officer which expire in August and September of 2003 respectively. Such agreements provide for annual base salaries which may be increased at any time at the discretion of the Company. The aggregate commitment for future salaries at October 29, 2000, excluding bonuses, was approximately $833,000. These agreements also provide for severance pay benefits upon termination of the employee's employment with the Company.

(b)  LEGAL PROCEEDINGS

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

                    DATAMETRICS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

On September 28, 1998, a California trial court upheld the enforceability of the Former Officers' Severance Agreements and the Former Officers' requested entry of a judgment in the approximate amount of $1,200,000 plus interest and costs. The Company has appealed the judgment and in September 1999, the California Court of Appeal reversed the judgment in favor of the Former Officers and awarded the Company its costs on appeal. In addition, the California Supreme Court denied the Former Officers' petition for review of the appellate decision. In July 2000, pursuant to a Mutual Release and Settlement Agreement, the Former Officers agreed to pay $150,000 to the Company in settlement of all claims.

In April 1998, the owner of the premises the Company formerly leased in Woodland Hills, California, sued the Company for the balance of all rent due through the end of the then existing lease agreement plus damages. In March 1999, the Company entered into a Mutual Release and Settlement Agreement wherein the Company paid a total of $850,000 in cash and issued 150,000 shares of Common Stock to the owner. The Company has agreed to register the shares of Common Stock, and under certain circumstances, the Company will issue additional shares of Common Stock to the extent that the market price of its Common Stock falls below certain levels. Since the minimum amount guaranteed of $375,000 in common stock by the Company exceeded the market value of the common stock issued by the Company, the Common Stock has been valued at $2.50 per share. Under the terms of the Agreement, the additional shares required to be issued is approximately 2.7 million shares, which shares have not been issued as of October 29, 2000.

                    DATAMETRICS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14. SEGMENT DATA

         The Company has two reportable segments: printer and internet. The printer segment designs, develops and sells both military and industrial printers. The internet segment consists of a subsidiary incorporated in the current fiscal year, MadeMyWay, engaged in the fulfillment of customized and personalized products primarily for the business-to-businss e-commerce market. The reportable segments are strategic business units that offer different products and services. Results for the two reportable segments are as follows:

For the twelve months ended
October 29, 2000                                                    PRINTER            INTERNET            TOTAL
-----------------                                                   --------           --------            ------
Sales                                                                   $2,844                $-            $2,844
                                                                       -------            ------           -------
Purchases, manufacturing and overhead                                    4,652               211             4,863
Write down of inventory                                                  1,450                 -             1,450
                                                                      --------           -------           -------
Cost of Sales                                                            6,102               211             6,313
                                                                      --------           -------           -------
Gross loss                                                             (3,258)             (211)           (3,469)
Selling, general and administrative                                    (2,444)             (255)           (2,699)
                                                                      --------           -------           -------
Loss from operations                                                   (5,702)             (466)           (6,168)
Interest expense                                                       (1,747)                 -           (1,747)
                                                                      --------           -------           -------
Loss before minority interest                                         ($7,449)            ($466)          ($7,915)
                                                                      ========           =======           =======

MadeMyWay has no recorded assets at October 29, 2000.

                                  EXHIBIT LIST
                                  ------------


Exhibits
--------
10.11      Loan Agreement dated January 31, 2001 between the Company and DMTR, LLC.

10.12      Secured Promissory Note dated January 31, 2001 issued by the Company to DMTR, LLC.

10.13      Modification and Amendment Agreement dated January 31, 2001 between the Company and
           DMTR, LLC.

10.14      Modification and Amendment Agreement dated January 31, 2001 between the Company and DMTR, LLC

10.15      Exchange Agreement dated as of January 31, 2001 between the Company and DMTR, LLC.

10.16      Registration Rights Agreement dated as of January 31, 2001 between the Company and DMTR, LLC

10.17      Security Agreement dated January 31, 2001 between the Company and DMTR, LLC.

10.18      Security Agreement dated January 31, 2001 between the MadeMyWay.Com, Inc. and DMTR, LLC.

10.19      Pledge Agreement dated January 31, 2001 between the Company and DMTR, LLC.

10.20      Warrant to purchase 7,000,000 shares of common stock issued to DMTR, LLC

10.21      Exchange Offering Statement dated February 8, 2001 in respect of the Company's 12%
           Subordinated Convertible Secured Notes.

10.22      Form of Letter of Acceptance relating to Exchange Offer to holders of the Company's 12%
           Subordinated Notes.

10.23      Exchange Offering Statement dated February 8, 2001 in respect of the Company's 10%
           Subordinated Notes.

10.24      Form of Letter of Acceptance relating to Exchange Offer to holders of the Company's 10%
           Subordinated Notes.