Form 10QSB
period 2001-01-28
DATAMETRICS CORP
filed 2001-03-14
CIK 27082

   ===========================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 28, 2001

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from _____ to _________

Commission File Number 1-8690


                             DATAMETRICS CORPORATION
 -----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                       95-3545701
----------------------------                       ------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                      Identification Number)


       1717 Diplomacy Row
       Orlando, Florida                                    32809
-------------------------------------             -------------------------
(Address of principal executive offices)                (Zip Code)


                                 (407) 251-4577
     -----------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing
requirements for the past 90 days. Yes x   No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 Par Value -      20,512,227      shares as of 3/12/01
                               --------------------

   ===========================================================================

                    DATAMETRICS CORPORATION AND SUBSIDIARIES

                              INDEX TO FORM 10-QSB




PART I - FINANCIAL INFORMATION


         Item 1. Financial Statements (unaudited):

                  Consolidated Balance Sheet as of January 28, 2001 Consolidated Statements of Operations for the
                   Three Months Ended January 28, 2001
                  Consolidated Statements of Cash Flows for the
                   Three Months Ended January 28, 2001
                  Notes to Consolidated Financial Statements

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II - OTHER INFORMATION

                  Item 1. Legal Proceedings
                  Item 2. Changes in securities and uses of funds.
                  Item 3. Defaults upon Senior Securities
                  Item 4. Submission of matters to a vote of security holders
                  Item 5. Other Information
                  Item 6. Exhibits and Reports on Form 8-K

                  Signatures

                    DATAMETRICS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                       (in thousands except
                                                                          for share data)
                                                                          January 28, 2001
                                                                       ---------------------
ASSETS
Current assets:
    Cash                                                                     $    147
    Accounts receivable, net of allowance                                         529
      for doubtful accounts of $50
    Inventories, net                                                            2,333
    Prepaid expenses and other current assets                                     253
                                                                             --------
        Total current assets                                                    3,262

Property and equipment, at cost:
    Land                                                                          420
    Building and improvements                                                   1,042
    Machinery and equipment                                                     2,554
    Furniture, fixtures and computer equipment                                  2,733
                                                                             --------
                                                                                6,749
    Less: Accumulated depreciation                                             (4,796)
                                                                             --------
        Net property and equipment                                              1,953

Inventories, net                                                                2,100
Other assets                                                                       18
                                                                             --------
                                                                             $  7,333
                                                                             ========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
    Current maturities of long-term debt                                     $  6,387
    Accounts payable                                                              689
    Accrued expenses                                                            1,051
                                                                             --------
        Total current liabilities                                               8,127

Long-term debt, less current maturities                                           891
Note payable                                                                    2,890
                                                                             --------
        Total liabilities                                                      11,908
                                                                             --------

Stockholders' deficit:
        Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued Common stock, $.01 par value; 40,000,000 shares authorized;
            20,512,227 shares issued and outstanding                              205
        Additional paid-in capital                                             44,033
        Accumulated deficit                                                   (48,813)
                                                                             --------
            Total stockholders' deficit                                        (4,575)
                                                                             --------
                                                                             $  7,333
                                                                             ========


See accompanying notes to consolidated financial statements.

                    DATAMETRICS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                         Three Months Ended
                                                       January 28,   January 30,
                                                          2001          2000
                                                       -----------   ----------
                                                (in thousands, except per share data)
Sales                                                   $    858    $  1,131

Cost of sales:
     Purchases, manufacturing and overhead                 1,181       1,391
                                                        --------    ---------

Gross loss                                                  (323)       (260)
Selling, general and administrative expenses                 553         641
                                                        --------    ---------
Loss from operations                                        (876)       (901)

Other income (expense):
     Life insurance net proceeds                           1,046        --
     Interest expense, net                                  (310)       (451)
                                                        --------    ---------
                                                             736        (451)
                                                        --------    ---------

Net loss                                                $   (140)   $ (1,352)
                                                        ========    =========
Loss per share of common stock:
  Basic and diluted                                     $   (.01)   $   (.07)
                                                        ========    =========
Weighted average number of common shares outstanding:
  Basic and diluted                                       20,435      18,997
                                                        ========    =========



See accompanying notes to consolidated financial statements.

                    DATAMETRICS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                  Three Months Ended
                                                               January 28,   January 30,
                                                                 2001          2000
                                                               -----------   -----------
                                                                  (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                       $  (140)       $(1,352)
Adjustments to reconcile net loss to net cash
provided by operating activities:
    Depreciation                                                    75             90
    Non-cash interest and financing costs                           85            231

Changes in assets and liabilities:
    Accounts receivable                                           (456)         1,631
    Inventory                                                       38            (87)
    Prepaid expenses and other current assets                       74           (259)
    Other assets                                                   913            281
    Accounts payable                                                26            (97)
    Accrued expenses                                                52             65
                                                               -------        -------
            Net cash provided by operating activities              667            503
                                                               -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures for property and equipment               (18)           (56)
                                                               -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on loan payable                                     (877)          --
     Borrowings on long-term debt                                  289           --
     Payments on long-term debt                                     (8)            (5)
     Borrowings on revolving line of credit                       --              500
     Payments on revolving line of credit                         --             (500)
     Proceeds from the issuance of common stock and warrants        66           --
                                                               -------        -------
            Net cash used in financing activities                 (530)            (5)
                                                               -------        -------

Net increase in cash                                               119            442
Cash at the beginning of the period                                 28            137
                                                               -------        -------
Cash at the end of the period                                  $   147        $   579
                                                               =======        =======


Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
     Interest paid, net                                        $   111        $   150
                                                               =======        =======

Non-cash transaction:
     Conversion of accrued interest to 12% Subordinated
         Convertible Secured Notes Due 2000                    $    85        $  --
                                                               =======        =======


See accompanying notes to consolidated financial statements.

                    DATAMETRICS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                January 28, 2001
                                   (Unaudited)


1. CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated financial statements include the accounts of Datametrics Corporation and its wholly- and majority-owned subsidiaries (collectively, the "Company"). The information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to present a fair statement of the results of operations for the interim periods. Results of a particular quarter or quarter-to-quarter comparisons of recorded sales and profits may not be indicative of future operating results, including results for the fiscal year ending October 28, 2001.

     The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission for the requirements of the Quarterly Report on Form 10-QSB. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the statements and notes thereto included in the Company's latest Annual Report on Form 10-KSB for the fiscal year ended October 29, 2000 as filed with the Securities and Exchange Commission.

     The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As discussed in the independent certified public accountants report on the October 29, 2000 consolidated financial statements, recurring losses from operations and operating cash constraints raise doubt about the Company's ability to continue as a going concern. The Company is in default of its $2.8 million subordinated convertible secured notes (the "12% Notes") and $3.5 million subordinated notes (the "10% Notes"), and is currently negotiating with the holders of the 10% Notes and 12% Notes to exchange other securities of the Company for such Notes and to waive such defaults as well as interest and other penalties (see Note 4). The Company's senior credit facility of $1.5 million has been assigned to a new lender, and the Company and such lender have modified the terms of such facility and the Lender has waived pre-existing defaults thereunder (see Note 4).

     The consolidated financial statements do not include adjustments relating to the recoverability and classification of recorded asset amounts, or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis and raise additional financing. There can be no assurances that the Company will be successful in these efforts.

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

        Inventories as of January 28, 2001 consist of the following:
                  (in thousands)

                  Inventories of parts and sub-assemblies         $10,198
                  Work in process                                     389
                  Finished Goods                                      796
                                                                  -------
                                                                   11,383

                           Less non current inventories            (2,100)
                           Less reserve for obsolescence           (6,950)
                                                                  -------
                                                                  $ 2,333
                                                                  =======

3. OTHER EVENTS

     In January 2001, the Company recorded approximately $1,046,000 as Other Income in connection with net proceeds from its key-man life insurance policy on a former Chief Executive Officer.

4. SUBSEQUENT EVENTS

     Note payable

     In December 2000, an investment group headed by the Company's chairman, and including the six associated investors who advanced bridge loans ("Bridge Financings") to the Company during fiscal 2000, formed DMTR, LLC, a New York limited liability company ("DMTR"). DMTR has satisfied the $1,496,140 due to the guarantors of the Company's Senior Bank Facility ("Senior Bank Loan") and has taken an assignment of the loan documents and the collateral securing that loan. In addition, DMTR has repaid in December all of the Company's Bridge Financings in the aggregate amount of $1,305,000 plus interest thereon and taken an assignment of the loan documents evidencing the Bridge Financings and an assignment of the collateral securing the Bridge Financings.

     Effective January 31, 2001, DMTR and the Company executed loan documents to provide the Company with a line of credit in the maximum amount of $798,860 (the "Line of Credit"). Accordingly, the Company (assuming a draw of the entire Line of Credit) is obligated to DMTR in the aggregate amount of $3,600,000 (comprised of $1,496,140 on the Senior Bank Loan, $1,305,000 on the Bridge Financings and $798,860 on the Line of Credit and subject to the agreement, described below, to exchange a portion of the Bridge Financings for Common Stock of the Company). The Line of Credit has a term of two years with interest (payable monthly) at the Base Rate of Citibank, N.A. plus 100 basis points and is secured by all assets of the Company, a pledge of the Company's stock in MadeMyWay.com, Inc. ("MadeMyWay") and the assets of MadeMyWay. To the extent such assets and stock are pledged to secure the Senior Bank Loan and the Bridge Financings, the security for the Line of Credit is subject to such prior security interests. The Company is also obligated to make mandatory prepayments of the principal of the Line of Credit on a monthly basis to the extent the Company has available cash in excess of $200,000. Simultaneously with the closing of the Line of Credit, DMTR and the Company modified the terms of the Senior Bank Loan and the Bridge Financings to conform those terms to the terms of the Line of Credit. Therefore, the Senior Bank Loan and the Bridge Financings mature on January 31, 2003, accrue interest (payable monthly) at the Base Rate of Citibank N.A. plus 100 basis points and are subject to the mandatory prepayment provision set forth in the Line of Credit. As additional consideration for the financings provided by DMTR, the Company issued a Warrant to DMTR to acquire up to 7,000,000 shares of the Common Stock of the Company on a fully diluted basis with an exercise price of $.125 per share, exercisable through January 31, 2007. Further, DMTR will exchange $700,000 in principal amount of the Bridge Financings for the issuance of 700,000 shares of the Company's Common Stock (with demand registration rights), such number of shares determined on the basis of and giving effect to a proposed reverse stock split described below.

     Long-term debt

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

     The Company has reached an agreement in principle with a majority of the holders of the 10% Notes, subject to the execution and delivery of definitive documents, to exchange each $1.00 face amount of the outstanding 10% Notes for $1.5050 face amount of a new series of step-up coupon convertible two-year Notes (the "New Notes"). The following describes the terms of the New Notes if the exchange is completed. The holders of the 10% Notes will waive accrued interest owing since March 2000 and all other amounts, whether of principal, interest, premium or penalty, owing in respect of the 10% Notes or any instruments delivered in connection with the 10% Notes. The New Notes will not accrue interest until the second year after issuance. Interest will then be paid semi-annually, with the first payment at a rate of 12% per annum and the second payment at a rate of 16% per annum. The holders of the New Notes may convert amounts owing under the New Notes to the Company's Common Stock at a price of up to $3.00 per share. The Company may force conversion to Common Stock of up to twenty percent (20%) of the aggregate principal of the New Notes each quarter if the trading price of the Company's Common Stock averages $3.25 or more (with an average daily trading volume of 30,000 shares) for twenty of thirty trading days during such quarter and the Company may force conversion to Common Stock of up to fifty percent (50%) of the aggregate principal of the New Notes each quarter if the trading price of the Company's Common Stock averages $4.50 or more for twenty of thirty trading days during such quarter.

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

     The Company is also negotiating with the holders of the 12% Notes and the Company has reached an agreement in principle, subject to the execution and delivery of definitive documents, with a majority of such holders to exchange
1.1 shares of the Company's Common Stock for each $1.00 in principal of the outstanding 12% Notes. If the exchange is consummated, the holders of the 12% Notes will waive accrued interest owing since January 2001 and all other amounts whether of principal, interest, premium or penalty, owing in respect of the 12% Notes or any instruments delivered in connection with the 12% Notes.

     The Company seeks to effect the exchanges during the first half of calendar 2001 on substantially the terms described above. Although the Company has received commitments from a majority of the holders of the 10% Notes (94% received as of March 12, 2001) and a majority of the holders of the 12% Notes (89% received as of March 12, 2001), the closing of the exchanges is subject to the execution and delivery of definitive documents and the amendment of the Company's Certificate of Incorporation to increase the Company's authorized capital and to effect a 1 for 20 reverse stock split. Further any holder may accept or reject the proposed exchange as to his 10% Note or 12% note, as the case may be, and preserve his claims under his Notes regardless of acceptance of the exchange by any number of other holders. The Company expects to obtain the consents of the required number of stockholders under Delaware law for the amendment and reverse stock split described above and such consents shall be effective twenty (20) days after proper notice of the actions covered by such consents has been delivered to all nonconsenting stockholders. In the unlikely event that stockholder approval is not obtained for the amendment and stock split noted above, the 10% and 12% Noteholders would retain their rights under the original Notes, whether of principal, interest, premium or significant penalty. This would have a material adverse effect on the financial position of the Company.

5. SEGMENT DATA

     The Company has two reportable segments: printer and internet. The printer segment designs, develops and sells both military and industrial printers. The internet segment, which had no operations in the first quarter of fiscal 2000, consists of a subsidiary engaged in the fulfillment of customized and personalized products primarily for the business-to-business e-commerce market. The reportable segments are strategic business units that offer different products and services. Results for the two reportable segments are as follows:

                                             For the three months ended
                                                 January 28, 2001
                                                  (in thousands)
                                      -----------------------------------------
                                      PRINTER       INTERNET         TOTAL
                                      -------        -------        -------
Sales                                 $   858        $  --          $   858

Cost of sales                           1,166             15          1,181
                                      -------        -------        -------
Gross loss                               (308)           (15)          (323)

Selling, general and administration       483             70            553
                                      -------        -------        -------
Loss from operations                     (791)           (85)          (876)

Other income (expense):
  Life insurance  net proceeds          1,046           --            1,046
  Interest expense, net                  (310)          --             (310)
                                      -------        -------        -------

Net Loss                              $   (55)       $   (85)       $  (140)
                                      =======        =======        =======


The internet segment has no recorded assets at January 28, 2001.


6. COMMITMENTS AND CONTINGENCIES

     In connection with a Mutual Release and Settlement Agreement between the Company and the owner of premises formerly leased in California, the Company is required to issue an additional approximate 2.7 million shares of Common Stock in accordance with the terms of the agreement, which shares have not been issued.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS
               THREE MONTH PERIOD ENDED JANUARY 28, 2001 COMPARED
                  TO THREE MONTH PERIOD ENDED JANUARY 30, 2000


     Sales for the three month period ended January 28, 2001 were $858,000, a decrease of $273,000 or 24%, compared with sales of $1,131,000 in the same period in the prior fiscal year. The decrease in sales for the first quarter ended January 28, 2001 is attributable primarily to lower Military sales due to re-entry into the Military business during the current quarter offset by an increase in Industrial sales.

     Cost of sales for the first quarter of fiscal 2001 was $1,181,00 (138% of sales), a decrease of $210,000 or 15%, compared with $1,391,000 (123% of sales) for the same period in the prior fiscal year. Cost of sales decreased due to reduced sales offset by the Company functioning at a lower capacity than for the same period in the prior fiscal year.

     Selling, general and administrative ("SG&A") expenses for the three month period ended January 28, 2001 were $553,000 (64% of sales), a decrease of $88,000 or 14%, compared with $641,000 (57% of sales) for the same period in the prior fiscal year. The decrease is due to lower administrative and support staff expenses throughout the Company.

     Net interest expense amounted to $310,000 for the three month period ended January 28, 2001 compared with interest expense of $451,000 for the same period in the prior year. The decrease of $141,000 is due to reduced original issue discount related to the Company's issuance of warrants in fiscal 1999.

     The net loss for the three month period ended January 28, 2001 amounted to $140,000, a decrease of $1,212,000, compared with a net loss of $1,352,000 for the same period in the prior year. The decrease in loss was primarily attributable to net proceeds of $1,046,000 from its key-man life insurance policy on a former Chief Executive Officer received in January 2001.

     Management has determined that, based on the Company's historical losses from recurring operations, the Company will not recognize its net deferred tax assets at January 28, 2001. Ultimate recognition of these tax assets is dependent, to some extent, on future revenue levels and margins. It is the intention of management to assess the appropriate level for the valuation allowance each quarter.

     The contract process in which products are offered for sale is generally set before costs are incurred, and prices are based on estimates of the costs, which include the anticipated impact of inflation.

     The Company's backlog of funded orders not yet recognized as revenue at January 28, 2001 was approximately $1,466,000. All of the backlog is expected to be delivered during the next twelve months.

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

     The Company has substantial debt due for repayment during fiscal 2001, 2002 and 2003, which debt cannot be repaid from cash or other proceeds from operations. As a result, significant additional equity or other capital are required to meet its debt obligations and satisfy operating expenses in the short and long term. The Company expects that such debt can be repaid in whole or in part only from the proceeds of additional financings of its business or that of its subsidiaries, the sale of some or all of its interests in MadeMyWay or other subsidiaries, or from the proceeds of sale of its common stock, directly or through the conversion of outstanding warrants or other rights to purchase common stock. The Company is having ongoing discussions with investors about equity and/or debt financing. While the Company has received preliminary indications of interest from investors, as of the date of this filing, the Company has no agreements for additional financing. There can be no assurance that the Company will be successful in obtaining such additional equity financing or debt or, if agreed to, that the financing will be completed. If the financing is completed, the Company would initially use the funds for working capital purposes. A portion of the existing obligations may also be extended, refinanced or converted to equity.

                  FORWARD LOOKING STATEMENTS-CAUTIONARY FACTORS

     Except for the historical information and statements contained in this report, the matters set forth in this report are "forward looking statements" that involve uncertainties and risks, some of which are discussed at appropriate points in this report and the Company's other SEC filings, including special risks and the availability of funding for the Company's on-going operations.

                                OTHER INFORMATION

1. LEGAL PROCEEDINGS.

     The Company is, from time to time, the subject of legal litigation, claims and assessments arising out of matters occurring during the normal operation of the Company's business. In the opinion of management, the liability, if any, under such current litigation, claims and assessments would not materially affect the financial position or the results of operations of the Company, except as disclosed herein.

     In connection with a Mutual Release and Settlement Agreement between the Company and the owner of premises formerly leased in California, the Company is required to issue an additional approximate 2.7 million shares of Common Stock in accordance with the terms of the agreement, which shares have not been issued.

2. CHANGES IN SECURITIES AND USES OF PROCEEDS.


3. DEFAULTS UPON SENIOR SECURITIES.

     The Company has failed to repay when due amounts owing under its 12% Subordinated Convertible Secured Notes and 10% Subordinated Notes. The Company is currently negotiating an exchange of such 12% Notes and 10% Notes for other securities of the Company and a simultaneous waiver of all amounts owing under the 12% Notes and the 10% Notes.


4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. None.


5. OTHER INFORMATION. None.


6. EXHIBITS AND REPORTS ON FORM 8-K. None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-QSB to be signed on its behalf by its duly authorized representatives.


                                                 DATAMETRICS CORPORATION

                                                 /s/ Vincent J. Cahill
                                                 -----------------------
                                                     Vincent J. Cahill
                                                     Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name                                        Title                                 Date
------------                                -----------                           -----------
/s/ Vincent J. Cahill                       Chief Executive Officer               March __, 2001
----------------------
    Vincent J. Cahill

/s/ Larry B. Silverman                      Controller                            March __, 2001
----------------------
     Larry B. Silverman

/s/ Bruce R. Galloway                       Chairman of the Board                 March __, 2001
----------------------
     Bruce R. Galloway

/s/ Gary L. Herman                          Secretary, Director                   March __, 2001
----------------------
     Gary L. Herman

/s/ Douglas S. Friedenberg                  Director                              March __, 2001
----------------------
     Douglas S. Friedenberg