Form 10QSB
period 2001-04-29
DATAMETRICS CORP
filed 2001-07-30
CIK 27082

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
            Act of 1934 for the quarterly period ended April 29, 2001

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
         Act of 1934 for the Transition Period from ________ to _________

                          Commission File Number 1-8690

                             Datametrics Corporation
          ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                           95-3545701
           --------                                           ----------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                         Identification Number)

             1717 Diplomacy Row
              Orlando, Florida                                     32809
             ------------------                                     -----
   (Address of principal executive offices)                     (Zip Code)

                                 (407) 251-4577
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 Par Value - 20,512,227 shares as of 7/23/01

================================================================================


                                     1 of 13

                    DATAMETRICS CORPORATION AND SUBSIDIARIES
                              Index to Form 10-QSB

                                                                        Page No.
                                                                        --------
Part I - Financial Information
      Item 1. Financial Statements (unaudited):

            Consolidated Balance Sheet as of April 29, 2001 .............   3
            Consolidated  Statements of Operations  for the Three and
              Six Months Ended April 29, 2001 and April 30, 2000 ........   4
            Consolidated Statements of Cash Flows for the Six
              Months  Ended  April 29,  2001 and April 30, 2000 .........   5
            Notes to Consolidated Financial Statements ..................   6

      Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations .....................   9

Part II - Other Information
      Item 1. Legal Proceedings .........................................  12
      Item 2. Changes in securities and uses of funds. ..................  12
      Item 3. Defaults upon Senior Securities ...........................  12
      Item 4. Submission of matters to a vote of security holders .......  12
      Item 5. Other Information .........................................  12
      Item 6. Exhibits and Reports on Form 8-K ..........................  12

Signatures ..............................................................  13


                                     2 of 13

                    DATAMETRICS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                      (in thousands, except per share data)

                                                                      April 29,
                                                                        2001
                                                                      ---------

                                     ASSETS
Current assets:
        Cash and cash equivalents                                   $        39
Accounts receivable, net of allowance for doubtful
  accounts of $50                                                           389
        Inventories, net                                                  1,871
        Prepaid expenses and other current assets                            17
                                                                    -----------

             Total current assets                                         2,316
                                                                    -----------
Property and equipment, at cost:
        Land                                                                420
        Building and improvements                                         1,042
        Machinery and equipment                                           2,554
        Furniture, fixtures and computer equipment                        2,501
        Leasehold improvements                                                0
                                                                    -----------
                                                                          6,517

Less: Accumulated depreciation and amortization                          (4,535)
                                                                    -----------

             Net property and equipment                                   1,882
        Non-Current Inventories, net                                      1,700
        Other assets                                                         25
                                                                    -----------
                                                                    $     5,923
                                                                    ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
        Revolving line of credit                                    $         0
        Current maturities of long-term debt                              6,385
        Accounts payable                                                    881
        Other accrued expenses                                            1,466
                                                                    -----------
             Total current liabilities                                    8,707
                                                                    -----------
        Long-term debt, less current maturities                             888
        Loan payable                                                      3,351
        Debt-Senior Secured                                                 225
                                                                    -----------
             Total liabilities                                           13,196
Minority interest                                                            --
Stockholders' equity
        Preferred stock, $.01 par value; 5,000,000                           --
          shares authorized, none issued
        Common stock, $.01 par value; 40,000,000 shares
          authorized 20,512,227 shares issued and outstanding               205
        Additional paid-in capital                                       44,033
        Accumulated deficit                                             (51,511)
                                                                    -----------
             Total stockholders' equity                                  (7,273)
                                                                    -----------
                                                                    $     5,923
                                                                    ===========

          See accompanying notes to consolidated financial statements.


                                     3 of 13

                    DATAMETRICS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                    (Unaudited)                      (Unaudited)
                                                                Three months ended                Six months ended
                                                           April 29,          April 30,        April 29,       April 30,
                                                             2001               2000            2001             2000
                                                           ----------------------------        -------------------------
                                                                         (in thousands, except per share data)
Sales                                                       $    772         $  1,188         $  1,630         $  2,319

      Cost of sales                                              200            1,491            1,381            2,882
      Selling, general and administrative                       2042              542            2,595            1,183
      Write-down of inventory                                    950              950
                                                            --------         --------         --------         --------
Income (loss) from operations                                 (2,420)            (845)          (3,296)          (1,746)
Life insurance proceeds                                                                          1,046
Interest expense, net                                           (278)            (461)            (588)            (912)
                                                            --------         --------         --------         --------
Income (loss) before minority interest                        (2,698)          (1,306)          (2,838)          (2,658)

Minority interest                                                                  18                                18
                                                            --------         --------         --------         --------
      Net income (loss)                                     $ (2,698)        $ (1,288)        $ (2,838)        $ (2,640)
                                                            ========         ========         ========         ========
Loss per share of common stock:
      Basic and diluted                                     $  (0.13)        $  (0.07)        $  (0.14)        $  (0.14)
                                                            ========         ========         ========         ========
Weighted average number of shares outstanding:
      Basic and diluted                                       20,435           18,997           20,435           18,997
                                                            ========         ========         ========         ========

          See accompanying notes to consolidated financial statements.


                                     4 of 13

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                                               SIX MONTHS ENDED
                                                                                           APRIL 29,      APRIL 30,
                                                                                              2001           2000
                                                                                           ---------      ---------
Cash Flows from Operating Activities:
      Net loss                                                                              $(2,838)     $(2,640)
      Adjustments to reconcile net loss to net cash used in operating activities:
           Depreciation and amortization                                                        151          180
           Non-cash interest and financing costs                                                 85          456
           Minority interest                                                                                 (18)

      Changes in assets and liabilities:
           Accounts receivable                                                                 (344)       1,163
           Inventory                                                                           (222)         241
           Prepaid expenses and other current assets                                           (332)        (283)
           Other assets                                                                         (84)         179
           Accounts payable                                                                      47          (45)
           Accrued expenses                                                                   1,840           61
                                                                                            -------      -------
                Net cash used in operating activities                                        (1,697)        (706)

Cash Flows from Investing Activities:
      Capital expenditures for property and equipment                                            22         (333)
      Proceeds from sale of equity in subsidiary                                                  0        1,200
                                                                                            -------      -------
                Net cash provided by (used in) investing activities                              22          867

Cash Flows from Financing Activities:
      Borrowings on revolving line of credit                                                     --          545
      Payments on revolving line of credit                                                       --         (500)
      Payments on capitalized lease obligations                                                  --           --
      Borrowings on long-term debt                                                           (1,032)          --
      Payments on long-term debt                                                              2,474          (11)
      Borrowings on loan payable                                                                225
      Proceeds from bridge notes                                                                 --
      Proceeds from short term loans                                                             --
      Proceeds from the issuance of common stock and warrants                                    --
                                                                                            -------      -------
                Net cash provided by financing activities                                     1,667           34
                                                                                            -------      -------
      Net increase in cash and cash equivalents                                                 (08)         195

      Cash and cash equivalents at the beginning of the period                                   47          137
                                                                                            -------      -------
      Cash and cash equivalents at the end of the period                                    $    39      $   332
                                                                                            =======      =======
      Supplemental Disclosures of Cash Flow Information:
           Interest paid, net                                                               $            $   289
      Non-cash transactions:
           Exchange of 7% Convertible Debentures for 10% Senior Subordinates Notes
                 Due 2000                                                                   $    --      $    --
           Exchange of Senior Subordinated Debentures for 10% Senior Subordinates
                Notes Due 2000                                                              $    --      $    --
           Conversion of accrued interest to 12% Subordinated Convertible Secured Notes
                Due 2000                                                                    $    --      $   248

          See accompanying notes to consolidated financial statements.


                                     5 of 13

                             DATAMETRICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 April 29, 2001
                                   (Unaudited)

1. The consolidated financial statements include the accounts of Datametrics Corporation and its wholly-and majority-owned subsidiaries (collectively, the "Company").

      The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission for the requirements of the Quarterly Report on Form 10-QSB. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the statements and notes thereto included in the Company's latest Annual Report on Form 10-K for the fiscal year ended October 29, 2000 as filed with the Securities and Exchange Commission.

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

2. INVENTORIES Stockroom inventories consist primarily of materials used by the Company for existing and anticipated contracts and materials and finished assemblies which are held to satisfy spare parts requirements of the Company's customers. Those parts not expected to be sold within one year are classified as a non-current asset. The Company does not amortize its non-current inventory, but the Company evaluates all inventory for obsolescence on a periodic basis and records estimated reserves. Inventories as of April 29, 2001 consist of the following:

         Inventories of parts and sub-assemblies              $  10,681
         Work in process                                            389
         Finished Goods                                             401
                                                              ---------
                                                              $  11,471

                  Current inventories                             1,871
                  Total Current Inventories                   $   1,871

                  Non current inventories                         9,600
                  Less reserve for obsolescence                  (7,900)
                  Total Non-Current Inventories               $   1,700
                                                              ----------
                                                              $   3,571
                                                              ==========

3. OTHER  EVENTS

      A plan was proposed by management to reduce the number of non-vital employees in or around the June time period. No specific number of employees is indicated, but it is planned to be substantial.


                                     6 of 13

4. DEBT STRUCTURE

      Note Payable

In December 2000, an investment group headed by the Company's chairman, And including the six associated investors who advanced bridge loans )("Bridge
Financings") to the Company during 2000, formed DMTR, LLC, a New York limited liability company ("DMTR"). DMTR has satisfied the $1,496,140 due to the guarantors of the Company's Senior Bank Facility ("Senior Bank Loan") and has taken an assignment of the loan documents and the collateral securing that loan. In addition, DMTR has repaid in December all of the Company's Bridge Financings in the aggregate amount of $1,305,000 plus interest thereon and taken an assignment of the loan documents evidencing the Bridge Financings and an assignment of the collateral securing the Bridge Financings.

Effective January 31, 2001, DMTR and the Company executed loan documents to provide the Company with a line of credit in the maximum amount of $798,860 (the "Line of Credit"). Accordingly, the Company (assuming a draw of the entire Line of Credit) is obligated to DMTR in the aggregate amount of $3,600,000 (comprised of $1,496,140 on the Senior Bank Loan, $1,305,000 on the Bridge Financings and $798,860 on the Line of Credit and subject to the agreement, described below, to exchange a portion of the Bridge Financings for Common Stock of the Company). The Line of Credit has a term of two years with interest (payable monthly) at the Base Rate of Citibank, N.A. plus 100 basis points and is secured by all assets of the Company, a pledge of the Company's stock in MadeMyWay.com, Inc. ("MadeMyWay") and the assets of MadeMyWay. To the extent such assets and stock are pledged to secure the Senior Bank Loan and the Bridge Financings, the security for the Line of Credit is subject to such prior security interests. The Company is also obligated to make mandatory prepayments of the principal of the Line of Credit on a monthly basis to the extent the Company has available cash in excess of $200,000 Simultaneously with the closing of the Line of Credit, DMTR and the Company modified the terms of the Senior Bank Loan and the Bridge Financings to conform those terms to the terms of the Line of Credit. Therefore, the Senior Bank Loan and the Bridge Financings mature on January 31, 2003, accrue interest (payable monthly) at the Base Rate of Citibank N.A. plus 100 basis points and are subject to the mandatory prepayment provision set forth in the Line of Credit. As additional consideration for the financings provided by DMTR, the Company issued a Warrant to DMTR to acquire up to 7,000,000 shares of the Common Stock of the Company on a fully diluted basis with an exercise price of $.125 per share, exercisable through January 31, 2007. Further, DMTR will exchange $700,000 in principal amount of the Bridge Financings for the issuance of 700,000 shares of the Company's Common Stock (with demand registration rights), such number of shares determined on the basis of and giving effect to a proposed reverse stock split described below.

      Long-term debt

      The Company is currently negotiating with the holders of its 10% Subordinated Notes dated December 24, 1998 in the aggregate principal amount of $3,524,000 as of December 31, 2000 (the "10% Notes") and its 12% Senior Subordinated Convertible Secured Notes dated August 2, 1999 in the aggregate principal amount of $2,835,607 as of December 31, 2000 (the 12% Notes") to restructure such indebtedness. In each case, the negotiations have assumed that the Company will amend its Certificate of Incorporation to increase its authorized capital stock and to effect a 1 for 20 reverse stock split. The current Chairman and a director of the Company hold certain of the 10% Notes and 12% Notes and have investment discretion over certain accounts of the other noteholders.

      The Company has reached an agreement in principle with a majority of the Holders of the 10% Notes, subject to the execution and delivery of definitive Documents, to exchange each $1.00 face amount of the outstanding 10% Notes for $1.5050 face amount of a new series of step-up coupon convertible two-year Notes (the "New Notes"). The following describes the terms of the New Notes if the exchange is completed. The holders of the 10% Notes will waive accrued interest owing since March 2000 and all other amounts, whether principal, interest, premium or penalty, owing in respect of the 10% Notes or any instruments delivered in connection with the 10% Notes. The New Notes will not accrue interest until the second year after issuance. Interest will then be paid semi-annually, with the first payment at a rate of 12% per annum and the second payment at a rate of 16% per annum. The holders of the New Notes may convert amounts owing under the New Notes to the Company's Common Stock at a price of up to $3.00 per share. The Company may force conversion to Common Stock of up to twenty percent (20%) of the aggregate principal of the New Notes each quarter if the trading price of the Company's Common Stock averages $3.25 or more (with an average daily trading volume of 30,000 shares) for twenty or thirty trading days during such quarter and the Company may force conversion to Common Stock of up to fifty percent (50%) of the aggregate principal of the New Notes each quarter if the trading price of the Company's Common Stock averages $4.50 or more for twenty of thirty trading days during such quarter.


                                     7 of 13

    The Company may redeem the New Notes for cash at 85% of par up to the six month anniversary of their issuance, at 90% of par from the six-month anniversary through the first anniversary of their issuance and thereafter at 95% of par through the first interest payment date. The Company will be obligated to redeem 20% of the original principal amount of the New Notes on each of the first anniversary of their issuance and the first interest payment date. Such redemption may be effected by payment of cash or forced conversion into Common Stock if the Company is then permitted so to convert the New Notes.

      The Company is also negotiating with the holders of the 12% Notes and the Company has reached an agreement in principle, subject to the execution and delivery of definitive documents, with a majority of such holders to exchange
1.1 shares of the Company's Common Stock for each $1.00 in principal of the outstanding 12% Notes. If the exchange is consummated, the holders of the 12% Notes will waive accrued interest owing since January 2001 and all other amounts whether of principle, interest, premium or penalty, owing in respect of the 12% Notes or any instruments delivered in connection with the 12% Notes.

      The Company seeks to effect the exchange on substantially the terms described above. Although the Company has received commitments from a majority of the holders of the 10% Notes (94% received as of April 29, 2001) and a majority of the holders of the 12% Notes (89% received as of April 29, 2001), the closing of the exchange is subject to the execution and delivery of definitive documents and the amendment of the Company's Certificate of Incorporation to increase the Company's authorized capital and to effect a 1 for 20 reverse stock split. Further any holder may accept or reject the proposed exchange as to his 10% Note or 12% Note, as the case may be, and preserve his claims under his Notes regardless of acceptance of the exchange by any number of other holders. The Company expects to obtain the consents of the required number of stockholders under Delaware law for the amendment and reverse stock split described above and such consents shall be effective twenty (20) days after proper notice of the actions covered by such consents has been delivered to all nonconsenting stockholders. In the unlikely event that stockholder approval is not obtained for the amendment and stock split noted above, the 10% and 12% Noteholders would retain their rights under the original Notes, whether of principal, interest, premium or significant penalty. This would have a material adverse effect on the financial position of the Company.

      The reverse stock splits and the conversion of the 10% and 12% Notes has not occurred as of the date of this report. However, management has proceeded with requesting consents of the stockholders to effectuate this transaction. It is anticipated to occur in the fourth quarter of this fiscal year. Several transactions which were anticipated as a result of the split have not been recorded (i.e. exchange of principal debt to DMTR and its effects).

SUBSEQUENT EVENTS

      After the close of the period a number of events occurred at the Company that shall have an impact on its business in the future.

      On May 18, 2001, Vincent Cahill presented his resignation as the Chief Executive Officer and President. On May 18, 2001, he also resigned from the Company's Board of Directors.

      On May 18, 2001, the Company announced the appointment of Daniel Bertram as its Chief Executive Officer, President and a member of the Board of Directors. Upon his appointment, Mr. Bertram presented as plan of restructuring which the Company's Board of Directors approved. The Plan called for the reduction in staff and payroll expenses, the closing of the Company's wholly-owned subsidiary, MadeMyWay, Inc., pending further financing from outside sources and the closing of the Company's accounting offices in New Jersey.

      On June 1, 2001, with the relocation of the Company's New Jersey accounting offices to Florida, the Company accepted the resignation of its Chief Financial Officer, Larry Silverman.

      In June, 2001, the Company completed a subsequent financing in the amount of $1,025,000. Such financing is in the form of debt and shall have a security interest senior to that of DTMR, LLC.


                                     8 of 13

5. SEGMENT DATA. The Company has two reportable segments: industrial printer and internet. The industrial segment designs, develops and sells industrial printers for defense contractors and commercial users. The internet segment consists primarily of a newly incorporated subsidiary engaged in the fulfillment of customized and personalized products primarily for the business-to-business e-commerce market. The reportable segments are strategic business units that offer different products and services. Results for the two reportable segments are as follows:

                                              Printers    INTERNET       TOTAL
For the six months ended April 29, 2001

Sales                                         $ 1,630      $    --      $ 1,630

Cost of Sales                                  (2,330)                   (2,330)

Selling, general and administrative            (2,595)                   (2,595)
                                              -------      -------      -------

Loss from operations                           (3,295)                   (3,295)

Life Insurance proceeds                         1,046                      1,046

Total other expenses, net                         589           --          589
                                              -------      -------      -------
Loss before minority interest                 $(2,838)     $            $(2,838)
                                              =======      =======      =======

6. COMITTMENTS AND CONTINGENCIES

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

                 SIX MONTH PERIOD ENDED APRIL 29, 2001 COMPARED
                    TO SIX MONTH PERIOD ENDED APRIL 30, 2000

Sales for the six month period ended April 29, 2001 were $1,630,000, a decrease of $689,000 or 30%, compared with sales of $2,319,000 in the same period in the prior fiscal year. The decrease in sales for the six months ended April 29, 2001 is attributable to the Company's decision to withdraw from the military defense business and reversing that decision by reintroducing itself into the defense market.

Cost of sales for the first six months of fiscal 2001 was $1,381,000 (85% of sales), an decrease of $1,501,000 or 52%, compared with $2,882,000 (125 of sales) for the same period in the prior fiscal year. Cost of sales decreased compared to the same period in the prior fiscal year primarily because a of lower sales volume to support. However, there was a $950,000 writedown of obsolete inventory.


                                     9 of 13

Selling, general and administrative ("SG&A") expenses for the six month period ended April 29, 2001 were $2,595,000 (159% of sales), a increase of $1,412,000, or 119%, compared with $1,183,000 (51% of sales) for the same period in the prior fiscal year. The increase is due to higher administrative and support staff expenses throughout the Company, an additional reserve for lease default and other writedowns. The SG&A expense column on the statement of operations included significant adjustments for writedowns. The non-recurring expenses are $250,000 for lease abandonment of the corporate executive offices in Florham Park, New Jersey, $643,584 for writedown of the company's investment Madmy Way and $83,830 for writedown of the company's investment in our year book.

Net interest expense amounted to $588,000 for the six month period ended April 29, 2001 compared with net interest expense of $912,000 for the same period in the prior year. This decrease is due to a change in debt structure as indicated in Note 4.

The net loss for the six-month period ended April 29, 2001 amounted to $2,838,000 a increased loss of $198,000 compared with a net loss of $2,640,000 for the same period in the prior year. The loss for the current six-month period is attributable to the lead time required to redevelop defense business and an increase in reserves of $1,200,000 for lease liability and inventory and the writeoff of idle investments deemed to be worthless. The net loss for the six months was significantly increased by the writedown of certain non-recurring expenses and a large reserve for obsolescense inventory. The actual loss for operations was $2,833,332 less non-recurring expenses of $1,931,414 or $915,918. There were other large expenses in SG&A during this period relating to marketing and administration which have not continued.

                THREE MONTH PERIOD ENDED APRIL 29, 2001 COMPARED
                   TO THREE MONTH PERIOD ENDED APRIL 30, 2000

Sales for the three-month period ended April 29, 2001 were $772,000, a decrease of $416,000 or 35%, compared with sales of $1,188,000 in the same period in the prior fiscal year. The decrease in sales for the second quarter ended April 30, 2001 is attributable to the Company's change in business plan and the lead time to develop the military/defense business.

Cost of sales for the second quarter of fiscal 2001 was $200,000 (26% of sales), an decrease of $1,291,000 or 87%, compared with $1,491,000 (125% of sales) for the same period in the prior fiscal year. The decrease in cost of sales is attributable to lower volume. However, there was a substantial provision for inventory reserve ($950,000).

Selling, general and administrative ("SG&A") expenses for the three month period ended April 29, 2001 were $2,042,000 (264% of sales), an increase of $1,500,000, or 194%, compared with $542,000 (46% of sales) for the same period in the prior fiscal year. The increase is due to higher costs for marketing, travel, trade shows and legal expenses for the Company and a significant increase in reserve for lease default and other writedowns.

Net interest expense amounted to $278,000 for the three month period ended April 29, 2001 compared with net interest expense of $461,000 for the same period in the prior year. The decrease is due to a change in debt structure as indicated in Note 4.

The net loss for the three-month period ended April 29, 2001 amounted to $2,698,000 an increase of $1,410,000, compared with net income of $1,288,000 for the same period in the prior year. The loss for the current three-month period is attributable to the Company's lack of volume of defense business and absorption of expenses from prior periods not related to operations ,a substantial increase in reserves for lease default and inventory obsolescense and a writedown of other assets which are deemed by management to be worthless.


                                    10 of 13

Management has determined that, based on the Company's historical losses from recurring operations, the Company will not recognize its net deferred tax assets at April 29, 2001. Ultimate recognition of these tax assets is dependent, to some extent, on future revenue levels and margins. It is the intention of management to assess the appropriate level for the valuation allowance each quarter.

The contract process in which products are offered for sale is generally set before costs are incurred, and prices are based on estimates of the costs, which include the anticipated impact of inflation.

The Company's backlog of funded orders not yet recognized as revenue at April 29, 2001 was approximately $1,135,000. All of the backlog is expected to be delivered during the next twelve months.

                         LIQUIDITY AND CAPITAL RESOURCES

The Company's principal capital requirements have been to fund working capital needs, capital expenditures and the payment of long term debt. The Company has recently relied primarily on internally generated funds, private placement proceeds, subordinated debt and other bank debt to finance its operation.

The Company's liquidity and cash resources are significantly impaired by ongoing losses and significant reductions in revenues. The Company has substantial debt due for repayment during fiscal 2002, which debt cannot be repaid from cash or other proceeds from operations. As a result, significant additional equity or other capital are required to meet its debt obligations and satisfy operating expenses in the short and long term.

The Company expects that such debt can be repaid in whole or in part only from the proceeds of additional financings of its business or that of its subsidiaries, the sale of some or all of its interests in MadeMyWay or other subsidiaries,from the proceeds of sale of its common stock, directly or through the conversion of outstanding warrants or other rights to purchase common stock.

Subsequent to the close of the quarter ended April 29, 2001, the Company raised additional debt financing of $1,025,000 from certain members of DMTR LLC. The
$1,025,000 loan bears interest at a rate of 10% per annum, is due on May 1, 2003, and is secured by a first lien on the Company's assets, senior to that DMTR, LLC this capital will be used to support the current working capital needs of the Company. The Company anticipates that it will need to raise additional financing in the future, in the form of either debt, equity or both.


                                    11 of 13

FORWARD LOOKING STATEMENTS-CAUTIONARY FACTORS

Except for the historical information and statements contained in this report, the matters set forth in this report are "forward looking statements" that involve uncertainties and risks, some of which are discussed at appropriate points in this report and the Company's other SEC filings and the availability of funding for the Company's on-going operations.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

      The Company is, from time to time, the subject of legal litigation, claims and assessments arising out of matters occurring during the normal operation of the Company's business. In the opinion of management, the liability, if any, under such current litigation, claims and assessments would not materially affect the financial position or the results of operations of the Company, except as disclosed therein.

      In connection with a Mutual Release and Settlement Agreement between the Company and the owner of premises formerly leased in California, the Company is required to issue an additional 2.7 million shares of Common Stock in accordance with the terms of the agreement, which shares have not been issued.

ITEM 2. CHANGES IN SECURITIES AND USES OF PROCEEDS.

      None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. None.

ITEM 5. OTHER INFORMATION. None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      Exhibits: None.

      Reports on Form 8-K.

      During the quarter ended April 29, 2001, the Company filed two (2) reports on Form 8-K. The first report was filed on February 23, 2001 and relates to: 1) the approval by the Board of Directors of the Company (the "Board") of an increase in the authorized shares of the Company's Preferred Stock; and 2) the approval by the Board of a twenty (20) to one (1) reverse stock split of the Company's Common Stock. both of these approvals were subject to shareholder approval. On February 28, 2001, an amendment to the Form 8-K filed on February 23, 2001 was filed for the sole purpose of changing the address and telephone number of the Company on the cover page of the February 23, 2001 Form 8-K. The second report on Form 8-K was filed on April 27, 2001, and relates to Michael R. Planit's resignation from the Board.


                                    12 of 13

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

                                                     DATAMETRICS CORPORATION
                                                     -----------------------
                                                     (Registrant)

Dated: July 31, 2001                                 /s/ DANIEL BERTRAM
                                                     ---------------------------
                                                     Daniel Bertram
                                                     Chief Executive Officer

Dated: July 31, 2001                                 /s/ PHILLIP E. LAMBERT
                                                     ---------------------------
                                                     Phillip E. Lambert,
                                                     Chief Accounting Officer


                                    13 of 13