Form 10QSB/A
period 2001-04-29
DATAMETRICS CORP
filed 2001-09-13
CIK 27082

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  Amendment #1

                                  FORM 10-QSB/A


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


Common Stock, $.01 Par Value - 20,512,227 shares as of 9/4/01


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
            Consolidated Statements of Cash Flows for the Six
              Months  Ended  April 29, 2001 and April 30, 2000 ..........   5
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


                                     2 of 13

                    DATAMETRICS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (Unaudited)
                      (in thousands, except per share data)

                                                                      April 29,
                                                                        2001
                                                                      ---------

                                     ASSETS
Current assets:
        Cash and cash equivalents                                   $        39
        Accounts receivable, net of allowance for doubtful
        accounts of $50                                                     389
        Inventories, net                                                  1,871
        Prepaid expenses and other current assets                            17
                                                                    -----------

             Total current assets                                         2,316
                                                                    -----------
Property and equipment, at cost:
        Land                                                                420
        Building and improvements                                         1,042
        Machinery and equipment                                           2,554
        Furniture, fixtures and computer equipment                        2,501
                                                                    -----------
                                                                          6,517

        Less: Accumulated depreciation and amortization                  (4,535)
                                                                    -----------

        Net property and equipment                                        1,882
        Non-Current Inventories, net                                      1,700
        Other assets                                                         25
                                                                    -----------
             Total Assets                                           $     5,923
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
        Current maturities of long-term debt                              6,385
        Accounts payable                                                    881
        Other accrued expenses                                            1,466
                                                                    -----------
             Total current liabilities                                    8,707
                                                                    -----------
        Long-term debt, less current maturities                             888
        Loan payable                                                      3,351
        Senior priority convertible notes                                   225
                                                                    -----------
             Total liabilities                                           13,196

Minority interest                                                            --
Stockholders' equity
        Preferred stock, $.01 par value; 5,000,000                           --
          shares authorized, none issued
        Common stock, $.01 par value; 40,000,000 shares
          authorized 20,512,227 shares issued and outstanding               205
        Additional paid-in capital                                       44,033
        Accumulated deficit                                             (51,511)
                                                                    -----------
             Total stockholders' deficit                                 (7,273)
                                                                    -----------
                                                                    $     5,923
                                                                    ===========


          See accompanying notes to consolidated financial statements.


                                     3 of 13

                    DATAMETRICS CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                     (in thousands, except per share data)

                                                                    (Unaudited)                      (Unaudited)
                                                                Three months ended                Six months ended
                                                           April 29,          April 30,        April 29,       April 30,
                                                             2001               2000            2001             2000
                                                           ----------------------------        -------------------------
Sales                                                       $    772         $  1,188         $  1,630         $  2,319
                                                            --------         --------         --------         --------

      Cost of sales                                              925            1,491            2,106            2,882
      Selling, general and administrative                        873              542            1,426            1,183
      Write-down of inventory                                    950               --              950               --
      Provision for lease abandonment                            250               --              250               --
      Provision for loss on website development costs            194               --              194               --
                                                            --------         --------         --------         --------
Income (loss) from operations                                 (2,420)            (845)          (3,296)          (1,746)
Life insurance proceeds                                                                          1,046
Interest expense, net                                           (278)            (461)            (588)            (912)
                                                            --------         --------         --------         --------
Income (loss) before minority interest                        (2,698)          (1,306)          (2,838)          (2,658)

Minority interest                                                 --               18               --               18
                                                            --------         --------         --------         --------
      Net income (loss)                                     $ (2,698)        $ (1,288)        $ (2,838)        $ (2,640)
                                                            ========         ========         ========         ========
Loss per share of common stock:
      Basic and diluted                                     $  (0.13)        $  (0.07)        $  (0.14)        $  (0.14)
                                                            ========         ========         ========         ========
Weighted average number of shares outstanding:
      Basic and diluted                                       20,435           18,997           20,435           18,997
                                                            ========         ========         ========         ========


          See accompanying notes to consolidated financial statements.


                                     4 of 13

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                                               SIX MONTHS ENDED
                                                                                           APRIL 29,      APRIL 30,
                                                                                              2001           2000
                                                                                           ---------      ---------

Cash Flows from Operating Activities:
      Net loss                                                                              $(2,838)     $(2,640)
      Adjustments to reconcile net loss to net cash used in operating activities:
           Depreciation and amortization                                                        312          180
           Non-card interest and financing costs                                                             456
           Minority interest                                                                                 (18)
           Write down of inventory                                                              950
           Provision for lease abandonment                                                      250
           Provision for loss on website development costs                                      194

      Changes in assets and liabilities:
           Accounts receivable                                                                 (316)       1,163
           Inventory                                                                            (50)         241
           Prepaid expenses and other current assets                                           (134)        (283)
           Other assets                                                                        (195)         179
           Accounts payable                                                                     399          (45)
           Accrued expenses                                                                     447           61
           Interest payable                                                                     666
           Taxes payable                                                                         90
                                                                                            -------      -------
                Net cash used in operating activities                                          (225)        (706)

Cash Flows from Investing Activities:
      Proceeds from sale of equity                                                               66        1,200
      Capital expenditures for Property, Plant & Equipment                                                  (333)
                                                                                            -------      -------
                Net cash provided by (used in) investing activities                              66          867

Cash Flows from Financing Activities:
      Borrowings on revolving line of credit                                                     --          545
      Payments on revolving line of credit                                                   (7,407)        (500)
      Borrowings (Payments) on long-term debt                                                 2,463          (11)
      Borrowings on senior priority convertible notes                                           225
      Proceeds from loans                                                                     4,889           --
      Proceeds from the issuance of common stock and warrants
                                                                                            -------      -------
                Net cash provided by financing activities                                       170           34
                                                                                            -------      -------
      Net increase in cash and cash equivalents                                                  11          195

      Cash and cash equivalents at the beginning of the period                                   28          137
                                                                                            -------      -------
      Cash and cash equivalents at the end of the period                                    $    39      $   332
                                                                                            =======      =======
      Supplemental Disclosures of Cash Flow Information:
           Interest paid, net                                                               $   389      $   289
      Non-cash transactions:
           Accrual of 10% Senior Subordinates Notes
                 Due 2000                                                                   $    88      $    --
           Accrual of 10% Senior Subordinates
                Notes Due 2000                                                              $    85      $   248



          See accompanying notes to consolidated financial statements.


                                     5 of 13

                             DATAMETRICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (in thousands, except for per share data)


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


      The information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to present a fair statement of the results of operations for the interim periods. Much of the Company's business is longer term and involves varying development, production, and delivery schedules. Accordingly, results of a particular quarter or quarter-to-quarter comparisons of recorded sales and profits may not be indicative of future operating results, including results for the fiscal year ending October 29, 2000. The accompanying financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments that may result should the Company be unable to continue as a going concern.

      2. INVENTORIES Stockroom inventories consist primarily of materials used by the Company for existing and anticipated contracts and materials and finished assemblies which are held to satisfy spare parts requirements of the Company's customers. Those parts not expected to be sold within one year are classified as a non-current asset. The Company evaluates all inventory for obsolescence and realizability on a periodic basis and records estimated reserves accordingly. Inventories as of April 29, 2001 consist of the following:

         Inventories of parts and sub-assemblies              $  10,681
         Work in process                                            389
         Finished Goods                                             401
                                                              ---------
                  Inventories, gross                          $  11,471

                  Current inventories                             1,871
                                                              ---------
                  Total Current Inventories                   $   1,871

                  Non-current inventories                         9,600
                  Less reserve for obsolescence                  (7,900)
                                                              ---------
                  Total Non-Current Inventories               $   1,700
                                                              ---------
                    Inventories, net                          $   3,571
                                                              =========


      Due to the Company's emphasis on military products coupled with a lack of orders for the industrial equipment, it was deemed prudent to increase the provision for obsolescence for these products. Much of this was classified as non-current inventory and determined to require a provision following a detailed review of the inventory on hand. During the quarter ended April 29, 2001, the Company provided an additional reserve for inventory obsolescence of $950,000.



                                     6 of 13

3. DEBT STRUCTURE


      Loan Payable

In December 2000, an investment group headed by the Company's chairman, and including the six investors who advanced bridge loans )("Bridge Financings") to the Company during 2000, formed DMTR, LLC, a New York limited liability company ("DMTR"). DMTR has satisfied the $1,496,140 due to the guarantors of the Company's Senior Bank Facility ("Senior Bank Loan") and has taken an assignment of the loan documents and the collateral securing that loan. In addition, DMTR has repaid in December all of the Company's Bridge Financings in the aggregate amount of $1,305,000 plus interest thereon and taken an assignment of the loan documents evidencing the Bridge Financings and an assignment of the collateral securing the Bridge Financings.

      Effective January 31, 2001, DMTR and the Company executed loan documents to provide the Company with a line of credit in the maximum amount of $798,860 (the "Line of Credit"). Accordingly, the Company (assuming a draw of the entire Line of Credit) is obligated to DMTR in the aggregate amount of $3,600,000 (comprised of $1,496,140 on the Senior Bank Loan, $1,305,000 on the Bridge Financings and $798,860 on the Line of Credit and subject to the agreement, described below, to exchange a portion of the Bridge Financings for Common Stock of the Company). The Line of Credit has a term of two years with interest (payable monthly) at the Base Rate of Citibank, N.A. plus 100 basis points and is secured by all assets of the Company, and a pledge of the Company's stock and assets of its subsidiary. To the extent such assets and stock are pledged to secure the Senior Bank Loan and the Bridge Financings, the security for the Line of Credit is subject to such prior security interests. The Company is also obligated to make mandatory prepayments of the principal of the Line of Credit on a monthly basis to the extent the Company has available cash in excess of $200,000 Simultaneously with the closing of the Line of Credit, DMTR and the Company modified the terms of the Senior Bank Loan and the Bridge Financings to conform those terms to the terms of the Line of Credit. Therefore, the Senior Bank Loan and the Bridge Financings mature on January 31, 2003, accrue interest (payable monthly) at the Base Rate of Citibank N.A. plus 100 basis points and are subject to the mandatory prepayment provision set forth in the Line of Credit. As additional consideration for the financings provided by DMTR, the Company intends to issue a Warrant to DMTR to acquire up to 7,000,000 shares of the Common Stock of the Company ("Common Stock") on a fully diluted basis giving effect to a proposed reverse stock split described below with an exercise price of $.125 per share, exercisable through January 31, 2007. Further, DMTR will exchange $700,000 in principal amount of the Bridge Financings for the issuance of 700,000 shares of Common Stock (with demand registration rights), such number of shares determined on the basis of and giving effect to a proposed reverse stock split described below. The Company will recognize certain charges upon execution of these intended transactions including approximately $600,000 in loss relating to the exchange of $700,000 in debt to equity and approximately $620,000 in original issue discount relating to the estimated valuation of the warrant to acquire 7,000,000 shares of Common Stock. Approximately $461,000 of advances were made to the Company under the provisions of this note during the second fiscal quarter.


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


      The Company has reached an agreement in principle with a majority of the Holders of the 10% Notes, subject to the execution and delivery of definitive Documents, to exchange each $1.00 face amount of the outstanding 10% Notes for $1.5050 face amount of a new series of step-up coupon convertible two-year Notes (the "New Notes"). The following describes the terms of the New Notes if the exchange is completed. The holders of the 10% Notes will waive accrued interest owing since March 2000 and all other amounts, whether principal, interest, premium or penalty, owing in respect of the 10% Notes or any instruments delivered in connection with the 10% Notes. The New Notes will not accrue interest until the second year after issuance. Interest will then be paid semi-annually, with the first payment at a rate of 12% per annum and the second payment at a rate of 16% per annum. The holders of the New Notes may convert amounts owing under the New Notes to Common Stock at a price of up to $3.00 per share. The Company may force conversion to Common Stock of up to twenty percent (20%) of the aggregate principal of the New Notes each quarter if the trading price of the Common Stock averages $3.25 or more (with an average daily trading volume of 30,000 shares) for twenty or thirty trading days during such quarter and the Company may force conversion to Common Stock of up to fifty percent (50%) of the aggregate principal of the New Notes each quarter if the trading price of Common Stock averages $4.50 or more for twenty of thirty trading days during such quarter.



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


      The Company is also negotiating with the holders of the 12% Notes and the Company has reached an agreement in principle, subject to the execution and delivery of definitive documents, with a majority of such holders to exchange
1.1 shares of the Common Stock for each $1.00 in principal of the outstanding 12% Notes. If the exchange is consummated, the holders of the 12% Notes will waive accrued interest owing since January 2001 and all other amounts whether of principle, interest, premium or penalty, owing in respect of the 12% Notes or any instruments delivered in connection with the 12% Notes.


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


      The reverse stock splits and the conversion of the subordinated notes has not occurred as of the date of this report. However, mangement has proceeded with requesting consents of the stockholders to effectuate these transactions, which are anticipated to occur in the fourth quarter of this fiscal year.

SENIOR PRIORITY CONVERTIBLE NOTES

      Pursuant to a private placement offering, the Company has approved the issuance of up to $1,200,000 in Senior Priority Convertible Notes ("Convertible Notes") convertible into shares of Common Stock with a first priority lien on all the Company's assets and Warrants as described below. Such security interests shall be senior to the interests of DMTR pursuant to an intercreditor agreement; however, the Convertible Notes will not restrict the Company's ability to incur additional secured or unsecured indebtedness provided that in all events all liens shall be junior to those of the holders of the Convertible Notes. The Convertible Notes mature two years from the date of issue and bear an interest rate of 10% per annum; interest shall accrue and be payable in a balloon payment at maturity. Further, the holder(s) of the Convertible Notes will be issued Warrants to purchase that number of shares of Common Stock which, upon exercise thereof and conversion of all Convertible Notes, would provide the holder(s) with ownership of fifty (50%) percent of the adjusted outstanding shares of the Common Stock. Proceeds from the offering will be used by the Company for working capital purposes.

      The Convertible Notes will be convertible into Common Stock at any time at the sole discretion of the Company. However, there is no assurance that such conversion will be implemented by the Company. If all of the Notes are sold and ultimately converted to Common Stock and all Warrants are exercised for Common Stock, such Common Stock would represent 50% of the issued Common Stock on a fully diluted basis. During the second fiscal quarter, $225,000 of the Convertible Notes were sold.

SUBSEQUENT EVENTS

      An  additional   $800,000  of  the  aforementioned   Senior   Subordinated
Convertible Notes were sold during the beginning of the third fiscal quarter.



                                     8 of 13

4. SEGMENT DATA. The Company has two reportable segments: industrial printer and internet. The industrial printer segment designs, develops and sells industrial printers for defense contractors and commercial users. The internet segment consists primarily of a subsidiary engaged in the fulfillment of customized and personalized products primarily for the business-to-business e-commerce market. The reportable segments are strategic business units that offer different products and services. Results for the two reportable segments are as follows:

                                              Printers    INTERNET       TOTAL       Printers    INTERNET     TOTAL
                                               Six months ended April 29, 2001      Three months ended April 29, 2001
Sales                                         $ 1,630      $    --      $ 1,630      $   772      $   --     $   772

Cost of Sales                                  (2,091)         (15)      (2,106)        (925)         --        (925)

Other                                          (2,556)        (264)      (2,820)      (2,073)       (194)     (2,267)
                                              -------      -------      -------      -------      ------     -------

Loss from operations                           (3,017)        (279)      (3,296)      (2,226)       (194)     (2,420)

Life Insurance proceeds                         1,096           --        1,046                       --          --

Total other expenses, net                        (588)          --         (588)        (278)         --        (278)
                                              -------      -------      -------      -------      ------     -------
Loss before minority interest                 $(2,559)     $  (279)     $(2,838)     $(2,504)     $ (194)    $(2,698)
                                              =======      =======      =======      =======      ======     =======

      There was no internet segment data for the comparable periods ended April 30, 2000. The internet segment has no recorded assets.

5. COMMITTMENTS AND CONTINGENCIES


      In connection with a Mutual Release and Settlement Agreement between the Company and the owner of premises formerly leased in California, the Company is required to issue an additional approximate 2.7 million shares of Common Stock in accordance with the terms of the agreement, which shares have not been issued.


6. REORGANIZATION

During the period, Daniel Bertram replaced Vincent Cahill as the Chief Executive Officer of the Company. Also, during the second quarter, the headquarters was relocated from Florham Park, New Jersey to Parsippany, New Jersey. The lease at Florham Park was at that time abandoned. The impact of abandoning the lease has been provided in the financial statements in the amount of $250,000. The inventory was deemed to be overvalued at this time due to the product mix reemphasis and much of the non-defense inventory was reserved in addition to the slow moving defense contract inventory ($950,000). It was determined at this time that two of the efforts (MadeMyWay and Our Year Book) were not successful and a provision should be made against these investments ($194,000).


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                THREE MONTH PERIOD ENDED APRIL 29, 2001 COMPARED
                    TO SIX MONTH PERIOD ENDED APRIL 30, 2000


Sales for the three-month period ended April 29, 2001 were $772,000, a decrease of $416,000 or 35%, compared with sales of $1,188,000 in the same period in the prior fiscal year. The decrease in sales for the second quarter ended April 30, 2001 is attributable to the Company's change in business plan and the lead time to develop the military/defense business.

Cost of sales for the second quarter of fiscal 2001 was $925,000 (120% of sales), an decrease of $566,000 or 38%, compared with $1,491,000 (125% of sales) for the same period in the prior fiscal year. The decrease in cost of sales is attributable to lower volume.

Selling, general and administrative ("SG&A") expenses for the three month period ended April 29, 2001 were $873,000 (113% of sales), an increase of $331,000, or 61%, compared with $542,000 (46% of sales) for the same period in the prior fiscal year. The increase is due to higher costs for marketing, travel, trade shows and legal expenses for the Company.

Net interest expense amounted to $278,000 for the three month period ended April 29, 2001 compared with net interest expense of $461,000 for the same period in the prior year. The decrease is due to a change in debt structure as indicated in Note 3.

The net loss for the three-month period ended April 29, 2001 amounted to $2,698,000 an increase of $1,410,000, compared with net loss of $1,288,000 for the same period in the prior year. The loss for the current three-month period is attributable to the Company's lack of volume of defense business and absorption of expense from prior periods not related to operations, a substantial increase in provisions for lease abandonment ($250,000), inventory reserves ($950,000) and losses on website development costs ($194,000).


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

Cost of sales for the first six months of fiscal 2001 was $2,106,000 (129% of sales), an decrease of $766,000 or 27%, compared with $2,882,000 (125% of sales) for the same period in the prior fiscal year. Cost of sales decreased compared to the same period in the prior fiscal year primarily because a of lower sales volume to support.



                                     9 of 13

Selling, general and administrative ("SG&A") expenses for the six month period ended April 29, 2001 were $1,426,000 (87% of sales), a increase of $243,000, or 20%, compared with $1,183,000 (51% of sales) for the same period in the prior fiscal year. The increase is due to higher administrative and support staff expenses throughout the Company.

Net interest expense amounted to $588,000 for the six month period ended April 29, 2001 compared with net interest expense of $912,000 for the same period in the prior year. This decrease is due to a change in debt structure as indicated in Note 3.

The net loss for the six-month period ended April 29, 2001 amounted to $2,838,000 a increased loss of $198,000 compared with a net loss of $2,640,000 for the same period in the prior year. The loss for the current six-month period is attributable to the lead time required to redevelop defense business and an increase in provisions totalling $1,394,000 for lease abandonment, inventory reserves and the losses associated with website development costs.



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

The Company expects that such debt can be repaid in whole or in part only from the proceeds of additional financings of its business or that of its subsidiaries, the sale of some or all of its interests in its subsidiaries, or from the proceeds of sale of its common stock, directly or through the conversion of outstanding warrants or other rights to purchase common stock.

      The Company anticipates that it will need to raise additional financing in the future in the form of debt, or equity or both and has, during the second and third quarter of 2001 raised $225,000 and $800,000 respectively pursuant to a private placement debt proceeds as discussed in Note 3 to the financial statements.



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

ITEM 2. CHANGES IN SECURITIES AND USES OF PROCEEDS.

      None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.


      The Company has failed to repay when due amounts owing under its 12% Subordinated Convertible Secured Notes and 10% Subordinated Notes. The Company is currently negotiating an exchange of such 12% Notes and 10% Notes for other securities of the Company and a simultaneous waiver of all amounts and penalties owing under the 12% Notes and the 10% Notes.


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

                                                     DATAMETRICS CORPORATION
                                                     -----------------------
                                                     (Registrant)


Dated: September 11, 2001                            /s/ DANIEL BERTRAM
                                                     ---------------------------
                                                     Daniel Bertram
                                                     Chief Executive Officer

Dated: September 11, 2001                            /s/ PHILLIP E. LAMBERT
                                                     ---------------------------
                                                     Phillip E. Lambert,
                                                     Chief Accounting Officer



                                    13 of 13