Form 10QSB/A
period 2001-07-29
DATAMETRICS CORP
filed 2001-10-18
CIK 27082

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                  FORM 10-QSB/A


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
            Act of 1934 for the quarterly period ended July 29, 2001


                                       or

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



Common Stock, $.01 Par Value - 20,512,227 shares as of 10/9/01


================================================================================


                                     1 of 13

                    DATAMETRICS CORPORATION AND SUBSIDIARIES
                              Index to Form 10-QSB

                                                                        Page No.
                                                                        --------
Part I - Financial Information
      Item 1. Financial Statements (unaudited):

            Consolidated Balance Sheet as of July 29, 2001 ..............   3
            Consolidated  Statements of Operations  for the Three and
              Six Months Ended July 29, 2001 and July 30, 2000 ..........   4
            Consolidated Statements of Cash Flows for the Six
              Months  Ended  July 29, 2001 and July 30, 2000 ............   5

            Notes to Consolidated Financial Statements ..................   6

      Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations .....................   9

Part II - Other Information
      Item 1. Legal Proceedings .........................................  12
      Item 2. Changes in securities and uses of funds. ..................  12
      Item 3. Defaults upon Senior Securities ...........................  12
      Item 4. Submission of matters to a vote of security holders .......  12
      Item 5. Other Information .........................................  12
      Item 6. Exhibits and Reports on Form 8-K ..........................  12

Signatures ..............................................................  13


                                     2 of 13

                    DATAMETRICS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (Unaudited)
                      (in thousands, except per share data)


                                                                       July 29,
                                                                        2001
                                                                      ---------

                                     ASSETS
Current assets:
        Cash and cash equivalents                                   $       351
        Accounts receivable, net of allowance for doubtful
        accounts of $50                                                     865
        Inventories, net                                                  1,142
        Prepaid expenses and other current assets                            42
                                                                    -----------

             Total current assets                                         2,400
                                                                    -----------
Property and equipment, at cost:
        Land                                                                420
        Building and improvements                                         1,042
        Machinery and equipment                                           2,652
        Furniture, fixtures and computer equipment                        2,402
                                                                    -----------
                                                                          6,516

        Less: Accumulated depreciation and amortization                  (4,710)
                                                                    -----------

        Net property and equipment                                        1,806
                                                                    -----------
             Total Assets                                           $     4,206
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
        Current maturities of long-term debt                                 26
        Accounts payable                                                    776
        Payroll related liabilities                                          73
        Other accrued expenses                                            1,476
                                                                    -----------
             Total current liabilities                                    2,351
                                                                    -----------
        Long-term debt, less current maturities                           7,244
        Loan payable                                                      3,527
        Senior priority convertible notes                                 1,025
                                                                    -----------
             Total liabilities                                           14,147

Minority interest                                                            --
Stockholders' equity
        Preferred stock, $.01 par value; 5,000,000                           --
          shares authorized, none issued
        Common stock, $.01 par value; 40,000,000 shares
          authorized 20,512,227 shares issued and outstanding               205
        Additional paid-in capital                                       44,033
        Accumulated deficit                                             (54,179)
                                                                    -----------
             Total stockholders' deficit                                 (9,941)
                                                                    -----------
                                                                    $     4,206
                                                                    ===========



          See accompanying notes to consolidated financial statements.


                                     3 of 13

                    DATAMETRICS CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                     (in thousands, except per share data)


                                                                    (Unaudited)                      (Unaudited)
                                                                Three months ended                Nine months ended
                                                            July 29,           July 30,        July 29,         July 30,
                                                             2001               2000            2001             2000
                                                           ----------------------------        -------------------------
Sales                                                       $  1,180         $    316         $  2,810         $  2,635
                                                            --------         --------         --------         --------

      Cost of sales                                           (1,070)          (1,095)          (3,176)          (3,977)
      Selling, general and administrative                       (147)            (597)          (1,573)          (1,780)
      Write-down of inventory                                 (2,265)            (750)          (3,215)            (750)
      Provision for lease abandonment                             --               --             (250)              --
      Provision for loss on website development costs             --               --             (194)              --
      Provision for contract adjustment                          (50)              --              (50)              --
                                                            --------         --------         --------         --------
Income (loss) from operations                                 (2,352)          (2,126)          (5,648)          (3,872)
Life insurance proceeds                                                                          1,046
Interest expense, net                                           (316)            (467)            (904)          (1,379)
                                                            --------         --------         --------         --------
Income (loss) before minority interest                        (2,668)          (2,593)          (5,506)          (5,251)

Minority interest                                                 --               --               --               18
                                                            --------         --------         --------         --------
      Net income (loss)                                     $ (2,668)        $ (2,593)        $ (5,506)        $ (5,233)
                                                            ========         ========         ========         ========
Loss per share of common stock:
      Basic and diluted                                     $  (0.13)        $  (0.14)        $  (0.27)        $  (0.28)
                                                            ========         ========         ========         ========
Weighted average number of shares outstanding:
      Basic and diluted                                       20,435           18,997           20,435           18,997
                                                            ========         ========         ========         ========


          See accompanying notes to consolidated financial statements.


                                     4 of 13

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                                              NINE MONTHS ENDED
                                                                                            JULY 30,       JULY 30,
                                                                                              2001           2000
                                                                                           ---------      ---------
Cash Flows from Operating Activities:
      Net loss                                                                              $(5,506)     $(5,233)
      Adjustments to reconcile net loss to net cash used in operating activities:
           Depreciation and amortization                                                        225          270
           Non-card interest and financing costs                                                             681
           Minority interest                                                                      0          (18)
           Write down of inventory                                                            3,215          750
           Provision for lease abandonment                                                      250
           Provision for loss on website development costs                                      194
           Provision for contract adjustment                                                     50
           Capitalized interest expense                                                          82

      Changes in assets and liabilities:
           Accounts receivable                                                                 (792)       2,124
           Inventory                                                                            114           65
           Prepaid expenses and other current assets                                            285         (328)
           Other assets                                                                          54          289
           Accounts payable                                                                     113          149
           Accrued expenses                                                                      56          218
                                                                                            -------      -------
                Net cash used in operating activities                                        (1,660)      (1,033)

Cash Flows from Investing Activities:
      Proceeds from sale of equity                                                                0        1,200
      Capital expenditures for Property, Plant & Equipment                                      (21)        (362)
                                                                                            -------      -------
                Net cash provided by (used in) investing activities                             (21)         838

Cash Flows from Financing Activities:
      Net borrowings (Payments) on revolving line of credit                                                   45
      Borrowings (Payments) on long-term debt                                                   (13)          63
      Borrowing on loan payable                                                                 926           77
      Borrowings (Payments) on senior priority convertible notes                              1,025
      Proceeds from Issuance of Common Stock and warrants                                        66
                                                                                            -------      -------
                Net cash provided by financing activities                                     2,004          185
                                                                                            -------      -------
      Net increase (decrease) in cash and cash equivalents                                      323          (10)

      Cash and cash equivalents at the beginning of the period                                   28          137
                                                                                            -------      -------
      Cash and cash equivalents at the end of the period                                    $   351      $   127
                                                                                            =======      =======
      Supplemental Disclosures of Cash Flow Information:

Non Cash Transactions

           Debt refinancing                                                                 $ 2,601

      Conversion of Accrued Interest to 12% Subordinated
        Convertible Secured Notes Due 2000                                                        0          248

      Interest Paid                                                                             445          348


          See accompanying notes to consolidated financial statements.


                                     5 of 13

                             DATAMETRICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (in thousands, except for per share data)


                                  July 29, 2001
                                   (Unaudited)


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

      2. INVENTORIES Stockroom inventories consist primarily of materials used by the Company for existing and anticipated contracts and materials and finished assemblies which are held to satisfy spare parts requirements of the Company's customers. Those parts not expected to be sold within one year are classified as a non-current asset. The Company evaluates all inventory for obsolescence and realizability on a periodic basis and records estimated reserves accordingly. Inventories as of July 29, 2001 consist of the following:

         Inventories of parts and sub-assemblies              $  10,869
         Work in process                                            239
         Finished Goods                                             199
                                                              ---------
                  Inventories, gross                          $  11,307

                  Current inventories                             1,142
                                                              ---------
                  Total Current Inventories                   $   1,142

                  Non-current inventories                        10,165
                  Less reserve for obsolescence                 (10,165)
                                                              ---------
                  Total Non-Current Inventories               $       0
                                                              ---------
                    Inventories, net                          $   1,142
                                                              =========

      Due to the Company's emphasis on military products coupled with a lack of orders for the industrial equipment, it was deemed prudent to increase the provision for obsolescence for these products. Much of this was classified as non-current inventory and determined to require a provision following a detailed review of the inventory on hand. During the quarter ended July 29, 2001, the Company provided an additional reserve for inventory obsolescence of $3,215,000.



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

      The reverse stock splits and the conversion of the subordinated notes has not occurred as of the date of this report. However, management has proceeded with requesting consents of the stockholders to effectuate these transactions, which are anticipated to occur in the fourth quarter of this fiscal year.

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

                                              Printers    INTERNET       TOTAL       Printers    INTERNET     TOTALS
                                              Nine months ended July 29, 2001       Three months ended July 29, 2001
Sales                                         $ 2,810      $    --      $ 2,810      $ 1,180          --     $ 1,180

Cost of Sales                                  (3,161)         (15)      (3,176)      (1,070)         --      (1,070)

Other                                          (5,018)        (264)      (5,282)      (2,462)         --      (2,462)
                                              -------      -------      -------      -------      ------     -------

Loss from operations                           (5,369)        (279)      (5,648)      (2,352)         --      (2,352)

Life Insurance proceeds                         1,046           --        1,046           --          --          --

Total other expenses, net                        (904)          --         (904)        (316)         --        (316)
                                              -------      -------      -------      -------      ------     -------
Loss before minority interest                 $(5,227)     $  (279)     $(5,506)     $(2,668)         --     $(2,668)
                                              =======      =======      =======      =======      ======     =======

      There was no internet segment data for the comparable periods ended July 29, 2000. The internet segment has no recorded assets.

5. COMMITMENTS AND CONTINGENCIES

      In connection with a Mutual Release and Settlement Agreement between the Company and the owner of premises formerly leased in California, the Company is required to issue an additional approximate 2.7 million shares of Common Stock in accordance with the terms of the agreement, which shares have not been issued.

6. MANAGEMENT FOCUS

The new management team under Daniel Bertram, CEO, has made significant steps to sharpen the focus of the Company. A 10 point recovery plan has been created and implemented leading to reduction of costs and the introduction of team based management philosophy to deal with issues and opportunities. Key elements of Mr. Bertram's plan included significant reductions in personnel costs, the integration of all corporate functionality into its Orlando, FL headquarters, and planned divestiture of the Orlando property owned by the company. Offices in Parsippany, NJ and Waynesboro, PA have been closed, and plans to open offices in California and U.K. have been shelved. On August 6, 2001, Mr. Bertram announced that the company had signed an agreement with DAC International Inc. of Austin, TX to exclusively distribute cockpit printers manufactured by Datametrics to the airline industry worldwide. He has also established a Vizzix Systems team to concentrate on commercial printing opportunities, particularly the Digital License Plate market. "The combination of sales growth, increased efficiency, and a clear plan for the future bodes very well for our company", Mr. Bertram said.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                 THREE MONTH PERIOD ENDED JULY 29, 2001 COMPARED
                    TO THREE MONTH PERIOD ENDED JULY 30, 2000

Sales for the three-month period ended July 29, 2001 were $1,180,000, an increase of $864,000 or 273%, compared with sales of $316,000 in the same period in the prior fiscal year. The backlog of military orders has provided increased production requirements,

Cost of sales for the third quarter of fiscal 2001 was $3,385,000 (287% of sales), an increase of $1,540,000 or 83%, compared with $1,845,000 (584% of sales) for the same period in the prior fiscal year. The increase in cost of sales is due mainly to additional write off of inventory during the period ($2,265,000) and a provision for contract claim ($50,000).

Selling, general and administrative (SG&A) expenses for the three month period ended July 29, 2001 were $147,000 (12% of sales), an decrease of $450,000, or 75%, compared with $597,000 (189% of sales) for the same period in the prior fiscal year. The decrease is due to recovery plan to minimize non-essential expenses.

Net interest expense amounted to $316,000 for the three month period ended July 29, 2001 compared with net interest expense of $467,000 for the same period in the prior year. The decrease resulted from an refinancing of debt earlier in the period.

The net loss for the three month period ended July 29, 2001 amounted to $2,668,000, an increase of $75,000 over the net loss of $2,593,000 for the same period in the prior year. The loss for the current three month period is attributable to additional writedown of inventory as obsolete and an additional provision for a contract claim as noted above.

                 NINE MONTH PERIOD ENDED JULY 29, 2001 COMPARED
                    TO NINE MONTH PERIOD ENDED JULY 30, 2000

Sales for the nine month period ended July 29, 2001 was $2,810,000, an increase of $175,000 or 7%, compared with sales of $2,635,000 in the same period in the prior fiscal year. The increase was a result of meeting increased delivery requirements to the Department of the Army.

Cost of sales for the first nine months of fiscal 2001 was $6,635,000 (236% of sales), an increase of $1,908,000 or 40%, compared with $4,727,000 (179% of sales) for the same period in the prior fiscal year primarily because of a write off of inventory as obsolete and the creation of a provision for contract claim.



                                     9 of 13

Selling, general & administrative (SG&A) expenses for the nine month period ended July 29, 2001 were $1,823,000 (65% of sales), an increase of $43,000, or 2%, compared with $1,780,000 (68% of sales) for the same period in the prior fiscal year. The increase is mostly due to the provision of $250,000 for lease abandonment in Florham Park, NJ.

Net Interest expense amounted to $904,000 for the nine month period ended July 29, 2001 compared with net interest expense of $1,379,000 for the same period in the prior year. This decrease is due change in debt structure as indicated in
Note 3.

The net loss for the nine month period ended July 29, 2001 amounted to $5,506,000 an increased loss of $273,000 compared with a net loss of $5,233,000 for the same period in the prior year. The loss for the current nine month period is attributable to a lead time in building the backlog in the defense contracting arena and the increased provisions of $3,215,000 for slow-moving and obsolete inventory, lease abandonment, writeoff of development site and reserve for contract claim.



                                    10 of 13

Management has determined that, based on the Company's historical losses from recurring operations, the Company will not recognize its net deferred tax assets at July 29, 2001. Ultimate recognition of these tax assets is dependent, to some extent, on future revenue levels and margins. It is the intention of management to assess the appropriate level for the valuation allowance each quarter.


The contract process in which products are offered for sale is generally set before costs are incurred, and prices are based on estimates of the costs, which include the anticipated impact of inflation.


The Company's backlog of funded orders not yet recognized as revenue at July 29, 2001 was approximately $1,892,484. All of the backlog is expected to be delivered during the next twelve months.


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


      None.



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

                                                     DATAMETRICS CORPORATION
                                                     -----------------------
                                                     (Registrant)


Dated: October 9, 2001                               /s/ DANIEL BERTRAM
                                                     ---------------------------
                                                     Daniel Bertram
                                                     Chief Executive Officer

Dated: October 9, 2001                               /s/ PHILLIP E. LAMBERT
                                                     ---------------------------
                                                     Phillip E. Lambert,
                                                     Chief Accounting Officer



                                    13 of 13