Form 10KSB
period 2001-10-28
DATAMETRICS CORP
filed 2002-03-12
CIK 27082

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

                                   (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                   For the Fiscal Year Ended October 28, 2001

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

State Issuer's revenues for its most recent fiscal year:   $4,667,000
                                                          -------------

State the number of shares outstanding of the Registrant's Common Stock ("Common Stock"), as of the latest practicable date: 39,827,227 shares of Common Stock as of March 7, 2002.

The aggregate market value of the common equity of the Company held by non-affiliates as of March 7, 2002 was $1,944,210.

PART I

ITEM 1.  BUSINESS.

      General

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

      The Company, which commenced operations in 1962, is a manufacturer of ruggedized information technology equipment, including computers, printers, workstations and peripherals, which are designed to work in harsh environments. The Company's information technology equipment is principally used in military applications and commercial aircraft. During the fiscal year ended October 28, 2001, the Company consolidated its operations to return our business to its core competencies - the design and manufacture or rugged components and systems to the military/defense and avionics industries. Sales increased from $2.8M in the fiscal year ended October 31, 2000 to $4.7M in the 2001 fiscal year. This growth was attributed primarily to a re-focus on our military/defense business. In addition, in March 2001, Daniel Bertram was hired to lead the sales and marketing efforts of the Company. In June 2001, he became President and Chief Executive Officer.

The effort to reorganize the Company's operations included:

     o Implementation of a "10 step recovery plan" that reduced material, facility, and personnel costs, while focusing the organization on sales performance.

     o Closing offices in New Jersey and Pennsylvania and consolidating all corporate functions into the Company's headquarters in Orlando, Florida.

     o Discontinuance of the Company's MadeMyWay division, including all involvement with OurYearBook, Inc.

In an attempt to increase productivity and employee satisfaction, the corporate organization was completely restructured to create a team-based environment that eliminates traditional hierarchy and emphasized individual initiative. A corporate vision statement was also articulated that stresses teamwork, learning, continuous improvement and creating customer success.

In December 2001, DataMetrics acquired Peripheral Equipment Corporation ("PEC"), a supplier of equipment similar to DataMetrics' product line and to the same market. This has been a productive acquisition. Employees of PEC provide strong talent and experience in areas important to DataMetrics, particularly marketing and engineering. The transition has been completed without significant additional cost or inconvenience to customers.

DataMetrics is now better able to broaden its exposure to customers. DataMetrics had previously marketed itself as a ruggedized printer manufacturer. The Company is capable of producing and supplying other products to customers. DataMetrics is now more proficient in various ruggedized and durable peripheral data processing and printing equipment.

Further, the Company was organized into three business units. A new corporate identity was also adopted that included a new logo and an official spelling of DataMetrics (one word with a capital "M"). The business units are:

1. DataMetrics(TM) - Includes all products and services designed and manufactured for Military/defense applications.

2. Vizzix(TM) Systems - The new name for the business unit that encompasses all the commercial printing products and services including industrial grade thermal transfer printers which are not ruggedized. The principal models include the Condor(TM), Harrier(TM) and IPS3300(TM).

3. DataMetrics Commercial Airline Products - Includes all products manufactured for commercial and corporate jets.

DataMetrics(TM)
---------------

The Company has re-focused its efforts on re-cultivating and re-establishing ties with procurement agencies of the Department of Defense and its prime contractors.

The Company has designed, developed, manufactured and sold military specification ("mil-spec") and ruggedized information technology equipment, including computers, workstations, printers, chassis and peripheral equipment for use in DoD applications. The Company also participates in the DoD's COTS (Commercial Off The Shelf) procurement which are built to military specifications but contain commercially available components. For the 2001 Fiscal Year, approximately 90% of the Company's revenues were derived from the DoD and defense contractors, of which approximately 47% was derived from contracts directly with the DoD.

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

      Military Printers

      The Company manufactures a wide range of printers, which are categorized as either mil-spec or ruggedized. These printers utilize thermal, impact, ink-jet and laser printing technologies. These printers are purchased and utilized by the DoD as well as by companies and organizations, which manufacture, sell or use data processing or data communications systems that require "hard copy" printouts. The Company's products are incorporated into these systems. The military printers are more reliable than conventional commercial printers and are designed to work in severe environmental applications. The design and component selection allow the Company's printers to withstand certain adverse effects of dirt and grime, corrosion, droppage, bullets, moisture, extremes in hot and cold temperature, and in some cases, nuclear radiation. In connection with the U.S. government military peripheral standardization programs, the DoD has approved and assigned nomenclature (military identification) to standard computer peripherals for its defense systems. Several of the Company's printers have been included in this standardization program, enabling the armed services to select the Company's printers for new systems without incurring the expense of developing new printer documentation for each system. The Company believes that the inclusion of the Company's printers in this standardization program influenced the purchase of its printers on several defense programs.

      Computers

      The Company's ruggedized products combine environmental and mechanical engineering technology with computer technology to produce products that perform identically to commercial counterparts, but are able to operate in adverse environments. The Company offers ruggedized versions of computer devices encased in shock, vibration and temperature resistant housing for products of equipment manufacturers such as Digital Equipment Corporation, Hewlett-Packard Company, Silicon Graphics Inc., and Sun Microsystems Inc. This process often requires the Company to design and manufacture cases, controls, backplanes and power supplies. These products require much shorter development and testing periods than mil-spec products. As such, these products allow the military to deploy state-of-the-art computer technology rapidly, at a price greatly reduced from full mil-spec systems.

      Monitors, Chassis and Peripheral Equipment

      The Company offers mil-spec and ruggedized versions of flat panel monitors and other peripheral equipment (including keyboards and trackballs) encased in shock, vibration and temperature resistant housing. The chassis produced by the Company are used in conjunction with equipment. Military programs use chassis to house sensitive equipment. The Navy P3 Orion, Air Force AWACS and Army Firefinder programs all require rugged rack enclosures to protect the equipment from shock and vibration damage in a harsh operating environment.

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

In Fiscal 2001, the Company's largest customers were the U.S. government, Lockheed Martin Corp., Northrop Grumman Corp., General Dynamics Corp. and Raytheon Corp. The loss of any one of these customers could have a material adverse impact on the results of operations and financial condition of the Company. The Company believes that it has a good reputation with its customers for quality and delivery of its products and services.

The Company's renewed focus on military programs resulted in increased orders in the last half of the 2001 fiscal year, including a follow-on order from Computing Devices, Canada (CDC) - part of General Dynamics - for the IRIS program, an order from the Northrop-Grumman Corporation for an AWACS program upgrade and for the U.S. Army for the Patriot missile program. Shipment for these orders increased revenues for the quarter ended October 28, 2001. Some of the shipments for these programs took place in the fourth quarter when they were actually scheduled for the first quarter of 2002, leaving a small backlog leading into the new year.

Companies that are engaged primarily in supplying equipment and services, directly or indirectly, to the U.S. government are subject to special risks including dependence on government appropriations, termination without cause, contract renegotiation and competition for the available DoD business.

The Company believes that it will benefit from a trend of increasing DoD budget forecasts. The Company's DoD related contracts provide for the right to audit the Company's cost records and are subject to defective pricing regulation. Management does not believe that it has any material exposure of this sort on any such contracts. Accordingly, no provisions have been made in the Company's accounts in connection with defective pricing regulation.

While we project growth in 2002, we also foresee periods of light activity throughout the year. During the years where military/defense business was de-emphasized, the Company did not perform the marketing efforts required to position itself for non-military business. Many of the programs in which we currently participate are on the downward cycle, including the IRIS program (dot matrix and thermal printers) and the Northrop-Grumman (trackballs) program. We expect a short lag between the end of the older programs and the beginning of contracts resulting from our current marketing labors.

Vizzix(TM) Systems
------------------

Vizzix Systems is re-focusing its efforts to capitalize on opportunities in the graphics and traffic sign industries. In April 2001, the Company signed an agreement with Erich Utech, KG, a German company, to jointly develop a printer optimized for the traffic sign industry. To date that effort has not moved forward. In June 2001, the provision in the 3M "Global Agreement" providing exclusivity to 3M for the Digital License Plate(DLP) industry expired. Vizzix Systems began to market its products and services directly to the United States and Mexico. In addition, Vizzix began to work with other participants in the DLP and transportation sign industry. It developed a new graphical user interface, dubbed SizzleWare to facilitate user-friendliness. In January 2002, DataMetrics granted a perpetual exclusive license to 3M for the "vehicle registration and identification" market. The Company received $1,900,000 in cash for the license and related Condor(TM) inventory and ceased operations in the vehicle registration and identification market.

DataMetrics Commercial Airline Products
---------------------------------------

The Company's principal product for commercial avionics is its model 4680 printer. In August 2001, DataMetrics entered into an exclusive distribution agreement with DAC International of Austin, TX to exclusively distribute cockpit printers manufactured by DataMetrics to the airline industry worldwide. The agreement includes an initial stocking package worth $250,000, for which a purchase order has been processed by DataMetrics. While the tragic events of September 11, 2001 has significantly slowed commercial airlines investment in new aircraft and avionics upgrades, the Company remains confident that the association with DAC will be very beneficial. DAC and DataMetrics are discussing the possibility of an aircraft facsimile machine specifically designed for the corporate and business jet marketplace. The association with DAC is part of a plan to focus our sales/marketing/engineering/manufacturing efforts.

SERVICE

Pursuant to maintenance agreements, repair orders or warranty provisions, the Company generally services its printers with its own employees at its facility. The Company sells in-house, non-warranty repairs and maintenance service. For both military and commercial products, the Company's standard warranty period is ninety days, although longer warranty periods are available at customer request for an additional charge.

The Company also sells spare parts and documentation, such as handbooks, operational manuals, schematics and other technical data to assist its customers in maintaining their own equipment.

BACKLOG

     The Company's backlog of funded orders not yet recognized as revenue at October 29, 2000 and October 28, 2001 was approximately $1,303,000 and $595,259, respectively. The entire backlog as of October 28, 2001 is expected to be delivered during the fiscal year ending October 27, 2002.

SOURCES OF SUPPLY

     The Company is generally not dependent upon any one supplier for any raw material or component which it purchases, and there are available alternative sources for such raw materials and components. The Company is currently dependent, however, on certain suppliers for components used in its ruggedized computer devices and peripherals. In the event any of these relationships are not maintained, however, the Company's business would be materially and adversely impacted because the Company would have to purchase similar components upon substantially less favorable terms and conditions.

MARKETING

     DataMetrics has developed a new marketing group of employees comprised of experienced technical professionals who are familiar with the agencies and companies which make up our market. DataMetrics also uses independent manufacturer sales representatives where it is deemed applicable and cost effective both domestically and abroad.

ENVIRONMENTAL EXPOSURE

     DateMetrics is an environmentally responsible member of the community. We use no hazardous materials in our products or our production process. The Company's manufacturing operations are subject to various federal, state and local laws, including those restricting or regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment. The Company is not involved in any pending or threatened proceedings which would require curtailment of, or otherwise restrict, its operations because of such regulations, and compliance with applicable environmental laws has not had a material adverse effect on the business, financial condition or results of operations of the Company.

COMPETITION

     The Company competes in each of its target markets with other companies, principally Carlo Gavazzi, Inc. and Miltope Corporation. Our competitors have substantially greater financial, technical, marketing, distribution and other resources than the Company. The principal competitive factors in the markets in which the Company participates are image quality, product performance and price.

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

EMPLOYEES

     The Company employed 43 persons on a full-time basis as of October 28, 2001, compared to 49 persons on a full-time basis as of October 29, 2000. A union does not represent any of the Company's employees nor is the Company subject to a collective bargaining agreement. The Company's considers relations with its employees to be good.

OTHER MATTERS

     The business of the Company is not seasonal.

     DataMetrics was incorporated in California in October 1962 and was reincorporated in Delaware in April 1987. The Company's corporate offices and manufacturing facilities are located at 1717 Diplomacy Row, Orlando, Florida 32809.

ITEM 2. PROPERTIES.

     The Company's operations are conducted from a 43,000 square foot manufacturing facility in Orlando Florida, which the Company purchased in December 1997.

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

      In April 1998, the owner of the Woodland Hills, CA, premises formerly occupied by the Company sued for the balance of all rent due through the end of the then existing lease agreement plus damages. In March 1999, the Company entered into a Mutual Release and Settlement Agreement wherein the Company paid a total of $850,000 in cash and issued 150,000 shares of Common Stock, concurrent with the release, to the owner. The Company has agreed to register the shares of Common Stock, and under certain circumstances, the Company will issue additional shares of Common Stock to the extent that the market price of the Common Stock falls below certain levels. Since the minimum amount guaranteed of $375,000 in Common Stock by the Company exceeded the Market Value of the Common Stock issued by the Company, the Common Stock has been valued at $2.50 per share. Under the terms of the Agreement, the additional shares required to be issued is approximately 2.7 million shares, which shares have not been issued as of October 28, 2001.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     In December 2001, security holders owning a majority of the outstanding shares of common stock approved a one-for-twenty reverse stock split and an amendment to the Certificate of Incorporation to increase the number of authorized shares of common stock to 800,000,000 and preferred stock to 40,000,000. The Company is preparing an information statement for distribution to its shareholders. The reverse split and amendment will be effective after distribution of the information statement.

                                     PART II

ITEM 5. MARKET FOR DATAMETRICS' COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

     DataMetrics' Common Stock has been listed on the American Stock Exchange (Symbol "DC") from July 1998 through June 2000, at which time it became listed on Over The Counter Bulletin Board (Symbol "DMTR"). The high and low sales for the Common Stock are set forth in the following table.

Fiscal 2002 Quarter Ended                             High            Low
-------------------------                            -------        -------
January 30 .......................................   $0.0900        $0.0350

Fiscal 2001 Quarter Ended                             High            Low
-------------------------                            -------        -------
January 30 .......................................   $0.2200        $0.0700
April 30 .........................................   $0.1850        $0.0700
July 30 ..........................................   $0.0800        $0.0400
October 31 .......................................   $0.0950        $0.0450

Fiscal 2000 Quarter Ended                             High            Low
-------------------------                            -------        -------
January 30 .......................................   $1.7500        $0.9375
April 30 .........................................   $1.1250        $0.5000
July 30 ..........................................   $0.6875        $0.7000
October 29 .......................................   $0.3300        $0.0550

     There were approximately 724 stockholders of record as of October 28, 2001.

      No cash dividends have been paid to Common Stockholders since the Company was founded, and the Company does not intend to do so in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      This report contains certain statements of a forward looking nature relating to future events or the future performance of the Company. Prospective investors are cautioned that such statements are only predictions and those actual events or results may differ materially.

RESULTS OF OPERATIONS

      Fiscal Year 2001 Compared With Fiscal Year 2000.

      Sales for the year ended October 28, 2001 were $4,667,000, an increase of $1,823,000 or 64% compared with sales of $2,844,000 in the prior fiscal year. The increase in sales is attributable to the aggressive reentry into the military market and cultivation of long-standing relationships with major customers like Lockheed Martin, Northrop Grumman, Computing Devices Canada and the Defense Supply Center.

      Cost of sales excluding scrap and writedown of inventory for fiscal 2001 was $3,993,000 (86% of sales); a decrease of $870,000 or 18% compared with $4,863,000 (171% of sales) for the prior fiscal year. Cost of sales included significant writedowns of inventory after this evaluation which was considered to be slow moving and obsolete. A great deal of inventory after this analysis was disposed of. More conservative inventory policies have been implemented. $2,388,000 of inventory has been scrapped and or written off consistent with our move to assess the net realizable value of the inventory and comply with Generally Accepted Accounting Principles.

      Selling, general and administrative expenses for the year ended October 28, 2001, were $1,981,000 (43% of sales) a decrease of $718,000 or 16%, compared with $2,699,000 (95% of sales) for the same period in the prior fiscal year. The decrease was due to a reduction in administrative staff and general cost control procedures implemented.

      Net interest expense was $1,031,000 for the year ended October 28, 2001 compared with net interest expense of $1,747,000 for the prior year. This decrease is due to the debt restructure which commenced in January, 2001.

      There was an extraordinary event in the form of a collection on a key man life insurance policy on the Company's former chairman early in the year. The net proceeds amounted to $1,046,000.

      The net loss for the year ended October 28, 2001 amounted to $5,361,000, a decrease of $2,770,000 compared with a loss of $7,897,000 for the prior fiscal year. The loss for the current period is attributable to the Company's decision in the prior period to withdraw from the military/defense business. The reversal and reentry into this market has been difficult. DataMetrics is currently building a sales and marketing team to develop this market once again.

      Management has determined that, based on the Company's historical losses from recurring operations, the Company will most likely not recognize its net deferred tax assets at October 28, 2001. Ultimate recognition of these tax assets is dependent, to some extent, on the future revenue levels and margins of the Company. It is the intention of management to assess the appropriate level for the valuation allowance each quarter.

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

      Net interest amounted to $1,747,000 for the year ended October 29, 2000 compared with net interest expense of $1,259,000 for the prior year. This increase is due to higher outstanding borrowings and higher amortization of original issue discount from warrants issued in connection with certain borrowings.

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

      Net cash used in operations was $2.5 million and $2.2 million in 2001 and 2000, respectively. The change from 2000 to 2001 was due to ongoing losses and reentry into the military market.

     Net cash provided by (used in) investing activities was $.02 million and $.8 million in 2001 and 2000, respectively. The expenditure for capital equipment was severely curtailed.

     Net cash provided by financing activities was $2.8 million and $1.3 million in 2001 and 2000, respectively. The change from 2000 to 2001 was primarily related to the debt restructuring in the first quarter. It was enhanced later in the second quarter with a senior convertible debt issue for $1.025 million.

     The Company continues to have substantial debt due in 2002 and 2003, which debt cannot now be repaid from cash or other proceeds from operations. As a result, additional capital is required to meet its debt obligations and satisfy operating expenses in the short term.

     Effective January 31, 2001, DMTR LLC (an entity whose managing member is Bruce Galloway, the Company's Chairman) provided the Company with a line of credit in the maximum amount of $798,860 (the "Line of Credit"). Accordingly, the Company (assuming a draw of the entire Line of Credit) is obligated to DMTR in the aggregate amount of $3,600,000 (comprised of $1,496,140 on the senior bank loan assigned from Branch Banking and Trust Company (the "Senior Bank Loan"), $1,305,000 on certain bridge financings and $798,860 on the Line of Credit). The Line of Credit has a term of two years with interest (payable monthly) at the Base Rate of Citibank, N.A. plus 100 basis points and is secured by all assets of the Company, a pledge of the Company's stock in MadeMyWay and the assets of MadeMyWay. To the extent such assets and stock are pledged to secure the Senior Bank Loan and the Bridge Financings, the security for the Line of Credit is subject to such prior security interests. The Company is also obligated to make mandatory prepayments of the principal of the Line of Credit on a monthly basis to the extent the Company has available cash in excess of $200,000. Simultaneously with the closing of the Line of Credit, DMTR agreed to modify the terms of the Senior Bank Loan and the Bridge Financings to conform those terms to the terms of the Line of Credit. Therefore, the Senior Bank Loan and the Bridge Financings mature on January 31, 2003, accrue interest (payable monthly) at the Base Rate of Citibank N.A. plus 100 basis points and are subject to the mandatory prepayment provision set forth in the Line of Credit. As additional consideration for the financings provided by DMTR, the Company issued a Warrant to DMTR to acquire up to 7,000,000 shares of the common stock on a fully diluted basis with an exercise price of $1.00 per share, exercisable through January 31, 2007. Such issuance gives effect to the company's proposed one-for-20 reverse stock split. DMTR has exchanged $700,000 in principal amount of the Bridge Financings for the issuance of 14,000,000 shares of common stock (with demand registration rights), such number of shares determined on a proposed pre-reverse stock split basis.

     The Company has reached an agreement with 96% of the holders of the 10% Subordinated Notes dated December 24, 1998 in the aggregate principal amount of $3,524,000 as of December 31, 2000 (the "10% Notes") to exchange each $1.00 face amount of the outstanding 10% Notes and accrued interest for shares of common stock. The Company will issue approximately 5,019,434 shares of common stock upon the effectiveness of the proposed reverse stock split. Such issuance gives effect to the Company's proposed one-for-20 reverse stock split.

     The Company has reached an agreement with the holders of its 12% Senior Subordinated Convertible Secured Notes dated August 2, 1999 in the aggregate principal amount of $2,835,607 as of December 31, 2000 (the "12% Notes") to exchange 1.1 shares of the Company's common stock for each $1.00 in principal of the outstanding 12% Notes. The Company will issue approximately 3,200,000 shares of common stock upon the effectiveness of the proposed reverse stock split. Such issuance gives effect to the Company's proposed one for 20 reverse stock split. When the exchange is consummated, the holders of the 10% Notes and the 12% Notes will waive all amounts owing in respect of the notes, whether of principal, interest, premium or penalty.

     In April 2001, the Company issued Senior Priority Convertible Notes in the principal amount of $1,025,000. The notes are convertible into shares of common stock and secured against all of the Company's assets. Such security is senior to that of DMTR, LLC. The maturity date of the Notes is two years from date of issue. The interest rate on the notes is ten (10%) percent per annum. Upon the effectiveness of the one-for-20 reverse stock split, the Notes shall be converted into 4,000,000 shares of common stock on a post split basis and the investors shall be issued warrants to purchase 4,000,000 shares of common stock at an exercise price of $.32 per share. The Company used the proceeds of this offering for general working capital purposes.

     In January 2002, the Company granted 3M an exclusive license for the "vehicle registration and identification" market and sold certain related equipment for $1,900,000. The Company intends to use the proceeds for marketing expenses and for its restructuring.

RECENT ACCOUNTING STANDARDS

      A detailed explanation of Recent Accounting Standards and their effects on the financial statements can be found in the notes to the financial statements.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On September 19, 2001 BDO Seidman, LLP (the "former accountant") notified the Company that the client-auditor relationship had ceased. The former accountant had served as the Company's independent public accountant for two years ended October 29, 2000 its withdrawal. The former accountant's report on the financial statements for the past two years did not contain as adverse opinion or a disclaimer of opinion. There were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedure.

     The Company engaged Davis, Monk & Company to replace the Company's former accountant as the Company's independent public accountant.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS

     Management is vested in DataMetrics' Board of Directors and officers. The Board of Directors is divided into three classes with two members in Class I (Bruce Galloway and Daniel Bertram), two members in Class II (Gary Herman and Thomas Leonardis) and two members in Class III (Douglas Friedenberg and James Youngblood). Each class is elected for a term of three years at each annual meeting, shareholders elect Directors to succeed those Directors in the class whose term expires at that annual meeting. Each newly elected Director holds office until the third succeeding annual meeting and until the election and qualification of his or her successor. The officers of the Company hold office at the discretion of the Board of Directors. There was no annual meeting of shareholders in 2001.

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

     Name                  Age       Title
     ----                  ---       -----

Bruce R. Galloway          44       Chairman, Director
Daniel Bertram             41       Chief Executive Officer, Director
Phillip E. Lambert         53       Chief Accounting Officer
Gary Herman                37       Secretary, Director
Douglas S. Friedenberg     50       Director
Thomas Leonardis           58       Director
James Youngblood           67       Director

BUSINESS EXPERIENCE

      Bruce R. Galloway, Chairman of the Board. Mr. Galloway has been Chairman of the Board since August 2000. Mr. Galloway is currently a managing director of Burnham Securities Inc., a New York-based investment bank. Prior to joining Burnham in 1993, Mr. Galloway was a senior vice president at Oppenheimer & Company, a New York-based an investment bank, from 1991 through 1993. Mr. Galloway holds a B.A. degree in Economics from Hobart College and an M.B.A. in Finance from New York University's Stern Graduate School of Business. He is also the Chairman of International Microcomputer Software, Inc. and Digital Systems Group Inc., as well as a director of Waiter.com.

      Daniel Bertram, Chief Executive Officer. Mr. Bertram became CEO of the Company in May 2001 after serving as Vice President for Marketing and Sales since March 2001. Mr. Bertram was a principal of Conesys, Inc. from 1998 through February 2001. From 1997 through 1998 he was a principal of Bertram Co., a consulting firm. He served as Vice President for Sales and Customer Support for Staefa Control System (now a Siemens Company) from 1991 to 1996. Prior to his work at Staefa, he served as Regional Distribution Manager for Telemecanique/Square D, a U.S. subsidiary of Groupe Schneider, France, a global leader in Industrial Automation Systems and Components, where he grew its representative network in 13 western states. He was also Northeast Regional Marketing Manager for Leroy-Somer, Inc. (now a division of Emerson Electric). Mr. Bertram holds a Master of Arts in Industrial/Organizational Psychology from Pepperdine University, and a Bachelor of Arts from Marquette University.

      Phillip Lambert, Chief Accounting Officer. Mr. Lambert became Chief Accounting Officer in July 2001. He previously worked in private practice as an accountant from 1997 through February 2001. He was Chief Financial Officer of ThermoPlastics Composite Design, Inc. from 1993 through 1997. He previously worked for 20 years as a financial manager in the defense industry with Lockheed Martin, Litton Industries and several other large defense contractors. His primary focus has been in financial reporting and planning but additional functions performed included contracts and management information systems. He is a CPA in the State of Florida and has experience with SEC reporting and compliance.

      Gary Herman, Director. Mr. Herman has been a director of the Company since August 2000. He is an Associate Managing Director in the Galloway Division at Burnham Securities, Inc., a New York-based investment bank. Prior to joining Burnham, Mr. Herman was a managing partner of The Kingshill Group, Inc., a merchant banking firm with offices in New York and Tokyo. He is currently the chairman of the Board and Chief Executive Officer of Digital Creative Development Corporation and Chairman of Novex Systems, Comstar Interactive Corp., a director of Heavy Com, Inc. and the NYC Industrial Development Agency.

      Doug Friedenberg, Director. Mr. Friedenberg has been a director of the Company from October 1996 through June 2000 and from August 2000 to the present. From July 1991 through March 1993, Mr. Friedenberg was the President of Unicorn Capital Management, a hedge fund manager. Mr. Friedenberg is a Director of Novex Systems.

      Thomas Leonardis, Director. Mr. Leonardis has been a director since November 2001. He is President & CEO of Channel Resources, Inc., a consulting firm. He is a senior executive with experience with companies such as Staefs Control System and Time Energy. Management experiences span general management, sales and marketing, and operations. He has international business experience in Europe, Asia and Latin America.

      James Youngblood, Director. Mr. Youngblood has forty-five years of experience in the computer peripheral field. He has fifteen years of experience in the commercial field and thirty years in military products. Prior to joining DataMetrics, he was the President of Peripheral Equipment Corporation (PEC). Prior to PEC, he was Director of International Operations of DataMetrics Corporation from 1989 to 1996.

      The audit committee of the Company is comprised of Douglas S. Friendenberg and Thomas Leonardis.

BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, directors and persons who own more than ten percent of the Company's common shares to file reports of ownership with the SEC and to furnish the Company with copies of these reports. Based solely upon its review of reports received by it, or upon written representations from certain reporting persons that no reports were required, the Company believes that during fiscal year 2001 all filing requirements were met.

ITEM 10. EXECUTIVE COMPENSATION

      The following table shows, for the fiscal year ended October 28, 2001, the compensation earned by the current Chief Executive Officer of the Company and two named executive officers.

                           SUMMARY COMPENSATION TABLE
                               ANNUAL COMPENSATION

                                                                         Long Term Compensation
                                                                         ----------------------
                                                                         Awards                        Payouts
                                                                         ------                        -------
                                                                                         Securities
                                                                                         Underlying
                                                         Other           Restricted      Options and                   All Other
Name and                   Fiscal    Base                Annual          Stock Award(s)  Warrants      LTIP** Payouts  Compensation
Principal Position         Year      Salary      Bonus   Compensation    ($)             (#)           ($)             ($)
------------------         ------    ---------   -----   ------------    -----------     ---------     -------         ------------
Daniel Bertram(1)(2)       2001      $ 144,000   -       $ 7,200(3)      -               3,000,000(5)  -               4,231(4)
Phillip E. Lambert         2001      $  65,000   -       -               -               -                             -
James Youndblood           2001      $ 100,000


                     Option/SAR* Grants in Last Fiscal Year
                               (Individual Grants)


                     Number of Securities       Percent of Total Options/SARs
                     Underlying Options/SARs    Granted to Employees in
Name                 Granted (#)                Fiscal Year                      Exercise or Base Price     Expiration Date
-----------------    -----------------------    -----------------------------    ----------------------     ---------------
Daniel Bertram       3,000,000                  100%                             1.0                        -

*Stock Appreciation Rights (SARs) refers to SARS payable in cash or stock including SARs payable in cash or stock at the election of the Company.

**LTIP means any plan providing compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year.

(1)  Hired March 2001.
(2)  Promoted to CEO, June 2001.
(3)  Car allowances.
(4)  Bonus.
(5)  Granted option in July 2001 for 3,000,000 shares.

           Long-Term Incentive Plans - Awards in the Last Fiscal Year

None

DIRECTOR COMPENSATION

      On February 28, 2002, the Company awarded options to purchase shares of common stock to Messrs. Bertram, Galloway, Herman and Friedenberg. The options are exercisable following the effectiveness of the Company's one-for-20 reverse stock split for a period of 5 years at an exercise price equal to 50% of the average closing bid price per share of common stock for the first 30 trading days after the effectiveness of the reverse split. Messrs. Bertram and Galloway each received options for 2,041,365 shares of common stock on a post split basis as management incentive options. Messrs. Herman and Friedenberg received options for 765,512 and 255,171 shares respectively on a post split basis in consideration for their work in the restructuring of the Company's capital structure in 2001 and 2002.

EMPLOYMENT AGREEMENTS

      Pursuant to an agreement with the Company dated June 2001, Daniel Bertram has agreed to serve two years as the President/Chief Executive Officer. His annual salary is $144,000. He also receives a monthly automobile allowance, the Company's benefit package and housing in Florida which the Company leases for $1,200 per month. He will receive stock options and bonuses as determined by the Board of Directors.

ITEM 11. PRINCIPAL SHAREHOLDERS AND SECURITY OWNERSHIP OF MANAGEMENT

     The following table sets forth, as of March 7, 2002, the number and percentage of shares of the Company's Common Stock owned beneficially, by class and on a combined basis, by (i) each current director, (ii) each executive officer, (iii) all executive officers and directors as a group, and (iv) each person who is known by us to own beneficially more than 5% of our Common Stock. Except as otherwise indicated, the beneficial owners listed in the table have sole voting and investment powers with respect to the shares.

Name and Address of               Number of Shares         Percent of Shares
Beneficial Owner                  Beneficially Owned       Beneficially Owned
------------------------         --------------------      -------------------
Bruce R. Galloway (1)(2)              15,040,740                  37.8
Daniel Bertram (1)(3)                  3,179,000                   7.5
Douglas Friedenberg (1)(4)                90,752                  --
James Youngblood (5)                   5,095,381                  11.3
Gary Herman (1)(6)                             0                   0
Thomas Leonardis (1)                           0                   0
QuilCap Corp. (7)                      5,500,000                  12.3
Headwaters Capital, LLC (8)            5,000,000                  11.2

All Executive Officers &
 Directors as a Group                 23,680,374                  --

Notes:

(1) The address of each of these persons is c/o DataMetrics Corporation, 1717 Diplomacy Row, Orlando, Florida 32809.

(2) Includes 276,719 shares of common stock over an account which Mr. Galloway has indirect beneficial ownership, 221,119 shares of which are to be issued to Mr. Galloway in exchange for $201,018 in principal amount of indebtedness owing to Mr. Galloway under a certain 12% Subordinated Convertible Secured Note (the "12% Notes") issued to Mr. Galloway. Includes 5,000 shares owned by Mr. Galloway's wife, Sara Herbert Galloway and 20,000 shares over an account which Mr. Galloway's wife has indirect beneficial ownership. Includes 39,021 shares to be issued to Mr. Galloway in exchange for $35,474 in principal amount of indebtedness owing to Mr. Galloway under the 12% Notes. Includes 14,000,000 shares of common stock owned by DMTR, LLC, ("DMTR") of which Mr. Galloway is managing member. Does not include a Warrant issued to DMTR to purchase 7,000,000 shares of Common Stock at $1.00 per share after giving effect to the proposed stock split and options issued to Mr. Galloway for 2,041,365 shares of common stock on a post split basis at an exercise price equal to 50% of the average closing bid price per share of common stock for the first 30 trading days after the effectiveness of the reverse split.

(3) Includes 3,000,000 shares of Common Stock underlying certain options exercisable at a price of $.05 per share. These options to purchase up to 3,000,000 shares of Common Stock were issued to Mr. Bertram as part of his compensation for serving as CEO of the Company. Does not include options to purchase $2,041,365 shares of common stock on a post split basis at an exercise price equal to 50% of the average closing bid price per share of common stock for the first 30 trading days after the effectiveness of the reverse split.

(4) Does not include options for 255,171 shares of common stock on a post-split basis at an exercise price equal to 50% of the average closing bid price per share of common stock for the first 30 trading days after the effectiveness of the reverse split.

(5) Includes warrants to purchase 5,058,030 shares of common stock at an exercise price of $.07 per shares issued to a family trust of which Mr. Youngblood is a trustee in connection with the acquisition of Peripheral Equipment Corporation in November 2001.

(6) Does not include options for 765,512 shares of common stock on a post-split basis at an exercise price equal to 50% of the average closing bid price per share of common stock for the first 30 trading days after the effectiveness of the reverse split.

(7) Includes warrants to purchase 5,500,000 shares of common stock at an exercise price of $.06 per share.

(8) The address of Headwaters Capital, LLC is 220 Montgomery Street, Suite 500, San Francisco, California 94965.

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

     The Company's senior secured bank facility with Branch Banking & Trust Corporation in the amount of $1,496,140 was in default. In August 2000, the Bank drew on a standby letter of credit posted by Roy and Carl Doumani, as guarantors, in full satisfaction of the Company's obligations to the Bank and assigned the loan documents and collateral to the Doumanis. An investment group headed by Bruce Galloway, DMTR, LLC, a New York limited liability company ("DMTR"), satisfied all obligations under those loan documents owing to the Doumanis, and DMTR has taken an assignment of the loan documents and the collateral securing that loan. In addition, DMTR has repaid in December all of the Company's Bridge Financings in the aggregate amount of $1,305,000 plus interest thereon and taken an assignment of the loan documents evidencing the Bridge Financings and an assignment of the collateral securing the Bridge Financings.

     Effective January 31, 2001, DMTR and the Company executed loan documents to provide the Company with a line of credit in the maximum amount of $798,860 (the "Line of Credit"). Accordingly, the Company (assuming a draw of the entire Line of Credit) is obligated to DMTR in the aggregate amount of $3,600,000 (comprised of $1,496,140 on the senior bank loan assigned from Branch Banking and Trust Company, $1,305,000 on certain bridge financings and $798,860 on the Line of Credit). The Line of Credit has a term of two years with interest (payable monthly) at the Base Rate of Citibank, N.A. plus 100 basis points and is secured by all assets of the Company, a pledge of the Company's stock in MadeMyWay and the assets of MadeMyWay. To the extent such assets and stock are pledged to secure the Senior Bank Loan and the Bridge Financings, the security for the Line of Credit is subject to such prior security interests. The Company is also obligated to make mandatory prepayments of the principal of the Line of Credit on a monthly basis to the extent the Company has available cash in excess of $200,000. Simultaneously with the closing of the Line of Credit, DMTR agreed to modify the terms of the Senior Bank Loan and the Bridge Financings to conform those terms to the terms of the Line of Credit. Therefore, the Senior Bank Loan and the Bridge Financings mature on January 31, 2003, accrue interest (payable monthly) at the Base Rate of Citibank N.A. plus 100 basis points and are subject to the mandatory prepayment provision set forth in the Line of Credit. As additional consideration for the financings provided by DMTR, the Company issued a Warrant to DMTR to acquire up to 7,000,000 shares of the Common Stock of the Company on a fully diluted basis with an exercise price of $1.00 per share, exercisable through January

31, 2007. Such issuance gives effect to the company's proposed reverse stock split. DMTR has exchanged $700,000 in principal amount of the Bridge Financings for the issuance of 14,000,000 shares of common stock
(with demand registration rights), such number of shares determined on a proposed post reverse stock split basis.

     Gary Herman is the Chairman and Chief Executive Officer of Digital Creative Development Corporation ("DCDC"). In March 2000, DCDC purchased 600,000 shares of common stock of MadeMyWay, a subsidiary of the Company, for $1,200,000. Pusuant to the purchase agreement, such 600,000 shares of common stock are convertible into 2,000,000 of the Company's common stock. In addition, in November 2000, DCDC advanced $180,000 of $1,305,000 in bridge loans of the Company. Such amount has been repaid to DCDC.

      On December 7, 2001, the Company executed a letter agreement with QuilCap Corp. ("QuilCap") whereby QuilCap sold certain Subordinated Promissory Notes (the "Notes") held by three investment funds controlled by QuilCap for an aggregate purchase price of $319,184 (the "Purchase Price"). The Purchase Price of the Notes represented an 85% discount of the $2,127,896 aggregate principal amount of the Notes, which were originally purchased by QuilCap in 1998. As additional consideration for the purchase of the Notes, the Company issued the three funds warrants to purchase an aggregate of 5,500,000 shares of the Company's Common Stock at a price of $.06 per share. The Notes were purchased by certain employees of the Company with funds advanced by the Company.

     On February 28, 2002, the Company awarded options to purchase shares of common stock to Messrs. Bertram, Galloway, Herman and Friedenberg. The options are exercisable following the effectiveness of the Company's one-for-20 reverse stock split for a period of 5 years at an exercise price equal to 50% of the average closing bid price per share of common stock for the first 30 trading days after the effectiveness of the reverse split. Messrs. Bertram and Galloway each received options for 2,041,365 shares of common stock on a post split basis as management incentive options. Messrs. Herman and Friedenberg received options for 765,512 and 255,171 shares respectively on a post split basis in consideration for their work in the restructuring of the Company's capital structure in 2001 and 2002.

                                     PART IV

                             DATAMETRICS CORPORATION
                  10-KSB for fiscal year ended October 28, 2001

(a)                 EXHIBIT LIST and DESCRIPTION OF EXHIBITS
-------------------------------------------------------------------------------

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

10.19 Loan Agreement dated January 31, 2001 between the Company and DMTR, LLC (incorporated by reference to the Registrant's Form 10-K filed on February 13, 2001).

10.20 Secured Promissory Note dated January 31, 2001 issued by the Company to DMTR, LLC (incorporated by reference to the Registrant's Form 10-K filed on February 13, 2001).

10.21 Modification and Amendment Agreement dated January 31, 2001 between the Company and DMTR, LLC (incorporated by reference to the Registrant's Form 10-K filed on February 13, 2001).

10.22 Modification and Amendment Agreement dated January 31, 2001 between the Company and DMTR, LLC (incorporated by reference to the Registrant's Form 10-K filed on February 13, 2001).

10.23 Exchange Agreement dated as of January 31, 2001 between the Company and DMTR, LLC (incorporated by reference to the Registrant's Form 10-K filed on February 13, 2001).

10.24 Registration Rights Agreement dated as of January 31, 2001 between the Company and DMTR, LLC (incorporated by reference to the Registrant's Form 10-K filed on February 13, 2001).

10.25 Security Agreement dated January 31, 2001 between the Company and DMTR, LLC (incorporated by reference to the Registrant's Form 10-K filed on February 13, 2001).

10.26 Security Agreement dated January 31, 2001 between the MadeMyWay.Com, Inc. and DMTR, LLC (incorporated by reference to the Registrant's Form 10-K filed on February 13, 2001).

10.27 Pledge Agreement dated January 31, 2001 between the Company and DMTR, LLC (incorporated by reference to the Registrant's Form 10-K filed on February 13, 2001).

10.24 Form of Letter of Acceptance relating to Exchange Offer to holders of the Company's 10% Subordinated Notes (incorporated by reference to the Registrant's Form 10-K filed on February 13, 2001).

10.25 Agreement and Plan of Merger between the Company, PEC and Merger Sub dated November 19, 2001 (incorporated by reference from the Form 8-K filed on December 5, 2001) (incorporated by reference to the Registrant's Form 10-K filed on February 13, 2001).

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

99.9 Press Release (incorporated by reference to Exhibit 99.1 to Registrant's Form 8-K filed on August 18, 2000).

99.10 Press Release (incorporated by reference to Exhibit 99.2 to Registrant's From 8-K filed on August 18, 2000).

(b) Reports on Form 8-K - None

EXHIBIT 21.1

Subsidiaries of Small Business Issuer
-------------------------------------

1. MadeMyWay.Com (Became Inactive During The 2001 Fiscal Year And The Investment Was Written Off).

2.    Peripheral Equipment Corporation.

     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Orlando, State of Florida, on the 12th day of March, 2002.

                                                 DataMetrics CORPORATION

                                                 /s/ Daniel Bertram
                                                 -----------------------
                                                 Daniel Bertram
                                                 Chief Executive Officer

                                                 /s/ Phillip E. Lambert
                                                 ------------------------
                                                 Phillip E. Lambert
                                                 Controller


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name                           Title                         Date
------------------------       -----------------------       -----------------

/s/ Daniel Bertram             Chief Executive Officer,      March 12, 2002
------------------------       Director
    Daniel Bertram

/s/ Bruce R. Galloway          Chairman of the Board         March 12, 2002
------------------------
    Bruce R. Galloway

/s/ Gary L. Herman             Secretary, Director           March 12, 2002
------------------------
    Gary L. Herman

/s/ Douglas S. Friedenberg     Director                      March 12, 2002
------------------------
    Douglas S. Friedenberg

                               Director
------------------------
    James Youngblood

                               Director
------------------------
    Thomas Leonardis

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                   Form 10-KSB

                                                                         Page

Consolidated Financial Statements

Report of Independent Certified Public Accountants October 28, 2001 .... F-2

Report of Independent Certified Public Accountants October 29, 2000..... F-3

Consolidated Balance Sheet as of October 28, 2001....................... F-4

Consolidated Statements of Operations for the
fiscal years ended October 28, 2001 and October 29, 2001................ F-5

Consolidated Statements of Stockholders' Equity for the
fiscal years ended October 28, 2001 and October 29, 2001................ F-5

Consolidated Statements of Cash Flows for the
fiscal years ended October 28, 2001 and October 29, 2001................ F-7

Notes to the Consolidated Financial Statements.......................... F-8-23

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors and Stockholders
DataMetrics Corporation
Orlando, Florida

We have audited the accompanying consolidated balance sheet of DataMetrics Corporation and Subsidiaries as of October 28, 2001 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DataMetrics Corporation and Subsidiaries as of October 28, 2001 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred significant losses from operations, and has a stockholders' deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Davis, Monk & Company
-------------------------
DAVIS, MONK & COMPANY

Gainesville, Florida
December 14, 2001

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders
DataMetrics Corporation


      We have audited the accompanying consolidated statements of operations and cash flows of DataMetrics Corporation and Subsidiaries for the year ended October 29, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated statements of operations and cash flows present fairly, in all material respects, the result of operations and cash flows of DataMetrics Corporation and Subsidiaries for the year ended October 29, 2000 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company continues to experience significant losses from operations which raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are described in Note 2. The accompanying financial statements do not include any adjustments relating to this matter.

                                              /s/ BDO Seidman, LLP
                                              --------------------
                                              BDO Seidman, LLP

New York, New York
January 16, 2001

(except as to Notes 8 and 9
which are as of February 13, 2001)

                    DATAMETRICS Corporation And Subsidiaries
                           Consolidated Balance Sheet
                                October 28, 2001
                                 (in thousands)

ASSETS
Current assets:
              Cash                                                                              $    246
              Accounts Receivable, net of allowance for doubtful accounts of $50 (Note 1)          1,415
              Inventories, net of allowance for obsolete or slow
                moving inventory of $6,012 (Notes 1 and 4)                                         2,169
              Prepaid expenses and other current assets                                               53
                                                                                                --------

                     Total current assets                                                          3,883
 Property and equipment, at cost: (Note 1)
              Land (Note 7)                                                                          420
              Building and improvements (Note 7)                                                   1,042
              Machinery and equipment                                                                738
              Furniture, fixtures and computer equipment                                           1,186
                                                                                                --------
                                                                                                   3,386
              Less: Accumulated depreciation                                                      (1,649)

                     Net property and equipment                                                    1,737

              Total Assets                                                                      $  5,620
                                                                                                ========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:

              Current maturities of note payable (Note 7)                                       $     26
              Accounts payable                                                                       839
              Accrued expenses                                                                     1,211
                                                                                                --------
                     Total current liabilities                                                     2,076
              Note Payable (Note 7)                                                                  870
              Long-term debt (Notes 8)                                                             6,359
              Loan payable (Note 8)                                                                2,900
              Senior convertible debt (Note 8)                                                     1,025
                                                                                                --------

              Total liabilities                                                                   13,230
                                                                                                --------

Stockholders' deficit: (Note 11)
              Common Stock, $.01 par value; 40,000,000 shares
                authorized; 34,512,227 shares issued and outstanding                                 345
              Additional paid-in capital                                                          46,079
              Accumulated deficit                                                                (54,034)
                                                                                                --------

                   Total stockholders' deficit                                                    (7,610)
                                                                                                --------

              Total Liabilities and Stockholders' Deficit                                       $  5,620
                                                                                                ========

See accompanying notes to consolidated financial statements

                    DataMetrics Corporation And Subsidiaries
                      Consolidated Statement of Operations
                       For The Year Ended October 28, 2001
                      (in thousands, except per share data)

                                                     Fiscal          Fiscal
                                                     Year Ended      Year Ended
                                                     -----------     -----------
                                                     October 28,     October 29,
                                                        2001            2000
                                                     -----------     -----------
 Sales (Note 1)                                         $4,667         $2,844

Cost of Sales
      Purchases, manufacturing and overhead              3,993          4,863
      Scrap and writedown of inventory (Note 4)          2,388          1,450
                                                      --------       --------
                                                         6,381          6,313

Gross (loss) profit                                     (1,714)        (3,469)
Selling, general and administrative expenses            (1,981)        (2,699)

Loss from operations                                    (3,695)        (6,168)

   Interest expense                                     (1,031)        (1,747)
   Loss on refinancing                                  (1,487)
                                                      --------       --------
Total other income and expense                          (2,518)        (1,747)

Loss before minority interest                           (6,213)        (7,915)
Minority interest                                            0             18
                                                      --------       --------
Loss before discontinued operations
    and extraordinary income                            (6,213)       ($7,897)
Loss on disposal of division (Note 15)                    (194)
                                                      --------
Loss before extraordinary income                        (6,407)
Extraordinary income (Note 14)                           1,046
                                                      --------       --------

             Net loss                                   (5,361)       ($7,897)
                                                      ========       ========

Loss per share of common stock:
Basic and diluted                                        $0.25          $0.41
                                                      ========       ========

Weighted average number of common shares outstanding:
Basic and diluted                                       21,240         19,157
                                                      ========       ========

See accompanying notes to consolidated financial statements

                    DataMetrics Corporation And Subsidiaries
            Consolidated Statement of Stockholders' Equity (Deficit)
                      (in thousands, except for share data)

                                                       Common Stock                 Additional                         Total
                                                     ----------------                Paid-In        Accumulated    Stockholders'
                                                     Number of Shares     Amount     Capital          Deficit         Deficit
                                                     ----------------     ------    ----------      -----------    -------------
Balances at October 31, 1999                            18,997,227         $190       $42,703        ($40,776)         $2,117

Sales of equity interest in subsidiary                                                $ 1,182                          $1,182

Issuance of common stock and warrants
   net of issuance costs                                 1,015,000         $ 10       $    87                             $97

Net loss                                                                                              ($7,897)        ($7,897)

Balances at October 29, 2000                            20,012,227         $200       $43,972        ($48,673)        ($4,501)

Conversion of warrants                                     500,000         $  5       $    61                             $66

Issuance of common stock relating to                    14,000,000         $140       $ 2,046                          $2,186
Debt Restructure

Net loss                                                                                              ($5,361)        ($5,361)
                                                        ----------         ----       -------        --------         -------
Balances at October 28, 2001                            34,512,227         $345       $46,079        ($54,034)        ($7,610)
                                                        ==========         ====       =======        ========         =======

See accompanying notes to consolidated financial statements

                    DataMetrics Corporation And Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                 For the Year Ended
                                                                        -------------------------------------
                                                                        October 28, 2001     October 29, 2000
                                                                        ----------------     ----------------
Cash Flows from Operating Activities:
   Net Loss                                                                ($5,361)              ($7,897)
   Adjustments to reconcile net loss to net cash used
   in operating activities:
      Depreciation                                                             298                   328
      Write down of inventory                                                2,388                 1,450
      Non-cash interest and financing costs                                                        1,087
      Other non-cash charges                                                    31
      Minority interest in net loss in subsidiary                                0                   (18)

Changes in assets and liabilities:
   Accounts receivable                                                      (1,342)                2,318
   Inventories                                                                 (85)                   21
   Prepaid expenses and other current assets                                 1,205                   634
   Other assets-current portion long-term debt                                                      (493)
   Accounts payable                                                            174                  (276)
   Accrued expenses                                                            212                   596
                                                                           -------               -------
      Net cash used in operating activities                                 (2,511)               (2,219)

Cash Flows from Investing Activities:
   Capital expenditures for property and equipment                             (25)                 (362)
   Proceeds from sale of equity in subsidiary                                                      1,200
                                                                           -------               -------

      Net cash provided by (used in ) investing activities                     (25)                  838
                                                                           -------               -------

Cash Flows from Financing Activities:
   Proceeds from senior convertible note                                     1,025
   Borrowings on revolving line of credit                                                             46
   Payments on long-term debt                                               (1,320)                  (22)
   Borrowings on loan payable                                                   83                    77
   Proceeds from bridge notes                                                2,900                 1,105
   Proceeds from the issuance of common stock and warrants                      66                    66
                                                                           -------               -------

      Net cash provided by financing activities                              2,754                 1,272

Net (decrease) increase in cash                                                218                  (109)
Cash at the beginning of the period                                             28                   137
                                                                           -------               -------
Cash at the end of the period                                              $   246               $    28
                                                                           -------               -------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Interest paid, net                                                      $   445               $   539
   Non-cash activity:
   Issuance of common stock in exchange for debt relief                    $ 2,252
   Conversion of accrued interest to 12% Subordinated
      Convertible Secured Notes Due 2000                                                         $   305

See accompanying notes to consolidated financial statements

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

BASIS OF PRESENTATION AND CONSOLIDATION

      The accompanying financial statements include the accounts of DataMetrics Corporation and its wholly- and majority owned subsidiary (collectively, the "Company"). The subsidiary which the Company had during the year is MadeMyWay. It ceased operations early in the year and the investments in it was written off. The Company's fiscal year end is the last Sunday of each October.

REVENUE RECOGNITION

     The Company recognizes revenue on the sale of product and parts when shipped.

      The Company provides an accrual for future warranty costs at the time of revenue recognition based upon the relationship of prior year sales to actual warranty costs. The warranty for the Company's products generally covers defects in material and workmanship. The current accrual represents the average outstanding warranty of approximately ninety days and is included in accrued expenses.

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

      Approximately 47% of the Company's sales during fiscal years 2001 and 2000, respectively, were to various U.S. government agencies under prime contracts or to prime contractors having sales to such agencies. Export sales to foreign customers amounted to $1.3 million or 27% of total sales in fiscal year 2001. Export sales to foreign customers amounted to $664,000 or 23% of sales in fiscal year 2000. The Company's three largest customers accounted for 27%, 12% and 12% of the Company's sales for the fiscal year ended October 28, 2001. Its three largest customers accounted for 28%, 23% and 18% of the Company's sales for the fiscal year ended October 29, 2000.

                    DATAMETRICS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

INVENTORIES

      Inventories, which primarily include purchased parts and subassemblies, are stated at the lower or cost (first-in, first-out) or market. Contract inventory costs include purchased materials, direct labor and manufacturing overhead.

PROPERTY AND EQUIPMENT

     Depreciation of property and equipment are provided using the straight-line method over the following estimated useful lives:

Building and improvements.....................   39 years
Machinery and equipment.......................   2 to 5 years
Furniture, fixtures and computer equipment....   2 to 8 years

USE OF ESTIMATES

      The preparation of financial statements in accordance with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

LOSS PER SHARE

      Net loss per share of common stock is computed based upon the weighted average number of common shares and share equivalents outstanding during the year. Stock options and warrants, and preferred stock are not included as share equivalents since their inclusion would be antidilutive.

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

INCOME TAXES

      Income taxes are calculated using the liability method specified by SFAS No. 109, "Accounting for Income Taxes". SFAS No.109 requires a company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in a company's financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent realization is uncertain. Because of the uncertainty that tax benefits from net operating losses will be utilized, no deferred tax benefits are included in income.

RECENT ACCOUNTING STANDARDS

      The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," in accounting for its options and warrants, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 "Accounting for Stock Issued to Employees," and provide pro forma net income and pro forma earnings per share disclosures for employee stock options grants as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

                    DATAMETRICS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No.'s 141 and 142, "Business Combinations" and "Goodwill and Other Intangibles". FASB 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FASB 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment applying a fair value based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. The Company is in the process of determining the impact of these pronouncements on its financial position and results of operations.

      In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" and SFAS No. 144 "Accounting for the impairment or Disposal of Long-Lived Assets". SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS establishes a single accounting model, based on the framework established in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", for long-lived assets to be disposed of by sale. This standard eliminates the requirement of Statement 121 to allocated goodwill to long-lived assets to be tested for impairment and discusses other implementation issues.

      Management does not believe these recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE 2.  GOING CONCERN

      The Company incurred a net loss of $5,361,000 and $7,897,000 for the years ended October 28, 2001 and October 29, 2000, respectively. Working capital and stockholder's equity have been significantly reduced. These factors raise substantial doubt about the Company's ability to continue as a going concern.

      Management plans to take steps necessary to continue as a going concern. As noted in Subsequent Events, the Company has acquired a competitor in the industry, has relocated it to its Orlando, Florida facility and is reconstructing a marketing team to compete in the industry. The new team has already attracted attention in the defense industry. In addition to this move, subsequent to year end, the Company sold part of its technology and much of its inventory to 3-M Corporation. The proceeds from this transaction, $1.9 million, are required to meet the working capital needs of the Company until orders are realized from the new marketing effort.

      The Company's continuation as a going concern is dependent on its ability to successfully implement its marketing efforts. The accompanying financial statements do not include any adjustments that may result from the Company's inability to continue as a going concern.

                     DATAMETRICS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3.  CONTINUATION OF MILITARY BUSINESS

      After several management changes during the past two years, the Company hired Daniel Bertram as its CEO. As a result of studying the industry and opportunities available to DataMetrics considering its long-standing position as a leader in the Ruggedized Printer market, he has embarked upon a plan to aggressively pursue existing published requirements in the military ruggedized printer market. Since the investments in some other commercial products were not consistent with this vision, it was determined that one subsidiary, MadeMyWay, would be written off so that the Company could focus upon its main mission as described above. Because these entities ceased operations early in the year, there were no significant losses to report from discontinued operations.

Note 4.  INVENTORIES

      Inventories consist of the following:

(in thousands)                                                         FYE  2001

Inventories parts and subassemblies                                     $ 1,815
Work in process                                                             112
Finished goods                                                              242
                                                                        -------
                                                                        $ 2,169
Obsolete inventory                                                        6,012
Reserve for obsolete inventory                                           (6,012)
                                                                        -------
Total inventory                                                         $ 2,169

Note 4. Continued

                             DATAMETRICS CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (Continued)

      Inventories consist primarily of materials used by the Company for existing and anticipated contracts and materials and finished assemblies which are held to satisfy spare parts requirements of the Company's customers. Those parts not expected to be sold within one year are classified as a non-current asset and fully reserved. Under this policy, the Company disposed of as obsolete $2,388,000 of inventory during the year.

Note 5. SALE AND PLEDGE OF COMMON STOCK

      In 2001, 500,000 shares of common stock were issued to Headwaters Capital after Headwaters had exercised its warrant at $.1323 per share for a total of $66,150. Common stock was awarded DMTR in the amount of 14,000,000 shares, as a result of the debt restructure, effective January 31, 2001, The stock was not issued until October, 2001.

NOTE 6. INCOME TAXES

The primary components of the Company's net deferred income tax assets are as follows:

                                                                     2001
                                                                   -------
                                                                (in thousands)

Net operating loss carryforwards                                   $ 19,971
General business credit carryforwards                                   372
Other non-deductible accruals and allowances                          2,426
                                                                   --------
      Total deferred income tax assets                               22,769
Valuation allowance for deferred income tax assets                  (22,769)
                                                                   --------
Net deferred income tax assets                                     $     --
                                                                   ========

      Net operating loss carryforwards of approximately $50 million for federal income tax purposes will expire at various times between 2010 and 2020.

The provision for income taxes is composed of the following:

                                                          2001            2000
                                                        -------         -------
                                                            (in thousands)
Current:
    Federal                                             $    --         $    --
    State                                                    --              --
Deferred:
    Federal                                              (2,611)         (2,081)
    State                                                  (461)           (367)
Increase in valuation allowance                           3,072           2,448
                                                        -------         -------
Net                                                     $    --         $    --
                                                        =======         =======

      Based upon management's judgment and the losses incurred by the Company, the valuation allowance represents 100% of the Company's net deferred income tax assets. The following is a reconciliation of the difference between the actual provision for income taxes and the provision computed by applying the Federal statutory tax rate on loss before income taxes:

                    DATAMETRICS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                                               2001       2000
                                                             -------    -------
                                                                (in thousands)

Federal income tax benefit, computed at statutory rate        (1,840)    (2,148)
State income tax benefit, net of federal benefits               (314)      (379)
Non-taxable life insurance proceeds                             (416)        --
Change in valuation allowance                                  3,072      2,448
Other, net
                                                                 502         79
                                                             -------    -------
                                                             $    --    $    --
                                                             =======    =======

NOTE 7. NOTE PAYABLE

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

2002                                                                        $ 26
2003                                                                          29
2004                                                                          32
2005                                                                          35
2006                                                                          39
Thereafter                                                                   735
                                                                            ----
   Total Maturities                                                          896

Less: Current maturities of long-term debt                                    26
                                                                            ----
                                                                            $870

                    DATAMETRICS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8. LONG-TERM DEBT

Long-term debt consists of the following:                            2001
                                                                     ----
                                                                 (in thousands)
Subordinated notes(a)                                              $ 3,524
Subordinated convertible notes(b)                                    2,835
DMTR, LLC loan(c)                                                    2,900
Senior priority notes(d)                                             1,025

     Total long-term debt                                          $10,284

                    DATAMETRICS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(a) In December 1998, the Company closed a private placement of approximately $3.45 million of 10% Subordinated Notes due in December 2000 (the "10% Notes") and $1.55 million in shares of the Company's common stock. The 10% Notes, which are unsecured and callable under certain conditions, provide for the Company to issue 5-year warrants exercisable into the Company's common stock at a price of $1.50 per share. As part of the offering, investors holding $1.75 million of the Company's Convertible Debentures issued earlier in the year exchanged their holdings for the new 10% Notes. In addition, holders of $500,000 of the Company's Senior Subordinated Debentures also exchanged their Debentures for the new 10% Notes. The net proceeds of approximately $2.75 million from the sale of 10% Notes and common stock were used for debt retirement and working capital purposes.

(b) In August 1999, the Company closed a private placement of approximately $2.3 million of 12% Notes due in August 2000 (the "12% Notes"). The 12% Notes, which are callable under certain conditions, provide for the Company to issue 5-year warrants exercisable into the Company's common stock at a price of $1.10 per share. As part of the offering, investors holding $150,000 of the Company's Bridge Notes issued earlier in the year and holder of $600,000 of the Company's Senior Subordinated Debentures exchanged their holdings for the new 12% Notes. The net proceeds of approximately $1.55 million from the sale of 12% Notes were used for working capital purposes.

(c) Effective January 31, 2001, DMTR and the Company executed loan documents to provide the Company with a line of credit in the maximum amount of $798,860 (the "Line of Credit"). Accordingly, the Company (assuming a draw of the entire Line of Credit) is obligated to DMTR in the aggregate amount of $3,600,000 (comprised of $1,496,140 on the Senior Bank Loan, $1,305,000 on the Bridge Financings and $798,860 on the Line of Credit) (subject to the agreement, described below, to exchange a portion of the Bridge Financings for Common Stock of the Company). The Line of Credit has a term of two years with interest (payable monthly) at the Base Rate of Citibank, N.A. plus 100 basis points and is secured by all assets of the Company, a pledge of the Company's stock in MadeMyWay and the assets of MadeMyWay. To the extent such assets and stock are pledged to secure the Senior Bank Loan and the Bridge Financings, the security for the Line of Credit is subject to such prior security interests. The Company is also obligated to make mandatory prepayments of the principal of the Line of Credit on a monthly basis to the extent the Company has available cash in excess of $200,000. Simultaneously with the closing of the Line of Credit, DMTR agreed to modify the terms of the Senior Bank Loan and the Bridge Financings to conform those terms to the terms of the Line of Credit. Therefore, the Senior Bank Loan and the Bridge Financings mature on January 31, 2003, accrue interest (payable monthly) at the Base Rate of Citibank N.A. plus 100 basis points and are subject to the mandatory prepayment provision set forth in the Line of Credit. As additional consideration for the financings provided by DMTR, the Company issued a Warrant to DMTR to acquire up to 14,000,000 shares of the Common Stock of the Company on a fully diluted basis with an exercise price of $.125 per share, exercisable through January 31, 2007. DMTR has exchanged
      $700,000 in principal amount of the Bridge Financings for the issuance of 14,000,000 shares of the Company's Common Stock (with demand registration rights).

                    DATAMETRICS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(d) Senior subordinated convertible Notes, convertible into shares of common stock of the Company were offered in a private placement April 19, 2001. The Notes are senior secured obligations of the Company and secured by all of the Company's assets and senior to that of DMTR, LLC. The maturity date is two years after date of issue. All or any portion of the Notes are redeemable by the Corporation at any time by payment of the principal thereof plus accrued interest. The interest rate of the Notes is 10% per annum. The Company shall use the proceeds of this Offering for general working capital purposes and strategic acquisitions. The investors will be issued warrants to purchase 1,025,000 shares of the Company's common stock on a pro rata basis in accordance with the principal amount of the Notes purchased, at an exercise price of $0.32/share (subject to adjustment).

NOTE 9. RELATED PARTY TRANSACTIONS AND SUBSEQUENT EVENTS

Subsequent Events

1. Acquisition of Peripheral Equipment Corporation

      On November 19, 2001, the Company, after approval by its Board of Directors, signed a merger agreement (the "Merger Agreement") with Peripheral Equipment Corporation, a California corporation ("PEC"). The Merger Agreement was subject to approval of shareholders of PEC, and PEC will be merged (the "Merger") into Peripheral Equipment Acquisition Corp., a California corporation and a direct, wholly owned subsidiary of the Company ("Merger Sub"). Upon effectiveness of the Merger each share of PEC Common Stock issued and outstanding immediately prior to the effective time of the Merger and each share subject to an outstanding option or warrant of PEC (the "PEC Options"), was converted to the right to receive warrants to purchase Common Stock of the Company at a price of $.07 per share for a period of ten years. Upon effectiveness of the Merger, and as a result of the conversion of PEC Common Stock and PEC Options, PEC stockholders and PEC option and warrant holders shall own in the aggregate, warrants to purchase up to 30,000,000 shares of Common Stock of the Company. Such aggregate amount does not give effect to a proposed one (1) for twenty (20) reverse stock split of Common Stock of the Company.

      Upon effectiveness of the Merger, Merger Sub. changed its name to PEC. In addition, Messrs. James R. Youngblood, President and CFO of PEC; Danny Moore, VP and Secretary of PEC; and Richard Regan, VP of PEC has agreed to continue their employment with PEC. On December 3, 2001, the shareholders of PEC voted to approve the Merger.

2. License and Asset Sale Agreement with 3M

      On January 11, 2002., the Company executed an asset purchase and intellectual property license agreement for its Condor(TM) Harrier(TM) and IPS3300(TM) thermal transfer printing technology with 3M. 3M's applications will include a range of vehicle registration and identification products, such as its digital license plate manufacturing system. Under the agreement, the Company granted 3M an exclusive license for certain patents and trade-secrets as applied to vehicle registration and identification and a non-exclusive license for such patents and know how for other applications. The Company also sold certain equipment and other assets to 3M in connection with such use of the intellectual property. 3M agreed to pay the Company $1,900,000 in consideration for the grant of the license and sale of the assets.

3. Purchase of Subordinated Notes from QuilCap Corp.

      On December 7, 2001, the Company executed a letter agreement with QuilCap Corp. ("QuilCap") whereby QuilCap sold certain Subordinated Promissory Notes (the "Notes") held by three investment funds controlled by QuilCap for an aggregate purchase price of $319,184 (the "Purchase Price"). The Purchase Price of the Notes represented an 85% discount of the $2,127,896 aggregate principal amount of the Notes, which were originally purchased by QuilCap in 1998. As additional consideration for the purchase of the Notes, the Company issued the three funds warrants to purchase an aggregate of 5,500,000 shares of the Company's Common Stock at a price of $.06 per share. The Notes were purchased by certain employees of the Company with funds advanced by the Company.

4. Issuance of Options to Officers and Directors

      On February 28, 2002, the Company awarded options to purchase shares of common stock to Messrs. Bertram, Galloway, Herman and Friedenberg. The options are exercisable following the effectiveness of the Company's one-for-20 reverse stock split for a period of 5 years at an exercise price equal to 50% of the average closing bid price per share of common stock for the first 30 trading days after the effectiveness of the reverse split. Messrs. Bertram and Galloway each received options for 2,041,365 shares of common stock on a post split basis as management incentive options. Messrs. Herman and Friedenberg received options for 765,512 and 255,171 shares respectively on a post split basis in consideration for their work in the restructuring of the Company's capital structure in 2001 and 2002.

Note 10. LEASES

      The Company currently leases various equipment under operating leases that expire through 2004. Minimum future rental commitments under noncancelable operating are as follows:

2002                                                                $162,000
2003                                                                  52,000
                                                                    --------
                                                                    $214,000

      Rental expenses charged to operations were $171,000, and $315,000 for the fiscal years 2001 and 2000, respectively.

Note 11. STOCK OPTION PLAN AND WARRANTS

(a) STOCK OPTIONS

      The Company has several stock option plans which provide for the granting of options to employees or directors at prices and terms as determined by the Board of Directors. Such options vest over a period of one to six years. All options issued by the Company to date have exercise prices which were equal to the market value of the Company's common stock at the date of grant.

The following table sets forth summarized information concerning the Company's stock options:

                                                  Number of       Exercise Price
                                                    Shares             Range
                                                  ---------       --------------
                                                       (in thousands)
Options outstanding for
      Shares of common stock at

      October 31, 1999                                  191       $1.2500-7.8750
      Granted                                           750       $0.6200-1.0000
      Cancelled or expired                             (155)      $1.2500-7.8750
      Exercised                                          --                   --

Options outstanding for shares of
      common stock at October 29, 2000                  786
      Granted                                         3,000                $0.05
      Cancelled or expired                               (5)               $1.50
      Exercised                                          --                   --
Options outstanding for shares of
      common stock at October 28, 2001                3,781       $0.050-1.815

Shares reserved for issuance at
      October 28, 2001                                1,786

Weighted average option exercise price information was as follows:

                                                       2001                 2000
                                                      -----                -----
Outstanding at beginning of year                      $1.26                 1.99
      Granted during the year                          0.05                $0.75
      Exercised during the year                          --                   --
      Canceled, terminated and expired                    0                 2.25
      Exercisable at year end                         $0.31                $1.26

      Significant option groups outstanding at October 28, 2001 and related weighted average price and life information were as follows:

                                    Weighted
                                    Average        Weighted                    Weighted
                                    Remaining      Average    Number           Average
Exercise Price  Number Outstanding  Constractual   Exercise   Exercisable      Exercise
Range           (in thousands)      Life           Price      (in thousands)   Price
--------------  ------------------  ------------   --------   --------------   --------
$1.8150                31                   1.51   $1.8150               31    $1.8150
$0.0062               500                      4   $0.6200              125    $0.0062
$0.1000               250                      4   $0.1000               63    $0.1000
$0.0500              3000                   4.66   $0.0500             3000    $0.0500
-------          --------               --------   -------         --------    -------

                     3781                    3.7   $0.1500             3207    $0.0700

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

      FASB Statement 123, "Accounting for Stock-Based Compensation," requires that the company provide pro forma information regarding net loss and loss per share as if the compensation cost for the Company's stock option plan had been determined in accordance with the fair value method prescribed in such statement. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in fiscal 2000: dividend yield of 0%; expected volatility of 45.8%; average risk-free interest rate of 5.95%; expected life of 5 years; and a discount due to marketability and dilution of 0%. For fiscal 2001, the weighted average assumptions used for grants were: dividend yield of 0%; expected volatility of 160.2%; average risk-free interest rate of 4.81%; expected life of 5 years; and a discount due to marketability and dilution of .869.

      Under the accounting provisions of FASB Statement 123, the Company's net loss and loss per share would have been adjusted to the pro forma amounts indicated below:

                                           (in thousands, except per share data)

                                                    2001            2000
                                                 ---------       ---------

Net loss

    As reported                                     $5,361          $7,897
    -----------                                     ------          ------
    Pro forma                                       $5,481          $7,912
Net loss
   (basic and diluted)
    As reported                                     ($0.24)         ($0.41)
    Pro forma                                       ($0.24)         ($0.41)

(b) WARRANTS

      On January 31, 2001, DMTR, in exchange for providing financing to DataMetrics for its ongoing operations, was granted warrants for 7,000,000 shares of Common Stock of DataMetrics Corporation. The exercise price per share under the Warrant is $.125. The warrant will be exercisable through January 31, 2007.

      A schedule of Warrants Outstanding at October 28, 2001 is as follows:

                                 Grant      Expiration         #          Strike
Description                      Date         Date          Options        Price
-----------                      ----         ----          -------        -----
Gilston Corp                    05/07/99     05/07/04      1,575,000       1.350
Quilcap                         11/25/98     11/25/03        150,000       1.375
Friedenberg                     03/01/99     03/01/04         75,000       1.750
(Expired)                       05/04/99     05/04/01        100,000       2.000
(Expired)                       05/04/99     05/04/01        100,000       4.000

10% Bridge Note                 03/10/99     03/10/04        125,000       1.000
                                03/16/99     03/10/04         75,000       1.000

10% Subord. Notes               12/24/98     12/24/03      2,035,560       1.500
                                12/28/98     12/24/03         40,000       1.500

12% Subord. Debt                08/02/99     08/02/04      1,300,000       1.100

1.5 Million Line of Credit      08/25/99     08/31/04      1,500,000       1.000
                                08/25/99     08/31/04         75,000       1.100

DMTR                            01/31/01     01/30/07      7,000,000       0.125
                                                          ----------

Total 10/28/00                                            14,150,560

Expired FYE 10/28/01                                        -200,000
                                                          ----------

Total 10/28/01                                            13,950,560
                                                          ==========

NOTE 12. COMMITMENTS AND CONTINGENCIES

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

                    DATAMETRICS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In April 1998, the owner of the premises the Company formerly leased in Woodland Hills, California, sued the Company for the balance of all rent due through the end of the then existing lease agreement plus damages. In March 1999, the Company entered into a Mutual Release and Settlement Agreement wherein the Company paid a total of $850,000 in cash and issued 150,000 shares of Common Stock to the owner. The Company has agreed to register the shares of Common Stock, and under certain circumstances, the Company will issue additional shares of Common Stock to the extent that the market price of its Common Stock falls below certain levels. Since the minimum amount guaranteed of $375,000 in common stock by the Company exceeded the market value of the common stock issued by the Company, the Common Stock has been valued at $2.50 per share. Under the terms of the Agreement, the additional shares required to be issued is approximately 2.7 million shares, which shares have not been issued as of October 28, 2001.

                    DATAMETRICS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. SEGMENT DATA

      The Company wrote off its investments in the company comprising its internet segment. Thus, there is no data to report. The Company operates and reports to management as a single segment.

Note 14. Extraordinary Income

      Extraordinary income of $1,046,000 was recognized in FYE 2001. This was a result of the proceeds received from the cash surrender value of a life insurance policy on the life of a former Chairman of the Board of DataMetrics.

Note 15. Loss on Discontinued Operations

      During FYE 2001, the investment in a subsidiary of DataMetrics was written off in the amount of $194,000. Management decided to terminate this segment of the business.