Form 10KSB/A
period 2001-10-28
DATAMETRICS CORP
filed 2002-03-20
CIK 27082

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   Amendment 1


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


Further, the Company was organized into three operating areas which are reported by the Company. A new corporate identity was also adopted that included a new logo and an official spelling of DataMetrics (one word with a capital "M"). The operating areas are:


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

Vizzix(TM) Systems
------------------

Vizzix Systems is re-focusing its efforts to capitalize on opportunities in the graphics and traffic sign industries. In April 2001, the Company signed an agreement with Erich Utech, KG, a German company, to jointly develop a printer optimized for the traffic sign industry. To date that effort has not moved forward. In June 2001, the provision in the 3M "Global Agreement" providing exclusivity to 3M for the Digital License Plate (DLP) industry expired. Vizzix Systems began to market its products and services directly to the United States and Mexico. In addition, Vizzix began to work with other participants in the DLP and transportation sign industry. It developed a new graphical user interface, dubbed SizzleWare to facilitate user-friendliness. In January 2002, DataMetrics granted a perpetual exclusive license to 3M for the "vehicle registration and identification" market. The Company received $1,900,000 in cash for the license and related Condor(TM) inventory and ceased operations in the vehicle registration and identification market.

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

ENVIRONMENTAL EXPOSURE

     DataMetrics is an environmentally responsible member of the community. We use no hazardous materials in our products or our production process. The Company's manufacturing operations are subject to various federal, state and local laws, including those restricting or regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment. The Company is not involved in any pending or threatened proceedings which would require curtailment of, or otherwise restrict, its operations because of such regulations, and compliance with applicable environmental laws has not had a material adverse effect on the business, financial condition or results of operations of the Company.

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


      Cost of sales excluding scrap and writedown of inventory for fiscal 2001 was $3,993,000 (86% of sales); a decrease of $870,000 or 18% compared with $4,863,000 (171% of sales) for the prior fiscal year. Cost of sales included significant writedowns of inventory which was considered to be slow moving and obsolete. A great deal of inventory after this analysis was disposed of. $2,388,000 of inventory has been scrapped and or written off consistent with our move to assess the net realizable value of the inventory.


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


      The Company disposed of its internet segment and wrote off its segment assets of $194k. The segment results have been shown as discountinued operations in the financial statements and the FYE 2000 amounts have been reclassified to conform to this presentation to reflect a $467k loss from discontinued operations.


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

LIQUIDITY AND CAPITAL RESOURCES


      The Company's principal capital requirements have been to fund working capital needs, capital expenditures and the payment of long term debt. The Company has formerly relied primarily on internally generated funds, private placement proceeds, subordinated debt and other bank debt to finance its operation. The Company's liquidity and cash resources are significantly impaired by ongoing losses. The opinion of the Company's auditors contains an explanatory paragraph regarding the Company's ability to continue as a going concern.


      Net cash used in operations was $2.5 million and $2.2 million in 2001 and 2000, respectively. The change from 2000 to 2001 was due to ongoing losses and reentry into the military market.

     Net cash provided by (used in) investing activities was ($.02 million) and $.8 million in 2001 and 2000, respectively. The expenditure for capital equipment was severely curtailed.


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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


     On September 19, 2001 BDO Seidman, LLP (the "former accountant") notified the Company that the client-auditor relationship had ceased. The former accountant had served as the Company's independent public accountant for two years ended October 29, 2000 prior to their withdrawal. The former accountant's report on the financial statements for the past two years did not contain as adverse opinion or a disclaimer of opinion. However, their opinion did contain an explanatory paragraph relating to the Company's ability to continue as a going concern. There were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedure.


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

     Gary Herman is the Chairman and Chief Executive Officer of Digital Creative Development Corporation ("DCDC"). In March 2000, DCDC purchased 600,000 shares of common stock of MadeMyWay, a subsidiary of the Company, for $1,200,000. Pursuant to the purchase agreement, such 600,000 shares of common stock are convertible into 2,000,000 of the Company's common stock. In addition, in November 2000, DCDC advanced $180,000 of $1,305,000 in bridge loans of the Company. Such amount has been repaid to DCDC.

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

Consolidated Financial Statements

Report of Independent Certified Public Accountants October 28, 2001 .... F-2

Report of Independent Certified Public Accountants October 29, 2000..... F-3

Consolidated Balance Sheet as of October 28, 2001....................... F-4


Consolidated Statements of Operations for the
fiscal years ended October 28, 2001 and October 29, 2000................ F-5

Consolidated Statements of Stockholders' Equity for the
fiscal years ended October 28, 2001 and October 29, 2000................ F-6

Consolidated Statements of Cash Flows for the
fiscal years ended October 28, 2001 and October 29, 2000................ F-7


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


Gainesville, Florida
December 14, 2001
(Except Note 9 which date is February 28, 2002)

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

In our opinion, the consolidated statements of operations and cash flows present fairly, in all material respects, the result of operations and cash flows of DataMetrics Corporation and Subsidiaries for the year ended October 29, 2000 in conformity with accounting principles generally accepted in the United States of America.


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

New York, New York
January 16, 2001


(EXCEPT NOTE 15 WHICH DATE IS MAY 4, 2001)

                    DATAMETRICS Corporation And Subsidiaries
                           Consolidated Balance Sheet
                                October 28, 2001
                                 (in thousands)


ASSETS
Current assets:
              Cash                                                                              $    246
              Accounts Receivable, net of allowance for doubtful accounts of $50 (Note 1)          1,415
              Inventories, net of allowance for obsolete or slow
                moving inventory of $6,012 (Notes 1 and 4)                                         2,169
              Prepaid expenses and other current assets                                               53
                                                                                                --------

                     Total current assets                                                          3,883
 Property and equipment, at cost: (Note 1)
              Land (Note 7)                                                                          420
              Building and improvements (Note 7)                                                   1,042
              Machinery and equipment                                                                738
              Furniture, fixtures and computer equipment                                           1,186
                                                                                                --------
                                                                                                   3,386
              Less: Accumulated depreciation                                                      (1,649)

                     Net property and equipment                                                    1,737

              Total Assets                                                                      $  5,620
                                                                                                ========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:

              Current maturities of note payable (Note 7)                                       $     26
              Accounts payable                                                                       839
              Accrued expenses                                                                     1,211
                                                                                                --------
                     Total current liabilities                                                     2,076
              Note Payable (Note 7)                                                                  870
              Long-term debt (Note 8)                                                              6,359
              Loan payable (Note 8)                                                                2,900
              Senior convertible debt (Note 8)                                                     1,025
                                                                                                --------

              Total liabilities                                                                   13,230
                                                                                                --------

Stockholders' deficit: (Note 11)
              Common Stock, $.01 par value; 40,000,000 shares
                authorized; 34,512,227 shares issued and outstanding                                 345
              Additional paid-in capital                                                          46,079
              Accumulated deficit                                                                (54,034)
                                                                                                --------

                   Total stockholders' deficit                                                    (7,610)
                                                                                                --------

              Total Liabilities and Stockholders' Deficit                                       $  5,620
                                                                                                ========


See accompanying notes to consolidated financial statements

                    DataMetrics Corporation And Subsidiaries
                      Consolidated Statement of Operations
                      For The Years Ended October 28, 2001
                      (in thousands, except per share data)

                                                         Fiscal              Fiscal
                                                       Year Ended          Year Ended
                                                       -----------         -----------
                                                       October 28,         October 29,
                                                          2001                2000
                                                       -----------         -----------

Sales (Note 1)                                           $  4,667            $  2,844

Cost of Sales
      Purchases, manufacturing and overhead                 3,993               4,652
      Scrap and writedown of inventory (Note 4)             2,388               1,450
                                                         --------            --------
                                                            6,381               6,102

Gross (loss) profit                                        (1,714)             (3,258)
Selling, general and administrative expenses               (1,981)             (2,443)

Loss from operations                                       (3,695)             (5,701)

   Interest expense                                        (1,031)             (1,747)
   Loss on refinancing                                     (1,487)
                                                         --------            --------
Total other income and expense                             (2,518)             (1,747)

                                                           (6,213)             (7,448)
Loss before minority interest, discontinued operations
and extraordinary items
Minority interest                                               0                  18
                                                                             --------
Loss before discontinued operations                                            (7,430)
    and extraordinary income                               (6,213)
Loss on disposal of division (Note 15)                       (194)
Loss on discontinued operations (Note 15)                                        (467)
Loss before extraordinary income                           (6,407)
Extraordinary income                                        1,046

             Net loss                                      (5,361)           $ (7,897)
                                                         ========            ========

Loss per share of common stock:
Basic and diluted                                        $  (0.25)           $  (0.41)
                                                         ========            ========
Weighted average number of common shares outstanding:
Basic and diluted                                          21,240              19,157
                                                         ========            ========


See accompanying notes to financial statements

                    DataMetrics Corporation And Subsidiaries
            Consolidated Statement of Stockholders' Equity (Deficit)
                      (in thousands, except for share data)

                                                       Common Stock                 Additional                         Total
                                                     ----------------                Paid-In        Accumulated    Stockholders'
                                                     Number of Shares     Amount     Capital          Deficit         Deficit
                                                     ----------------     ------    ----------      -----------    -------------
Balances at October 31, 1999                            18,997,227         $190       $42,703        ($40,776)         $2,117

Sales of equity interest in subsidiary                                                $ 1,182                          $1,182

Issuance of common stock and warrants
   net of issuance costs                                 1,015,000         $ 10       $    87                             $97

Net loss                                                                                              ($7,897)        ($7,897)
                                                        ----------         ----       -------        --------         -------

Balances at October 29, 2000                            20,012,227         $200       $43,972        ($48,673)        ($4,501)

Conversion of warrants                                     500,000         $  5       $    61                             $66

Issuance of common stock relating to                    14,000,000         $140       $ 2,046                          $2,186
Debt Restructure

Net loss                                                                                              ($5,361)        ($5,361)
                                                        ----------         ----       -------        --------         -------
Balances at October 28, 2001                            34,512,227         $345       $46,079        ($54,034)        ($7,610)
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

BASIS OF PRESENTATION AND CONSOLIDATION


      The accompanying financial statements include the accounts of DataMetrics Corporation and its wholly- and majority owned subsidiary (collectively, the "Company"). The subsidiary which the Company had during the year is MadeMyWay. It ceased operations early in the year and the investments in it was written off. The Company's fiscal year end is the last Sunday of each October. This has been treated as a Discontinued Operation. It is restated on the Financial Statements in the prior period.


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


      Approximately 47% of the Company's sales during fiscal years 2001 and 2000, respectively, were to various U.S. government agencies under prime contracts or to prime contractors having sales to such agencies. Export sales to foreign customers amounted to $1.3 million or 27% of total sales in fiscal year 2001. Export sales to foreign customers amounted to $664,000 or 23% of sales in fiscal year 2000. The Company's three largest customers accounted for 27%, 12% and 12% of the Company's sales for the fiscal year ended October 28, 2001. Its three largest customers accounted for 28%, 23% and 18% of the Company's sales for the fiscal year ended October 29, 2000. The Company's three largest customers accounted for 34.5%, 19.2% and 16.7% of accounts receivable in the fiscal year ended October 28, 2001.

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


STOCK BASED COMPENSATION


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


RECENT ACCOUNTING STANDARDS


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

                     DATAMETRICS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3.  CONTINUATION OF MILITARY BUSINESS


      After several management changes during the past two years, the Company hired Daniel Bertram as its CEO. As a result of studying the industry and opportunities available to DataMetrics considering its long-standing position as a leader in the Ruggedized Printer market, he has embarked upon a plan to aggressively pursue existing published requirements in the military ruggedized printer market. Since the investments in some other commercial products were not consistent with this vision, it was determined that one subsidiary, MadeMyWay, would be written off so that the Company could focus upon its main mission as described above. Because these entities ceased operations early in the year, there were no significant losses to report from discontinued operations, for the year ended 10/28/01.

Note 4.  INVENTORIES

      Inventories consist of the following:

(in thousands)                                                         FYE  2001

Inventories parts and subassemblies                                     $ 1,815
Work in process                                                             112
Finished goods                                                              242
Obsolete inventory                                                        6,012
                                                                        -------
                                                                        $ 8,181
Reserve for obsolete inventory                                            6,012
                                                                        -------
Total inventory                                                         $ 2,169

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

Note 10. LEASES


      The Company currently leases various equipment under operating leases that expire through 2003. Minimum future rental commitments under noncancelable operating are as follows:


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

      Significant option groups outstanding at October 28, 2001 and related weighted average price and life information were as follows:

                                    Weighted
                                    Average        Weighted                    Weighted
                                    Remaining      Average    Number           Average
Exercise Price  Number Outstanding  Contractual    Exercise   Exercisable      Exercise
Range           (in thousands)      Life           Price      (in thousands)   Price
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

Note 14. Extraordinary Income


      Extraordinary income of $1,046,000 ($.05 per shares) was recognized in FYE 2001. This was a result of the proceeds received from the cash surrender value of a life insurance policy on the life of a former Chairman of the Board of DataMetrics.

Note 15. Discontinued Operations

On May 4, 2001, the Company discontinued its internet segment and wrote off its segment assets of $194,000. The segment results have been shown as discontinued operations in the Consolidated Statement of Operations and the 2000 amounts have been reclassified to conform to this presentation.

Income Statement Data:            Period October 30, 2000       Year Ended
                                  to May 4, 2001                October 29, 2000
                                                                (In Thousands)
Sales                                 _____                        _____
Purchases, Manufacturing and
  Overhead                            _____                        $ 211
Selling, General and
  Administrative Expenses             _____                        $ 256
                                      -----                        -----


Loss from Discontinued
  Operations                          _____                        $ 467
                                      =====                        =====