Form 10QSB
period 2002-01-27
DATAMETRICS CORP
filed 2002-03-25
CIK 27082

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 27, 2002

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 Par Value -      36,837,227      shares as of 1/27/02
                               --------------------

================================================================================

Index to Form 10-QSB

                                                                        Page No.
                                                                        --------
Part I - Financial Information
         Item 1. Financial Statements (unaudited):

           Balance Sheet as of January 27, 2002                             3
           Statements of Operations for the Three Months
             Ended January 27, 2002 and January 28, 2001                    4
           Statements of Cash Flows for the Three Months
             Ended January 27, 2002 and January 28, 2001                    5

               Notes to Financial Statements                                6

         Item 2. Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                      7

Part II - Other Information

         Item 1. Legal Proceedings                                         11
         Item 2. Changes in securities and uses of funds                   12
         Item 3. Defaults upon Senior Securities                           12
         Item 4. Submission of matters to a vote of security holders       12
         Item 5. Other Information                                         12
         Item 6. Exhibits and Reports on Form 8-K                          12

Signatures                                                                 13

                           DATAMETRICS CORPORATION AND
                                   SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                      (in thousands, except per share data)

                                                                     January 27,
                                                                        2002
                                                                     -----------
                            ASSETS

Current assets:
  Cash and cash equivalents                                            $  1,431
  Accounts receivable, net of allowance for doubtful                        984
  Accounts of $50
  Employee receivables                                                      276
  Inventories, net                                                        2,449
  Prepaid expenses and other current assets                                  99
                                                                       --------
      Total current assets                                                5,239

Property and equipment, at cost:
  Land                                                                      420
  Building and improvements                                               1,051
  Machinery and equipment                                                   873
  Furniture, fixtures and computer equipment                              1,207
                                                                       --------
                                                                          3,551
  Less:  Accumulated depreciation and amortization                       (1,846)
                                                                       --------
  Net property and equipment                                              1,705

  Other assets                                                              107

      Total Assets                                                     $  7,051
                                                                       ========

             LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Current maturities of long-term debt                                       26
  Accounts payable                                                        1,187
  Accrued expenses                                                        2,541
                                                                       --------
      Total current liabilities                                           3,754
                                                                       --------

  Note payable                                                              779
  Long-term debt                                                          6,359
  Loan payable                                                            2,900
  Senior priority convertible notes                                       1,025
                                                                       --------
      Total liabilities                                                $ 14,817

Stockholder's equity
  Preferred stock, $.01 par value, 5,000,000
    Shares authorized, none issued
  Common stock, $.01 par value, 40,000,000 shares
    Authorized  36,837,227 shares issued and outstanding                    345
  Additional paid-in capital                                             46,079
  Accumulated deficit                                                   (54,034)
                                                                       --------
      Total stockholder's deficit                                         7,766
                                                                       --------
Total Liabilities and Stockholder's Deficit                            $  7,051
                                                                       ========

          See accompanying notes to consolidated financial statements.

                     DATAMETRICS CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                     Three Months Ended
                                              January 27,          January 28,
                                                 2002                 2001
                                              -----------          -----------
                                           (in thousands, except per share data)

Sales                                          $  1,494              $    858

Cost of sales
  Purchases, manufacturing and overhead             726                 1,181
                                               --------              --------

Gross profit (loss)                                 768                  (323)
Selling, general and administrative
  expenses                                          732                   553
                                               --------              --------
Profit (loss) from operations                        34                  (876)

Other income (expense)                             (192)                 (310)
                                               --------              --------
Profit (loss) before extraordinary item            (156)               (1,186)

Extraordinary item (life insurance
  proceeds)                                       1,046

Net profit (loss)                                  (156)             $   (140)

Loss per share of common stock:
Basic and diluted                              $  (.004)             $   (.01)

Weighted average number of shares
  outstanding:
Basic and diluted                                36,837                20,435

          See accompanying notes to consolidated financial statements.

                     DATAMETRICS CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                           Three Months Ended
                                                       January 27,   January 28,
                                                          2002          2001
                                                       -----------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                 $  (156)     $  (140)
Adjustments to reconcile net loss to net cash
Provided by operating activities:
  Depreciation                                               197           75
  Non-cash interest and financing costs                                    85

Changes in assets and liabilities:
  Accounts receivable                                       (711)        (456)
  Inventory                                                  280           38
  Prepaid expenses and other current assets                   46           74
  Other assets                                               107          913
  Accounts payable                                           348           26
  Accrued expenses                                         1,330           52
                                                         -------      -------
      Net cash provided by operating activities            1,441          667
                                                         -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for property
  and equipment                                             (165)         (18)
                                                         -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on loan payable                                     (91)        (877)
Borrowings on long-term debt                                              289
Payments on long-term debt                                                 (8)
Proceeds from the issuance of common
  stock and warrants                                                       66
                                                                      -------
      Net cash used in financing activities                  (91)        (530)
                                                         -------      -------

Net increase in cash                                       1,185          119
Cash at the beginning of the period                          246           28
                                                         -------      -------
Cash at the end of the period                            $ 1,431      $   147
                                                         =======      =======
Supplemental Disclosures of Cash
  Flow Information:

Cash paid during the period for:
  Interest paid, net                                                  $   111
                                                                      =======
Non-cash transaction:
  Conversion of accrued interest to
    12% Subordinated Convertible Secured
    Notes Due 2000                                                    $    85
                                                                      =======

          See accompanying notes to consolidated financial statements.

                             DATAMETRICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except for per share data)

                                January 27, 2002
                                   (unaudited)

1. The accompanying condensed financial statements are unaudited and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission relating to interim financial statements. These condensed financial statements do not include all disclosures provided in the Company's annual financial statements. The condensed financial statements should be read in conjunction with the financial statements and notes thereto for the year ended October 28, 2001 contained in the Company's Form 10-KSB filed with the Securities and Exchange Commission. All adjustments of a normal recurring nature, which, in the opinion of management, are necessary to present a fair statement of results for the interim periods have been made. Results of operations are not necessarily indicative of the results to be expected for the full year.

2.    INVENTORIES

            Stockroom inventories consist primarily of materials used by the Company for existing and anticipated contracts and materials and finished assemblies which are held to satisfy spare parts requirements of the Company's customers. Those parts not expected to be sold within one year are classified as a non-current asset and fully reserved. The Company evaluates all inventory for obsolescence and net realizable value on a periodic basis and records estimated reserves accordingly.

            Inventories as of January 27, 2002 consist of the following:

(in thousands)

                  Inventories                            $ 2,443
                  Obsolete Inventory                       6,012
                                                         -------
                      Inventories, gross                   8,455

                      Reserve for obsolescence             6,012
                                                         -------
                      Total  Inventories                 $ 2,443
                                                         =======

      During the prior fiscal year it was deemed prudent to increase the reserve for obsolescent inventory or to dispose of inventory. No additional reserves were considered necessary during the first quarter of fiscal year 2002.

3.    DEBT STRUCTURE

            Detail of the Company's debt structure appears in the 10-K for Fiscal Year Ended 10/28/2001.

4.    PURCHASE OF CERTAIN 10% SUBORDINATED NOTES DATED DECEMBER 24, 1998.

The Company agreed to advance funds to certain employees, officers, directors and other business associates to purchase Notes from QuilCap for distribution to same for an aggregate price of $319,184.00. The aggregate purchase price represents an 85% discount of the $2,127,896 aggregate principal amounts owed under each of the QuilCap Notes held by the various funds. QuilCap had previously agreed to convert the said Notes into 3,021,612 shares of Common Stock of the Company, after giving effect to the proposed one (1) for twenty
(20) Reverse Stock Split to be effectuated by the Company. All of the stock has been subscribed to by employees, officers, directors and other business associates of the Company. The purpose of this transaction is to avail shares of ownership of the Company to be shared with employees, officers, directors and other business associates of the Company.

In addition to the purchase price set above, DataMetrics agreed to issue QuilCap a Warrant to purchase 5,500,000 shares of Common Stock at a price of $.06 per share before giving effect to the proposed stock split in consideration for the waiver of accrued interest and penalties.

5.    SEGMENT DATA

            The Company has no reportable segments. There is no segment data to be reported.

6.    COMMITMENTS AND CONTINGENCIES

            In connection with a Mutual Release and Settlement Agreement between the Company and the owner of premises formerly leased in California, the Company is required to issue approximately 2.7 million shares of Common Stock before giving effect to the proposed reverse stock split which will reduce the number of shares to approximately 135,000. The shares will be issued upon the effectiveness of the Company's proposed reverse stock split.

7. Comparable data for the Statement of Cash Flows was not available for the subsidiary acquired, in December, 2001, for the first quarter of the prior fiscal year. This data will be provided when it becomes available.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      This report contains certain statements of a forward looking nature relating to future events or the future performance of the Company. Prospective investors are cautioned that such statements are only predictions and those actual events or results may differ materially.

                                MANAGEMENT FOCUS

      The Company's sales in the quarter ended January 27, 2002 were buoyed by an exclusive license agreement with 3M. The Company experienced slower than expected receipt of orders despite an increase in military/defense spending by the Unites States. The Company expects to see an increase in order activity in the following quarters and attributes the delay in order entry to a focus on troops and munitions in the first phases of the war effort. The following phases in this war and projected increase in overall military/defense spending will likely entail more sophisticated surveillance techniques and will require data processing and peripheral equipment much like we currently supply for the AWACS and P3 Orions aircraft. During the first quarter the Company integrated PEC into its operations without great cost.

      As noted in earlier filings, some of the shipments of product which were scheduled for the first quarter of 2002 were actually shipped in the fourth quarter of 2001, leaving a small backlog at the beginning of the fiscal year October 28, 2001.

      Also as previously noted, while the Company projects growth in 2002, it also foresee periods of light activity throughout the year. During the previous years where Military/Defense business was de-emphasized, the Company did not perform the marketing efforts required to position itself for Military/Defense business. A typical sales cycle for a new military program is 18-24 months.

      The Company is optimistic about the future because of its streamlined operations, an increase in military spending by the United States and the additional products and programs acquired in the PEC acquisition.

RESULTS OF OPERATIONS

               THREE MONTH PERIOD ENDED JANUARY 27, 2002 COMPARED
                  TO THREE MONTH PERIOD ENDED JANUARY 27, 2001
                                 (in thousands)

      Sales for the quarter ended January 27, 2002 were $1,494, an increase of $636 or 74% compared with sales of $858 in the first quarter in the prior fiscal year. The increase in sales is attributable to the aggressive reentry into the military market and cultivation of long-standing relationships with major customers like Lockheed Martin Corporation, Northrop Grumman Corporation, Computing Devices Canada (a division of General Dynamics) and the Defense Supply Center. Cost of sales excluding scrap and write down of inventory for the quarter ended January 27, 2002 was $726 (49% of sales); a decrease of $455 or 38% compared with $1,181(138% of sales) for the first quarter in the prior fiscal year.

      Cost of sales included significant write downs of inventory which was considered to be slow moving and obsolete. A great deal of inventory after this analysis was disposed of in the prior period. More conservative inventory policies have been implemented. $2,388 of inventory was scrapped and or written off in the fiscal year ended October 28, 2001 consistent with our move to assess the net realizable value of the inventory.

      Selling, general and administrative expenses for the quarter ended January 27, 2002, were $732 (49% of sales) an increase of $179 or 32%, compared with $553 (64% of sales) for the same period in the first quarter in the prior fiscal year. The increase was due to an effort to develop a marketing team and administrative costs associated with the integration of PEC into the operations of DataMetrics.

      Net interest expense was $192 for the quarter ended January 27, 2002 compared with net interest expense of $310 for the first quarter of the prior fiscal year This decrease is due to the debt restructure which commenced in January, 2001 and lower interest rates attributed to the Federal Reserve's reduction of the primary rate.

      An extraordinary event occurred in the first quarter of the fiscal year ended October 28, 2001 in the form of a collection on a key man life insurance policy on the Company's former chairman. The net proceeds amounted to $1,046.

      The loss for the quarter ended January 27, 2002 amounted to $156, an increase of $16 compared with a loss of $140 for the first quarter in the prior fiscal year. The loss for the current period is attributable to the absorption of expenses due to the PEC acquisition.

      Management has determined that, based on the Company's historical losses from recurring operations, the Company will most likely not recognize its net deferred tax assets at January 27, 2002. Ultimate recognition of these tax assets is dependent, to some extent, on the future revenue levels and margins of the Company. It is the intention of management to assess the appropriate level for the valuation allowance each quarter.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's principal capital requirements have been to fund working capital needs, capital expenditures and the payment of long term debt. The Company has formerly relied primarily on internally generated funds, private placement proceeds, subordinated debt and other bank debt to finance its operation. The Company's liquidity and cash resources are significantly impaired by ongoing losses. The Company continues to have substantial debt due in 2002 and 2003, which debt cannot now be repaid from cash or other proceeds from operations. As a result, additional equity or other capital may be required to meet our debt obligations and satisfy operating expenses in the short and long term. There are doubts about the Company's ability to continue as a going concern if such additional capital is not raised.

      Net cash provided (used) in operations was $1,441 and $667, in the first quarter of 2002 and 2001, respectively. The change from 2001 to 2002 was due to ongoing losses and reentry into the military market. As of January 27, 2002, the Company had cash and cash equivalents of $1,431 compared to $147 of the end of the first quarter in the prior fiscal year.

      Net cash provided by (used) in investing activities was $(165) and $(18) in the first quarter of 2002 and 2001, respectively. The expenditure for capital equipment was severely curtailed.

      Net cash provided (used) in financing activities was $(91) and $(530) in the first quarter of 2002 and 2001, respectively. The change from 2001 to 2002 was primarily related to the debt restructuring in the first quarter. It was enhanced later in the second quarter with a senior convertible debt issue for $1,025.

      Effective January 31, 2001, DMTR LLC (an entity whose managing member is Bruce Galloway, the Company's Chairman) provided the Company with a line of credit in the maximum amount of $798,860 (the "Line of Credit"). Accordingly, the Company (assuming a draw of the entire Line of Credit) was obligated to DMTR in the aggregate amount of $3,600,000 (comprised of $1,496,140 on the senior bank loan assigned from Branch Banking and Trust Company (the "Senior Bank Loan"), $1,305,000 on certain bridge financings and $798.860 on the Line of Credit). The Line of Credit has a term of two years with interest (payable monthly) at the Base Rate of Citibank, N.A. plus 100 basis points and is secured by all assets of the Company, a pledge of the Company's stock in MadeMyWay and the assets of MadeMyWay. To the extent such assets and stock are pledged to secure the Senior Bank Loan and the Bridge Financings, the security for the Line of Credit is subject to such prior security interests. The Company is also obligated to make mandatory prepayments of the principal of the Line of Credit on a monthly basis to the extent the Company has available cash in excess of $200,000. Simultaneously with the closing of the Line of Credit, DMTR agreed to modify the terms of the Senior Bank Loan and the Bridge Financings to conform those terms to the terms of the Line of Credit. Therefore, the Senior Bank Loan and the Bridge Financings mature on January 31, 2003, accrue interest (payable monthly) at the Base Rate of Citibank N.A. plus 100 basis points and are subject to the mandatory prepayment provision set forth in the Line of Credit. As additional consideration for the financings provided by DMTR, the Company issued a Warrant to DMTR to acquire up to 7,000,000 shares of the common stock on a fully diluted basis with an exercise price of $1.00 per share, exercisable through January 31, 2007. Such issuance gives effect to the company's proposed one-for-20 reverse stock split. DMTR has exchanged $700,000 in principal amount of the Bridge Financings for the issuance of 14,000,000 shares of common stock (with demand registration rights), such number of shares determined on a proposed pre-reverse stock split basis. Such exchange reduced the principal amount owed DMTR to $2,900,000.

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

      The Company has reached an agreement with the holders of its 12% Senior Subordinated Convertible Secured Notes dated August 2, 1999 in the aggregate principal amount of $2,835,607 as of December 31, 2000 (the "12% Notes") to exchange 1.1 shares of the Company's common stock for each $1.00 in principal of the outstanding 12% Notes. The Company will issue approximately 3,200,000 shares of common stock upon the effectiveness of the proposed reverse stock split. Such issuance gives effect to the Company's proposed one for 20 reverse stock split. When the exchange is consummated, the holders of the 10% Notes and the12% Notes will waive all amounts owing in respect of the notes, whether of principal, interest, premium or penalty.

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

PART II OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

      The Company is from time to time, the subject of legal litigation, claims and assessments arising out of matters occurring during the normal operation of the Company's business. In the opinion of management, the liability, if any, under such current litigation, claims and assessments would not materially affect the financial position or the results of operations of the Company, except as disclosed therein.

In connection with a Mutual Release and Settlement Agreement between the Company and the owner of premises leased in California, the Company is required to issue an additional 2.7 million shares of Common Stock ( before giving effect to the proposed stock split which will reduce the number of shares to approximately 135,000) in accordance with the terms of the agreement, which shares have not been issued.

Item 2. CHANGES IN SECURITIES AND USES OF PRECEEDS.

      None

Item 3. DEFAULTS UPON SENIOR SECURITIES.

      The Company has failed to repay when due amounts owing under its 12% Subordinated Convertible Secured Notes and 10% Subordinated Notes. The Company is currently negotiating an exchange of such 12% Notes and 10% Notes for other securities of the Company and a simultaneous waiver of all amounts and penalties owing under the 12% Notes and 10% Notes. 100% of the holders of the 12% Notes have agreed to the exchange and 96% of the holders of the 10% Notes have agreed to the exchange. Upon the proposed 20 to 1 reversed stock split, which is pending, all amounts and penalties related to the default, in management's opinion will be waived and require no recognition in the financial statements.

Item 4 SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS

      In December 2001, security holders owning a majority of the outstanding shares of common stock approved a one-for-twenty reverse stock split and an amendment to the Certificate of Incorporation to increase the number of authorized shares of common stock to 800,000,000 and preferred stock to 40,000,000. The Company has filed an information statement with the SEC, which will be distributed to its shareholders. The reverse split and amendment will be effective after distribution of the information statement.

Item 5 OTHER INFORMATION

      None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

      Exhibits: None.

      Reports on Form 8-K.

      On December 5, 2001, the Company filed a report on Form 8-k with respect to its acquisition of Peripheral Equipment Corporation.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-QSB to be signed on its behalf by its duly authorized representatives.

                                                 DATAMETRICS CORPORATION

                                                 /s/ Daniel Bertram
                                                 -----------------------
                                                     Daniel Bertram
                                                     Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name                              Title                           Date
------------                      -----------                     -----------
/s/ Daniel Bertram                Chief Executive Officer         March 25, 2002
--------------------------
    Daniel Bertram

/s/ Phillip E. Lambert            Controller                      March 25, 2002
--------------------------
    Phillip E. Lambert