Form 10QSB/A
period 2002-01-27
DATAMETRICS CORP
filed 2002-04-01
CIK 27082

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

                                       OR

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the Transition Period from       to
                                                         -----    ---------

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

                           DATAMETRICS CORPORATION AND
                                   SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                      (in thousands, except per share data)

                                                                     January 27,
                                                                        2002
                                                                     -----------
                            ASSETS

Current assets:
  Cash and cash equivalents                                            $  1,431
  Accounts receivable, net of allowance for doubtful                        984
  Accounts of $50
  Employee receivables                                                      276
  Inventories, net                                                        2,449
  Prepaid expenses and other current assets                                  99
                                                                       --------
      Total current assets                                                5,239

Property and equipment, at cost:
  Land                                                                      420
  Building and improvements                                               1,051
  Machinery and equipment                                                   873
  Furniture, fixtures and computer equipment                              1,207
                                                                       --------
                                                                          3,551
  Less:  Accumulated depreciation and amortization                       (1,846)
                                                                       --------
  Net property and equipment                                              1,705

  Other assets                                                              107

      Total Assets                                                     $  7,051
                                                                       ========

             LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Current maturities of long-term debt                                       26
  Accounts payable                                                        1,187
  Accrued expenses                                                        2,541
                                                                       --------
      Total current liabilities                                           3,754
                                                                       --------

  Note payable                                                              779
  Long-term debt                                                          6,359
  Loan payable                                                            2,900
  Senior priority convertible notes                                       1,025
                                                                       --------
      Total liabilities                                                $ 14,817


Stockholder's equity
  Preferred stock, $.01 par value, 5,000,000
    Shares authorized, none issued
  Common stock, $.01 par value, 40,000,000 shares
    Authorized  36,837,227 shares issued and outstanding                    345
  Additional paid-in capital                                             46,079
  Accumulated deficit                                                   (54,190)
                                                                       --------
      Total stockholder's deficit                                        (7,766)
                                                                       --------
Total Liabilities and Stockholder's Deficit                            $  7,051
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