Form 10QSB
period 2002-04-28
DATAMETRICS CORP
filed 2002-06-26
CIK 27082

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 28, 2002

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 Par Value -       8,739,133      shares as of June 21, 2002
                               --------------------

================================================================================

Index to Form 10-QSB

                                                                        Page No.
                                                                        --------
Part I - Financial Information

      Item 1. Financial Statements (unaudited):

            Consolidated Balance Sheet as of April 28, 2002                 3
            Consolidated Statements of Operations for the Three Months
              Ended April 28, 2002 and April 29, 2001                       4
            Statements of Cash Flows for the Three Months
              Ended April 28, 2002 and April 29, 2001                       5

            Notes to Financial Statements                                   6

      Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations                         9

Part II - Other Information

      Item 1. Legal Proceedings                                            11
      Item 2. Changes in securities and uses of funds                      11
      Item 3. Submission of matters to a vote of security holders          11
      Item 4. Other Information                                            11
      Item 5. Exhibits and Reports on Form 8-K                             11

Signatures                                                                 12

                     DATAMETRICS CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                      (in thousands, except per share data)

                                                                       April 28,
                                                                         2002
                                                                       ---------
                                     ASSETS

Current assets:
          Cash and cash equivalents                                    $    290
          Accounts receivable, net of allowance for doubtful
          accounts of $100                                                  977
          Employee receivables                                              131
          Inventories, net                                                2,468
          Prepaid expenses and other current assets                           0
                                                                       --------
                    Total current assets                                  3,866

Property and equipment, at cost:
         Land                                                               420
         Building and improvements                                        1,060
         Machinery and equipment                                          1,008
         Furniture, fixtures and computer equipment                       1,063
                                                                       --------
                                                                          3,551

         Less:  Accumulated depreciation and amortization                (1,925)
                                                                       --------
         Net property and equipment                                       1,626

         Other assets                                                        48

                    Total Assets                                       $  5,540
                                                                       ========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
        Current maturities of long-term debt                              2,926
        Accounts payable                                                    753
        Accrued expenses                                                    614
                                                                       --------
                    Total current liabilities                             4,293
                                                                       --------

        Note payable                                                        857

        Loan payable                                                        141
        Senior priority convertible notes                                 1,025
                                                                       --------
                    Total liabilities                                  $  6,316

Stockholder's equity
         Preferred stock, $.08 par value, 40,000,000
             Shares authorized, none issued
         Common stock, $.20 par value, 800,000,000 shares
             Authorized  8,739,133 shares issued and outstanding          1,748
         Additional paid-in capital                                      51,886
         Accumulated deficit                                            (54,410)
                                                                       --------
                    Total stockholder's deficit                            (776)
                                                                       --------
Total Liabilities and Stockholder's Deficit                            $  5,540
                                                                       ========

          See accompanying notes to consolidated financial statements.

                     DATAMETRICS CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per share data)

                                                            Three Months Ended                Six Months Ended
                                                       April 28,        April 29,         April 28,         April 29,
                                                         2002              2001             2002              2001
                                                       ---------        ---------         ---------         ---------
Sales                                                  $ 1,541           $   772           $ 3,035           $ 1,630

Cost of sales
     Purchases, manufacturing & overhead                   410             2,319             1,136             3,500
                                                       -------           -------           -------           -------

Gross profit (loss)                                      1,131            (1,547)            1,899            (1,870)
Selling, general & administrative expenses                 875               873             1,607             1,426
                                                       -------           -------           -------           -------
Profit (loss) from operations                              256            (2,420)              292            (3,296)

Other income (expense)                                    (476)             (278)             (668)              458
                                                       -------           -------           -------           -------
Profit (loss) before extraordinary item                   (220)           (2,698)             (376)           (2,838)

Net profit (loss)                                      $  (220)          $(2,698)          $  (376)          $(2,838)
                                                       =======           =======           =======           =======

Loss per share of common stock:

Basic and diluted                                      $  (.10)          $ (6.17)          $  (.19)          $ (6.49)

Weighted avg. no. of shares outstanding:
Basic and diluted                                        2,140               437             1,992               437

          See accompanying notes to consolidated financial statements.

                     DATAMETRICS CORPORATION AND SUBSIDIARY
                             STATEMENT OF CASH FLOWS
                                 See Footnote 6

                                   (UNAUDITED)

                                                                                     Six Months Ended
                                                                               April 28,           April 29,
                                                                                  2002                2001
                                                                                --------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                               $   622             $(2,838)
Adjustments to reconcile net loss to net cash
Provided (used in) by operating activities:
            Depreciation                                                            145                 312
            Writedown of inventory                                                   --                 950
            Provision for bad debts                                                  50                  --
            Advances to subsidiary for operations                                (1,188)                 --
            Non-cash charges related to lease abandonment                            --                 250
            Writedown of website costs                                               --                 194
            Advances to employees                                                  (319)                 --
            Repayments of employee advances                                         188                  --
            Expenses satisfied by issuance of common stock                           30
Changes in assets and liabilities:
            Accounts receivable                                                     388                (316)
            Inventory                                                                82                 (50)
            Prepaid expenses and other current assets                                53                (134)
            Other assets                                                            (36)               (195)
            Accounts payable                                                       (219)                399
            Accrued expenses                                                        261               1,203
                                                                                -------             -------
                Net cash provided by (used in) operating activities                  57                (225)
                                                                                -------             -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equity                                                          0                  66
                                                                                -------             -------
                Net cash provided by (used in) investing activities                   0                  66

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on revolving line of credit                                                 --              (7,407)
Borrowings senior priority convertible notes                                         --                 225
Borrowings on long-term debt                                                         --               2,463
Payments on note payable                                                            (13)                 --
Proceeds from short term loans                                                       --               4,889
                                                                                                    -------
                Net cash provided by (used in) financing activities                 (13)                170
                                                                                -------             -------

Net increase (decrease) in cash and cash equivalents                                 44                  11
Cash at the beginning of the period                                                 246                  28
                                                                                -------             -------
Cash at the end of the period                                                   $   290             $    39
                                                                                =======             =======
Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
           Interest paid, net                                                   $   149             $   111
                                                                                =======             =======
Non-cash transaction:
Accrual of 10% senior subordinated notes due 2000                                    --             $    88

Accrual of 12% senior subordinated notes due 2000                                                   $    85

Conversion of 96% of the 10% subordinated notes and all of the
12% senior convertible note and all related accrued interest into
common stock                                                                                        $ 7,180

          See accompanying notes to consolidated financial statements

                             DATAMETRICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except for per share data)

                                 April 28, 2002
                                   (unaudited)

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

      Inventories as of April 28, 2002 consist of the following:

(in thousands)

      Inventories                                                   $2,468
      Obsolete Inventory                                             6,012
                                                                    ------
                  Inventories, gross                                 8,480
                   Reserve for obsolescence                          6,012
                                                                    ------
                   Total  Inventories                               $2,468
                                                                    ======

      During the prior fiscal year it was deemed prudent to increase the reserve for obsolescent inventory or to dispose of inventory. No additional reserves were considered necessary during the second quarter of fiscal year 2002.

3.    DEBT STRUCTURE

            Detail of the Company's debt structure appears in the 10-K for Fiscal Year Ended 10/28/2001.

4.    SEGMENT DATA

            The Company has no reportable segments. There is no segment data to be reported.

5.    COMMITMENTS AND CONTINGENCIES

      In connection with a Mutual Release and Settlement Agreement between the Company and the owner of premises formerly leased by the Company in California, the Company is required to issue approximately 135,000 shares of common stock.

6. Comparable data for the Statement of Cash Flows was not available for the subsidiary acquired, in December, 2001, for the second quarter of the prior or fiscal year. Consequently, the statements of cash flows for the six months ended April 28, 2002 and April 29, 2001 do not include the effect of cash flows for the subsidiary. This data will be provided when it becomes available.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      This report contains certain statements of a forward looking nature relating to future events or the future performance of the Company. Prospective investors are cautioned that such statements are only predictions and those actual events or results may differ materially.

                                MANAGEMENT FOCUS

      The Company's sales in the quarter ended April 28, 2002 were highlighted by the second payment of an exclusive license agreement with 3M in the amount of $946,141 in which the Company granted 3M an exclusive license to its vehicle registration and identification technology. This represents the completion of the contract that was negotiated in the first quarter. Further, the agreement clarifies the Company's focus on the military/defense/aerospace market. Bookings for new military contracts increased during the period, creating a backlog of $1,498,879, or

      32% greater than at the end of the same quarter a year ago. Proposal activity increased significantly due to an increase in military/defense spending by the United States government.

      The Company projects growth throughout 2002, but remains cautious as military program priorities continue to be somewhat fluid as a result of September 11, 2001. The Company sees new opportunities as a result of new homeland security initiatives, but recognizes that a typical sales cycle for a new military program is 18-24 months.

      The Company continued to streamline operations, and reduced payroll by $7,000 per week or 8% as a result. In addition, the Company completed the integration of Peripheral Equipment Corporation (PEC) into its Orlando, Florida facility. DataMetrics remains optimistic that the acquisition of PEC will provide significant revenue opportunities.

RESULTS OF OPERATIONS

                THREE MONTH PERIOD ENDED APRIL 28, 2002 COMPARED
                   TO THREE MONTH PERIOD ENDED APRIL 29, 2001
                                 (in thousands)

      Sales for the quarter ended April 28, 2002 were $1,541, an increase of $769 or 100% compared with sales of $772 in the second quarter in the prior fiscal year. The increase in sales is attributable mainly to the recognition of the second part of the 3M exclusive license agreement. Sales to the Company's major customers, Lockheed Martin and Northrop Grumman filled out the balance.

      Cost of sales is favorable due mainly to the 3M agreement which had little cost incurred. The remaining cost of sales was comparatively low due to efficiencies in purchasing and manufacturing. The actual cost of sales of $410 compared to $2,319 for the same period in the prior year. This was accounted for largely by the writedowns of inventory last year due to slow moving and obsolete inventory.

      Selling, general and administrative expenses for the quarter ended April 28, 2002, were $875 (57% of sales) an increase of $2 or .2%, compared with $873 (113% of sales) for the same period in the second quarter in the prior fiscal year. The increase was additional staff related to merging PEC management into DataMetrics' staff.

      Net interest and other expenses was $476 for the quarter ended April 28, 2002 compared with net interest expense of $278 for the second quarter of the prior fiscal year. This increase is due to the interest accrual which was on a greater amount of debt than the prior period and costs associated with the acquisition and integration of PEC.

      The loss for the quarter ended April 28, 2002 amounted to $220, a decrease of 92% compared with a loss of $2,698 for the second quarter in the prior fiscal year. The decrease in loss for the current period is attributable to the ongoing effort to streamline operations and the termination of unprofitable subsidiaries.

      Management has determined that, based on the Company's historical losses from recurring operations, the Company will most likely not recognize its net deferred tax assets at April 28, 2002. Ultimate recognition of these tax assets is dependent, to some extent, on the future revenue levels and margins of the Company. It is the intention of management to assess the appropriate level for the valuation allowance each quarter.

                 Six Month Period Ended April 28, 2002 Compared
                    To Six Month Period Ended April 29, 2001
                                 (in thousands)

      Sales for the six months period ended April 28, 2002 were $3,035, an increase of

$1,405 or 86%, compared with sales of $1,630 in the same period of the prior year. The increase in sales was due mostly to the 3M hardware and intellectual property sale in the first and second quarter of the year.

      Cost of sales for the first six months of fiscal 2002 was $1,136 (37% of sales), a decrease of $2,364 or 68%, compared with $3,500 (215% of sales) for the same period in the prior fiscal year primarily due to the favorable cost of sales on the 3M sales and the lack of inventory adjustment in cost of sales.

      Selling, General and Administrative expenses for the six month period ended April 28, 2002 were $1,607 (53% of sales), an increase of $181, or 13% compared with $1,426 (87% of sales) for the same period in the prior year. The SG&A costs are increased primarily due to the assimilation of PEC.

      The other income difference is due to $1,046 of life insurance proceeds in the first quarter of the same period in the prior year and the debt restructuring eliminating the interest accrual.

      The net loss for the six month period ended April 28, 2002 amounted to $376, a decrease of $2,462 compared with a net loss of $2,838 for the same period in the prior year. The loss for the current fiscal year is due to increased costs of completing PECs contracts, integration costs and liabilities assumed as a result of the merger.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's principal capital requirements have been to fund working capital needs, capital expenditures and the payment of long term debt. The Company has formerly relied primarily on internally generated funds, private placement proceeds, subordinated debt and other bank debt to finance its operation. The Company's liquidity and cash resources are significantly impaired by ongoing losses. As a result, additional equity or other capital may be required to satisfy operating expenses in the short and long term. There are doubts about the Company's ability to continue as a going concern if such additional capital is not raised.

      Net cash provided (used) in operations was $57 and $(225), in the first six months of 2002 and 2001, respectively. The change from 2001 to 2002 was due to a renewed focus on the military market. As of April 28, 2002, the Company had cash and cash equivalents of $290 compared to $39 of the end of the second quarter in the prior fiscal year.

      Net cash provided by (used) in investing activities was $0 and $66 in the first six months of 2002 and 2001, respectively. The sale of stock in 2001 provided cash from investing activities, however, no corresponding sale has occurred in 2002.

      Net cash provided (used) in financing activities was $(13) and $170 in the first six months of 2002 and 2001, respectively. The change from 2001 to 2002 was primarily related to the debt conversion in the second quarter.

      In January 2002, the Company granted 3M an exclusive license for the "vehicle registration and identification" market and sold certain related equipment for $1,900,000. The Company used the proceeds for operating expenses, marketing expenses, to satisfy current obligations and for its restructuring.

      Effective April 26, 2002, the Company amended its Certificate of Incorporation to increase the number of authorized shares of the Company's Common Stock, $.20 par value, from 40,000,000 to 800,000,000 and to increase the number of authorized shares of the Company's Preferred Stock, $.08 par value, from 5,000,000 to 40,000,000. The Company's Certificate of Incorporation was also amended effective April 26, 2002 to effect a stock combination through a reverse stock split pursuant to which every (20) twenty shares of outstanding Common Stock were reclassified into one (1) share of Common Stock.

      In connection with its efforts to convert certain outstanding indebtedness to equity, the Company had received commitments from the holders of its 12% Senior Subordinated Secured Notes in the aggregate principal amount of $2,835,607 and the holders of 96% of its 10% Subordinated Notes in the aggregate principal amount of $3,524,000 to exchange such promissory notes for Common Stock of the Company effecting the increase in the authorized number of shares of Common Stock. Upon the effectiveness of the amendments to the Company's Certificate of Incorporation, including the one for 20 reverse stock split; the $2,835,607 principal amount of the 12% Senior Subordinated Secured Notes were converted into an aggregate of 1,928,545 shares of Common Stock and the $3,383,040 (96% of $3,524,000) principal amount of the 10% Subordinated Notes were converted into 4,818,656 shares of Common Stock.

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

Item 2. CHANGES IN SECURITIES AND USES OF PROCEEDS.

      None

Item 3. SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS

      None

Item 4. OTHER INFORMATION

      None

Item 5. EXHIBITS AND REPORTS ON FORM 8-K

      Exhibits: None.

      Reports on Form 8-K.

                                   SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Form 10-QSB to be signed on its behalf by its duly authorized representatives.

                                             DATAMETRICS CORPORATION

                                             (Registrant)


Dated: 6/25/2002                             /s/ DANIEL BERTRAM
                                                 -----------------------
                                                 Daniel Bertram
                                                 Chief Executive Officer


Dated: 6/25/2002                             /s/ PHILLIP E. LAMBERT
                                                 -----------------------
                                                 Phillip E. Lambert
                                                 Chief Financial Officer