Form 10QSB
period 2002-07-28
DATAMETRICS CORP
filed 2002-10-08
CIK 27082

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 14934 for the quarterly period ended July 28, 2002

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from _____ to _______.


Commission  File  Number  1-8690

                            DATAMETRICS CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Delaware                               95-3545701
       ---------------------------            -----------------------------
   (State  or  other  jurisdiction  of              (I.R.S.  Employer
     incorporation  or  organization)             Identification Number)


         1717  Diplomacy  Row
         Orlando,  Florida                                32809
       ---------------------------            -----------------------------
 (Address of principal executive offices)               (Zip  Code)

                                 (407) 251-4577
    -----------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrants was required to file such reports); and (2) has been subject to such filing requirements for the past 30 days. [X] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common  Stock  $  .01  Par  Value  10,049,756  shares  as  of  June  21,  2002

--------------------------------------------------------------------------------

Index  to  Form  10-QSB
                                                                       Page  No.
                                                                       --------

Part  I  -  Financial  Information

     Item  1.  Financial  Statements  (unaudited):

          Consolidated  Balance  Sheet  as  of  July  28,  2002               3
          Consolidated  Statements  of  Operations  for  the  Three  Months
               Ended  July  28,  2002  and  July  29,  2001                   4
          Statement  of  Cash  Flows  for  the  Nine  Months
               Ended  July  28,  2002  and  July  29,  2001                   5

          Notes  to  Financial  Statements                                    6

     Item  2.  Management's  Discussion  and  Analysis  of  Financial
               Condition  and  Resled  of  Operations                         9


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

                            DATAMETRICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, expect for per share data)

                                  July 28, 2002
                                   (unaudited)


1. The accompanying condensed financial statements are unaudited and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission relating to interim financial statements. These condensed financial statements do not include all disclosures provided in the Company's annual financial statements. The condensed financial statements should be read in conjunction with the financial statements and notes thereto for the year ended October 28, 2001, contained in the Company's Form 10-KSB filed with the Securities and Exchange Commission. All adjustments of a normal recurring nature, which, in the opinion of management, are necessary to present a fair statement of results for the interim periods have been made. Results of operations are not necessarily indicative of the results to be expected for the full year.

2.   INVENTORIES

     Stockroom inventories consist primarily of materials used by the Company for existing and anticipated contracts and materials and finished assemblies which are held to satisfy spare part requirements of the Company's customers. Those parts not expected to be sold within one year are classified as a non-current asset and fully reserved. The Company evaluates all inventories for obsolescence and net realizable value on a periodic basis and records estimates accordingly.


     Inventories  as  of  July  28,  2002  consist  of  the  following:

     (in  thousands)

     Inventories                                   $     1,803
     Obsolete  Inventories                               6,012
                                                         -----
          Inventories,  gross                            7,815
          Reserve  for  obsolescence                     6,012
                                                         -----
          Total  Inventories                       $     1,803
                                                         =====

During the prior fiscal year it was deemed prudent to increase the reserve for obsolescent inventory or to dispose of inventory. During the third quarter of fiscal year 2002, the value of certain inventory obtained during the acquisition of Peripheral Equipment Corporation was adjusted downward approximately $603,000 on a consolidated basis.

     3.   DEBT  STRUCTURE

          Detail of the Company's debt structure appears in the 10-KSB for the Fiscal year ended 10/28/2001.

     4.   SEGMENT  DATA

          The Company has no reportable segments. There is no segment data to be reported.

     5.   COMMITMENTS  AND  CONTINGENCIES

          In connection with a Mutual Release and Settlement Agreement between the Company and the owner of premises formerly leased by the Company in California, the Company is required to issue approximately 135,000 shares of common stock on a post-split basis.

     6. Comparable data for the Statement of Cash Flows was not available for the subsidiary acquired, in December, 2001, for the third quarter of the prior fiscal year. Consequently, the statements of cash flows for the nine months ended July 28, 2002 and July 29, 2001, do not include the effect of cash flows for the subsidiary. This data will be provided when it becomes available.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This report contains certain statements of a forward-looking nature relating to future events or the future performance of the Company. Prospective investors are cautioned that such statements are only predictions and those actual events or results may differ materially
..

                                MANAGEMENT FOCUS

The Company projects growth throughout 2002, but remains cautious as military program priorities continue to be somewhat fluid as a result of September 11, 2001, and the uncertainty surrounding future military engagements in the war on terrorism. The Company sees new opportunities as a result of new homeland security initiatives, but recognizes that a typical sales cycle for a new military program is 18-24 months.

The Company has seen an increase of 400% in qualified proposal activity and has increased its marketing efforts to successfully compete on new homeland security initiatives.

RESULTS  OF  OPERATIONS

                Three Month Period Ended July 28, 2002, compared
                    to Three Month Period Ended July 29, 2001
                                 (in thousands)

Sales for the quarter ended July 28, 2002, were $829, a decrease of $351or 29.8% compared with sales of $1,180 in the third quarter in the prior fiscal year. The decrease in sales is attributable mainly to competitive pressures, delays in award of anticipated contracts and continuing uncertainties related to September 11, 2001.

Cost of sales is unfavorable due to inefficiencies in purchasing and manufacturing. The actual cost of sales of $1,194 compared to $1,070 for the same period in the prior year.

Selling, general and administrative expenses for the quarter ended July 28, 2002, were $468 (56% of sales), an increase of $321 or 44% of sales, compared with $147 (12% of sales) for the same period in the prior fiscal year. The increase was due to the addition of staff related to merging PEC management into Datametrics' staff.

Net interest and other expenses was $119 for the quarter ended July 28, 2002, compared with net interest expense of $316 for the third quarter of the prior fiscal year. This decrease is due to the conversion of certain debt to equity.

The loss for the quarter ended July 28, 2002, amounted to $1,555, a decrease of 41.7% compared with a loss of $2,668 for the third quarter in the prior fiscal year. The decrease in loss for the current period is attributable to significantly smaller inventory adjustments compared to the same quarter of the prior fiscal year.

Management has determined that, based on the Company's historical losses from recurring operations, the Company will most likely not recognize its net deferred tax assets at July 28, 2002. Ultimate recognition of these tax assets is dependent, to some extent, on the future revenue levels and margins of the Company. It is the intention of management to assess the appropriate level for the valuation allowance each quarter.

                 Nine Month Period Ended July 28, 2002, Compared
                    To Nine Month Period Ended July 29, 2001
                                 (in thousands)

Sales for the nine month period ended July 28, 2002, were $3,864, an increase of $1,054 or 37.5%, compared with sales of $2,810 in the same period of the prior fiscal year. The increase in sales was due mostly to the 3M hardware and intellectual property sale in the first and second quarter of the current year.

Cost of sales for the first nine months of fiscal 2002 was $2,330 (60% of sales), a decrease of $846 or 26.6%, compared with $3,176 (113% of sales) for the same period in the prior fiscal year primarily due to the favorable cost of sale on the 3M sales and a smaller inventory adjustment in cost of sales during the current period.

Selling, General and Administrative expenses for the nine month period ended July 28, 2002, were $2,075 (54% of sales), an increase of $502 or 31.9% compared with $1,573 (56% of sales) for the same period during the prior fiscal year. The SG&A costs increased primarily due to the assimilation of the PEC.

The other income difference is due to $1,046 of life insurance proceeds in the first quarter of the same period in the prior fiscal year and the debt restructuring eliminating the interest accrual.

The net loss for the nine month period ended July 28, 2002, amounted to $1,931, a decrease of $3,575 compared with a net loss of $5,506 for the same period in the prior fiscal year. The reduced loss for the current fiscal year is due to significantly smaller writedowns of PEC inventory and favorable costs of sales on the 3M transaction.

LIQUIDITY  AND  CAPITAL  RESOURCES

The Company's principal capital requirements have been to fund working capital needs, capital expenditures and the payment of long term debt. The Company has formerly relied upon internally generated funds, private placement proceeds, subordinated debt and other bank debt to finance its operation. The Company's liquidity and cash resources are significantly impaired by ongoing losses. As a result, additional equity or other capital may be required to satisfy operating expenses in the short and long term. There are doubts about the Company's ability to continue as a going concern if such additional capital is not raised.

Net cash provided (used) in operations was $______ and $(1,660), in the first nine months of 2002 and 2001 respectively. The change from 2001 to 2002 was due to a renewed focus on the military market. As of July 28, 2002, the Company had cash and cash equivalents of $310 compared to $351 at the end of the third quarter in the prior fiscal year.

Net cash provided by (used) in investing activities was $______ and $(21) in the first nine months of fiscal 2002 and 2001 respectively. Capital expenditures for property, plant and equipment occurred in fiscal 2001.

Net cash provided (used) in financing activities was $________ and $2,004 in the first nine months of fiscal 2002 and 2001 respectively. The change from fiscal 2001 to 2002 was primarily related to the debt conversion in the second quarter.

In January 2002, the Company granted 3M an exclusive license for the "vehicle registration and identification" market and sold certain related equipment for $1,900. The Company used the proceeds for operating expenses, marketing expenses, to satisfy current obligations and for its restructuring.

Effective April 26, 2002, the Company amended its Certificate of Incorporation to increase the number of authorized shares of the Company's Common Stock, $0.01 par value, from 40,000,00 to 800,000,000 and to increase the number of authorized shares of the Company's Preferred Stock, $0.01 par value, from 5,000,000 to 40,000,000. The Company's Certificate of Incorporation was also amended effective April 26, 2002, to effect a stock combination through a reverse split pursuant to which every twenty (20) shares of outstanding Common Stock were reclassified into one (1) share of Common Stock. The post-split par value was previously reported at $0.20 and $0.08 respectively.

In connection with its efforts to convert certain outstanding indebtedness to equity, the Company had received commitments from the holders of its 12% Senior Subordinated Secured Notes in the aggregate principal amount of $2,835,607 and the holders of 96% of its 10% Subordinated Notes in the aggregate principal amount of $3,524,000 to exchange such promissory notes for Common Stock of the Company effecting the increase in the authorized number of shares of Common Stock. Upon the effectiveness of the amendments to the Company's Certificate of Incorporation, including the one for 20 reverse stock split; the $2,835,607 principal amount of the 12% Senior Subordinated Secured Notes were converted into an aggregate of 3,119,168 shares of Common Stock and the $3,383,040 (96% of $3,524,000) principal amount of the 10% Subordinated Notes were converted into 4,818,659 shares of Common Stock.

FORWARD  LOOKING  STATEMENTS  -  CAUTIONARY  FACTORS

Except for the historical information and statements contained in this report, the matters set forth in this report are "forward looking statements" that involve uncertainties and risks, some of which are discussed at appropriated points in this report and the Company's other SEC filings. Additionally, the Company has been engaged in supplying equipment and services to U.S. government defense programs which are subject to special risks, including contract renegotiations and the intense competition for available defense business.

The contract process in which products are offered for sale is generally set before costs are incurred and prices are based on estimates of the costs, which include the anticipated impact of inflation.

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

Item  2.  CHANGES  IN  SECURITIES  AND  USES  OF  PROCEEDS

Pursuant to an agreement with shareholders of Made My Way stock that was previously purchased from the Company, the Company has issued 120,000 shares of its common stock upon surrender of the Made My Way shares.

On February 28, 2002, the Company had contemplated award of stock options to board members Messrs. Bertram, Galloway, Herman and Friedenberg in consideration for their efforts in restructuring the Company's capital structure and as management incentives. The award of those options totaling 5,103,413 shares of common stock and the recognition of associated expenses did not actually occur until the 3rd quarter of the current fiscal year.

Item  3.  SUBMISSION  OF  MATTERS  TO  VOTE  OF  SECURITIES  HOLDERS

          None.

Item  4.  OTHER  INFORMATION

During the third quarter of fiscal 2002, the Chief Accounting Officer, Mr. Phillip Lambert, resigned and was replaced by Mr. Greg S. Lipsit. Mr. Lipsit has almost 20 years of progressively responsible experience in aerospace, defense and commercial sectors including financial and operational responsibilites.

Item  5.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

Exhibits:  Sarbanes-Oxley  Certification.

Reports  on  Form  8-K:  None.


SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Form 10-QSB to be signed on its behalf by its duly authorized representatives.


                                                    DATAMETRICS CORPORATION
                                                    (Registrant)


Dated:  9/17/02                                     /s/  DANIEL  BERTRAM
                                                    -----------------------
                                                    Daniel  Betram
                                                    Chief  Executive  Officer


Dated:  9/17/02                                     /s/  GREG  S.  LIPSIT
                                                    -----------------------
                                                    Greg  S.  Lipsit
                                                    Chief  Accounting  Officer

                     DataMetrics Corporation and Subsidiary
                           Consolidated Balance Sheet
                                   (Unaudited)
                      (in thousands, except per share data)

                                                                       July 28
                                                                         2002
                                                                       -------
                                     ASSETS


Current assets:
  Cash and equivalents                                                $    310
  Account receivable, net of allowance for doubtful accounts of $100       530
  Employee receivables                                                     130
  Inventories, net                                                       1,803
  Prepaid expenses and other current assets                                  0
                                                                       -------
       Total current assets                                              2,773

Property and equipment, at cost:
  Land                                                                     420
  Building and improvements                                              1,112
  Machinery and equipment                                                  874
  Furniture, fixtures and computer equipment                             1,137
                                                                       -------
                                                                         3,543

  Less:  Accumulated depreciation and amortization                      (1,995)
                                                                       -------
  Net property and equipment                                             1,548

  Other assets                                                              54

      Total assets                                                    $  4,375
                                                                       =======

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Current maturities of long-term debt                                   2,923
  Accounts payable                                                         742
  Accrued expenses                                                         731
                                                                       -------
      Total current liabilities                                          4,396
                                                                       -------

  Note payable                                                             852

  Loan payable                                                             141
  Senior priority convertible notes                                      1,025
                                                                       -------
      Total liabilities                                               $  6,414

Stockholder's equity
  Preferred stock, $.01 per value, 40,000,00
           Shares authorized, none issued                                   --
  Common stock, $.01 par value, 800,000,000 shares
          Authorized 10,049,756 shares issued and outstanding              101
  Additional paid-in capital                                            53,824
  Accumulated deficit                                                  (55,964)
                                                                        ------
      Total stockholder's deficit                                       (2,039)
                                                                       -------
Total Liabilities and Stockholder's Deficit                           $  4,375
                                                                       =======


          See accompanying notes to consolidated financial statements.

                      DATAMETRICS CORPORATION AND SUBSIDARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)
                      (in thousands, except per share data)

                      DATAMETRICS CORPORATION AND SUBSIDARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                      (in thousands, except per share data)





                                                    Three Months Ended               Nine Months Ended
                                                  July 28,       July 29,          July 28,       July 29,
                                                    2002           2001              2002           2001
Sales                                             $    829       $  1,180          $  3,864       $  2,810

Cost of sales
        Purchases, manufacturing & overhead       $ (1,194)      $ (1,070)         $ (2,330)      $ (3,176)
                                                   --------       --------          --------       --------
Gross profit (loss)                               $   (365)      $    110          $  1,534       $   (366)
Selling, general & administrative expenses        $   (468)      $   (147)         $ (2,075)      $ (1,573)
Write down of inventory                           $   (603)      $ (2,265)         $   (603)      $ (3,215)
Provision for lease abandonment                    --             --                --            $   (250)
Provision for loss on website development costs    --             --                --            $   (194)
Provision for contract adjustment                  --            $    (50)          --            $    (50)
                                                   --------       --------          --------       --------
Profit (loss) from operations                     $ (1,436)      $ (2,352)         $ (1,144)      $ (5,648)

Other income (expense)
        Life insurance proceeds                    --             --                --            $  1,046
        Interest expense, net                     $   (119)      $   (316)         $   (787)      $   (904)
                                                   --------       --------          --------       --------

Profit (loss) before extraordinary item           $ (1,555)      $ (2,668)         $ (1,931)      $ (5,506)

Net profit (loss)                                 $ (1,555)      $ (2,668)         $ (1,931)      $ (5,506)
                                                   ========       ========          ========       ========


Loss per share of common stock:
Basic and diluted                                 $  (0.16)      $  (2.61)         $  (0.42)      $  (5.39)

Weighted avg. no. of shares outstanding:
Basic and diluted                                    9,939          1,023             4,641          1,022




     See  accompanying  notes  to  consolidated  financial  statements.

                      DATAMETRICS CORPORATION AND SUBSIDARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                      (in thousands, except per share data)




                                                    Three Months Ended          Nine Months Ended
                                                  July 28,      July 29,      July 28,     July 29,
                                                    2002          2001         2002         2001

Sales                                             $   829       $  1,180      $  3,864     $  2,810

Cost of sales
  Purchases, manufacturing & overhead             $(1,194)      $ (1,070)     $ (2,330)    $ (3,176)
                                                   -------       --------      --------     --------
Gross profit (loss)                               $  (365)      $    110      $  1,534     $   (366)
Selling, general & administrative expenses        $  (468)      $   (147)     $ (2,075)    $  (1,573)
Write down of inventory                           $  (603)      $ (2,265)     $   (603)    $  (3,215)
Provision for lease abandonment                    --            --            --          $    (250)
Provision for loss on website development costs    --            --            --          $    (194)
Provision for contract adjustment                  --           $    (50)      --          $     (50)
                                                   -------       --------      --------     --------
Profit (loss) from operations                     $(1,436)      $ (2,352)     $ (1,144)    $  (5,648)

Other income (expense)
         Life insurance proceeds                   --            --            --          $   1,046
         Interest expense, net                    $  (119)      $   (316)     $   (787)    $    (904)
                                                   -------       --------      --------     --------

Profit (loss) before extraordinary item           $(1,555)      $ (2,668)     $ (1,931)    $  (5,506)

Net profit (loss)                                 $(1,555)      $ (2,668)     $ (1,931)    $  (5,506)
                                                   =======       ========      ========     =========

Loss per share of common stock:
Basic and diluted                                 $ (0.16)      $  (2.61)     $  (0.42)    $   (5.39)

Weighted avg. no. of shares outstanding:
Basic and diluted                                   9,939          1,023         4,641         1,022



     See  accompanying  notes  to  consolidated  financial  statements.

                     DATAMETRICS CORPORATION AND SUBSIDIARY
                             STATEMENT OF CASH FLOWS
                                 See Footnote 6

                                   (UNAUDITED)

                                                                            Nine Months Ended
                                                                        July 28          July 29
                                                                         2002              2001
                                                                         ----              ----


CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                       $   622          $ (5,506)
Adjustments to reconcile net loss to net cash
Provided (used in) by operating activities:
          Depreciation                                                      145               225
          Writedown of inventory                                             --             3,215
          Provision for contract adjustment                                  --                50
          Capitalized interest expense                                                         82
          Provision for bad debts                                            50                --
          Advances to subsidiary for operations                              --                --
          Non-cash charges related to lease abandonment                      --               250
          Writedown of website costs                                         --               194
          Advances to employees                                            (319)               --
          Repayment of employee advances                                    188                --
          Expenses satisfied by issuance of common stock                     30                --
Changes in assets and liabilities:                                           --
          Accounts receivable                                               388              (792)
          Inventory                                                          82               114
          Prepaid expenses and other current assets                          53               285
          Other assets                                                      (36)               54
          Accounts payable                                                 (219)              113
          Accrued Expenses                                                  261                56
                                                                         -------           -------
                Net cash provided by (used in) operating activities       1,245            (1,660)

CASH FLOWS FROM INVESTING ACTIVITIES
Capitl expenditures for Property, Plant and Equipment                                        (21)
                                                                         -------           -------
                Net cash provided by (used in) investing activities           0               (21)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings senior priority convertible notes                                 --             1,025
Borrowings (payments) on long-term debt                                      --               (13)
Borrowings (payments) on note payable                                       (13)              926
Proceeds from issuance of common stock and warrants                          --                66
                                                                         -------           -------
                Net cash provided by (used in) financing activities         (13)            2,004

Net increase (decrease) in cash and cash equivalents                          44              323
Cash at the beginning of the period                                          246               28
                                                                         -------           -------
Cash at the end of the period                                            $   290           $   351
                                                                         =======           =======
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
          Debt refinancing                                               $    --           $ 2,601
          Interest paid                                                      149               445
                                                                         -------           -------
                                                                         $   149           $ 3,046
                                                                         =======           =======
Non-cash transaction
Accrual of 10% senior subordinated notes due 2000                                          $    88

Accrual of 12% senior subordinated notes due 2000                                          $    85

Conversion of 96% of the 10% subordinated notes and all of the 12% senior
convertible note and all related accrued interest into common stock.                       $ 7,180



     See  accompanying  notes  to  consolidated  financial  statements.