Form 10QSB/A
period 2002-07-28
DATAMETRICS CORP
filed 2002-10-09
CIK 27082

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

Common  Stock  $  .01  Par  Value  10,049,756  shares  as  of  October 4, 2002

--------------------------------------------------------------------------------

Index  to  Form  10-QSB
                                                                       Page  No.
                                                                       --------

Part  I  -  Financial  Information

     Item  1.  Financial  Statements  (unaudited):

          Consolidated  Balance  Sheet  as  of  July  28,  2002               3
          Consolidated  Statements  of  Operations  for  the  Three  Months
               Ended  July  28,  2002  and  July  29,  2001                   4
          Condensed Consolidated Statement of Cash Flows for  the
               Nine  Months Ended  July  28,  2002  and  July  29,  2001      5

          Notes  to  Financial  Statements                                    6

     Item  2.  Management's  Discussion  and  Analysis  of  Financial
               Condition  and  Results  of  Operations                        12


Part  II  -  Other  Information

     Item  1.  Legal  Proceedings                                             14
     Item  2.  Changes  in  securities  and  uses of funds                    15
     Item  3.  Defaults upon senior securities                                15
     Item  4.  Submission  of  matters  to  a  vote  of  security  holders    15
     Item  5.  Other  information                                             15
     Item  6.  Exhibits  and  Reports  on  Form  8-K                          16



Signatures                                                                    16

                     DataMetrics Corporation and Subsidiary
                           Consolidated Balance Sheet
                                   (Unaudited)
                      (in thousands, except per share data)

                                                                       July 28
                                                                         2002
                                                                       -------
                                     ASSETS


Current assets:
  Cash and equivalents                                                $    310
  Account receivable, net of allowance for doubtful accounts of $100       530
  Employee receivables                                                     130
  Inventories, net                                                       1,803
  Prepaid expenses and other current assets                                 42
                                                                       -------
       Total current assets                                              2,815

Property and equipment, at cost:
  Land                                                                     420
  Building and improvements                                              1,112
  Machinery and equipment                                                  874
  Furniture, fixtures and computer equipment                             1,137
                                                                       -------
                                                                         3,543

  Less:  Accumulated depreciation and amortization                      (1,995)
                                                                       -------
  Net property and equipment                                             1,548

  Other assets                                                           1,216

      Total assets                                                    $  5,579
                                                                       =======

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Current maturities of long-term debt                                   3,953
  Accounts payable                                                         742
  Accrued expenses                                                         732
                                                                       -------
      Total current liabilities                                          5,427
                                                                       -------

  Note payable                                                             848

  Loan payable                                                             141
                                                                       -------
      Total liabilities                                               $  6,416

Stockholder's equity
  Preferred stock, $.01 par value, 40,000,00
           Shares authorized, none issued                                   --
  Common stock, $.01 par value, 800,000,000 shares
          Authorized 10,049,756 shares issued and outstanding              101
  Additional paid-in capital                                            53,558
  Additional paid-in capital options                                       265
  Additional paid-in capital warrants                                    1,204
  Accumulated deficit                                                  (54,034)
  Net Income (loss)                                                     (1,931)
                                                                        ------
      Total stockholder's deficit                                         (837)
                                                                       -------
Total Liabilities and Stockholder's Deficit                           $  5,579
                                                                       =======


          See accompanying notes to consolidated financial statements.

                      DATAMETRICS CORPORATION AND SUBSIDARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                      (in thousands, except per share data)




                                                    Three Months Ended          Nine Months Ended
                                                  July 28,      July 29,      July 28,     July 29,
                                                    2002          2001         2002         2001

Sales                                             $   829       $  1,180      $  3,864     $  2,810

Cost of sales
  Purchases, manufacturing & overhead             $  (591)      $ (1,070)     $ (1,727)    $ (3,176)
                                                   -------       --------      --------     --------
Gross profit (loss)                               $   238      $     110      $  2,137     $    (366)
Selling, general & administrative expenses        $(1,073)      $   (147)     $ (2,680)    $  (1,573)
Write down of inventory                           $  (603)      $ (2,265)     $   (603)    $  (3,215)
Provision for lease abandonment                    --            --            --          $    (250)
Provision for loss on website development costs    --            --            --          $    (194)
Provision for contract adjustment                  --           $    (50)      --          $     (50)
                                                   -------       --------      --------     --------
Profit (loss) from operations                     $(1,438)      $ (2,352)     $ (1,146)    $  (5,648)

Other income (expense)
         Life insurance proceeds                   --            --            --          $   1,046
         Interest expense, net                    $  (117)      $   (316)     $   (785)    $    (904)
                                                   -------       --------      --------     --------

Net profit (loss)                                 $(1,555)      $ (2,668)     $ (1,931)    $  (5,506)
                                                   =======       ========      ========     =========

Loss per share of common stock:
Basic and diluted                                 $ (0.16)      $  (2.61)     $  (0.42)    $   (5.39)

Weighted avg. no. of shares outstanding:
Basic and diluted                                   9,939          1,023         4,641         1,022



     See  accompanying  notes  to  consolidated  financial  statements.

                     DATAMETRICS CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS


                                                (UNAUDITED)


                                                                           Nine Months Ended
                                                                           July 28    July 29
                                                                             2002       2001
                                                                         ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                        $ (1,931)  $ (5,506)
Adjustments to reconcile net loss to net cash
Provided (used in) by operating activities:
  Depreciation                                                                218        225
  Writedown of inventory                                                      603      3,215
  Other adjustments                                                           (51)       576
 Changes in assets and liabilities:
  Accounts receivable                                                       1,281       (792)
  Accounts payable                                                         (1,030)       113
  Other adjustments                                                           994        509

                                                                         ---------  ---------
    Net cash provided by (used in) operating activities                        84     (1,660)

CASH FLOWS FROM INVESTING ACTIVITIES                                           --        (21)


CASH FLOWS FROM FINANCING ACTIVITIES                                          (20)     2,004

Net increase (decrease) in cash and cash equivalents                           64        323
Cash at the beginning of the period                                           246         28
                                                                         ---------  ---------
Cash at the end of the period                                            $     310   $   351
                                                                         =========  =========
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
  Debt refinancing                                                       $      --   $ 2,601
  Interest paid                                                                219       445
                                                                         ---------  ---------
                                                                         $     219   $ 3,046
                                                                         =========  =========
Non-cash transactions:

Conversion of 96% of the 10% subordinated notes and all                  $   7,180
of the 12% senior convertible note and all related accrued
interest into common stock.

Subsidiary Peripheral Equipment Corp acquired by issuing warrants        $   1,204
for Datametrics common stock.



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
                 Reserve  for  obsolescence         6,012
                                                    -----
                 Total  Inventories            $    1,803
                                                    =====

          During the prior fiscal year it was deemed prudent to increase the reserve for obsolescent inventory or to dispose of inventory. During the third quarter of fiscal year 2002, the value of certain inventory obtained during the acquisition of Peripheral Equipment Corporation was adjusted downward approximately $603 on a consolidated basis along with a corresponding increase in cost of goods sold.

     3.   DEBT  STRUCTURE

          Detail of the Company's debt structure appears in the 10-KSB for the Fiscal year ended 10/28/2001.

     4.   SEGMENT  DATA

          The Company has no reportable segments. There is no segment data to be reported.

     5.   COMMITMENTS  AND  CONTINGENCIES

          In connection with a Mutual Release and Settlement Agreement between the Company and the owner of premises formerly leased by the Company in California, the Company is required to issue approximately 135 shares of common stock.

     6.   BUSINESS ACQUISITION AND WARRANTS

          As part of its overall strategic plan, the Company is reestablishing its position in the military hardware market and is also developing a global presence. In order to accomplish these objectives, the Company entered into an agreement with Peripheral Equipment Corporation (PEC), a California business selling computer hardware with military applications, on November 19, 2001 to acquire all of the outstanding shares of PEC stock.

          In accordance with the agreement, each share, option, and warrant outstanding of PEC, at the date of the agreement, was converted into DataMetrics Corporation warrants. These warrants allow the holders to purchase 1,500 shares of DataMetrics common stock (at a price of $1.40 per share for a period of 10 years. The value recorded for these warrants and the accompanying acquisition was $ 1,204 (goodwill). This value was determined using the Black-Scholes model for options and warrants with the following assumptions: dividend yield of 0%, expected volatility of 107%, risk-free interest rate of 4.8%, expected life of 10 years, and a discount due to marketability and dilution of 0.53.

          As a result of this agreement, the financial statements include the assets and liabilities of PEC and the effects from PEC's operations since the acquisition on December 6, 2001. Since this acquisition occurred near the beginning of DataMetrics Corporation's fiscal year, any differences between reported results of operations as shown in the Consolidated Statements of Operations and the results of operations if the acquisition had occurred at the beginning of the period being reported on are immaterial. Consequently, no pro forma information that discloses these differences has been included in these financial statements.

      7.  STOCK-BASED COMPENSATION

          The Company applies Accounting Principles Board Opinion No. 25, "Accounting For Stock Issued To Employees", and selected interpretations in accounting for its stock-based compensation plan. Accordingly, the Company has recognized $ 265,377 and $ 0 in the financial statements for the nine months ended July 28, 2002 and July 29, 2001, respectively, as compensation expense in connection with its stock-based compensation plan.

          FASB Statement 123, "Accounting for Stock-Based Compensation", requires that the Company provide pro forma information regarding net loss and loss per share as if the compensation cost for the Company's stock option plan had been determined in accordance with the fair value method prescribed in such statement. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2001: dividend yield of 0%, expected volatility of 160.2%, average risk-free interest rate of 4.81%, expected life of 5 years, and a discount due to marketability and dilution of .869. For 2002, the weighted average assumptions used for grants were: dividend yield of 0%, expected volatility of 121%, average risk-free interest rate of 4.34%, expected life of 5 years, and a discount due to marketability and dilution of .548.

          Under the provisions of FASB Statement 123, the Company's net loss and loss per share would have been adjusted to the pro forma amounts indicated below:


                                                         July  29,  2001
                                                     -----------------------
                                                  Three Months       Nine Months
                                                  ------------       -----------
Net  Loss:
     As  Reported                                   ($2,668)           ($5,506)
     Pro  Forma                                     ($2,788)           ($5,626)

Earnings per share (Primary and fully diluted)
     As  Reported                                    ($2.61)            ($5.39)
     Pro  Forma                                      ($2.72)            ($5.50)



                                                         July  28,  2002
                                                     -----------------------
                                                  Three Months       Nine Months
                                                  ------------       -----------
Net  Loss:
     As  Reported                                   ($1,555)           ($1,931)
     Pro  Forma                                     ($2,033)           ($2,409)

Earnings  per  share  (Primary  and  fully  diluted)
     As  Reported                                    ($0.16)            ($0.42)
     Pro  Forma                                      ($0.20)            ($0.52)

      8.  STOCK  OPTIONS

          The Company has several stock option plans which provide for the granting of options to employees or directors at prices and terms as determined by the Board of Directors. Options vest over periods of up to six years.


          A summary of the status of the Company's stock options as of July 28, 2002 and July 29, 2001 are as follows:


                                                         2001                              2002
                                         ----------------------------------    ---------------------------------

                                         Shares            Weighted-Average    Shares          Weighted-Average
                                         (000's)           Exercise Price      (000's)         Exercise Price
                                         ----------       -----------------    ---------      ------------------
Outstanding at beginning of year
  (2002 includes the effect of a
  reverse stock split of 20 to 1)              786              $  0.51              189            $  2.80

Granted                                      3,000                 0.05            5,103               0.258

Expired                                        (5)                 1.50               --                 --

Outstanding at end of year                   3,781                 0.14             5,292               0.35


Options Exercisable at year end              3,781                                 5,292
                                         ==========                              ==========

Weighted Average Fair Value of Options
  (Options granted during the years
  shown have exercise prices that
  were less than the market value
  of the stock on the grant date)        $    0.04                               $ 0.146

NOTE      8.  STOCK  OPTIONS  (continued)


                         OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
                  --------------------------------------------------    -----------------------------------
                    Number        Weighted-Average  Weighted-Average         Number        Weighted-Average
Range of          Outstanding        Remaining         Exercise           Exercisable          Exercise
Exercise Prices   at 7/28/02      Contractual Life       Price            at 7/28/02            Price
---------------   ------------    ----------------  ----------------    --------------    -----------------
Less than $1           5,103          5 Years          $   0.258             5,103             $  0.258
$ 1 to 2                 163           3.85            $    1.07               163             $   1.07
$ 12                      25           3.25            $   12.00                25             $  12.00
$ 36                       2           0.76            $   36.30                 2            $  36.30
                  ------------                                          --------------
                       5,293                                                 5,293
                  ============                                          ==============

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

The Company has seen an increase of 400% in requests for proposals from current and prospective customers on programs with high probability of contract award and has increased its marketing efforts to compete on new homeland security initiatives.

RESULTS  OF  OPERATIONS

                Three Month Period Ended July 28, 2002, compared
                    to Three Month Period Ended July 29, 2001
                                 (in thousands)

Sales for the quarter ended July 28, 2002, were $829, a decrease of $351 or 29.8% compared with sales of $1,180 in the third quarter in the prior fiscal year. The decrease in sales is attributable mainly to competitive pressures, delays in award of anticipated contracts and continuing uncertainties related to September 11, 2001. An entry of ($111) was made during the quarter to adjust Peripheral Equipment Corporation ("PEC") sales from a prior period.

Cost of sales for the quarter ended July 28, 2002 were favorable due to efficiencies in purchasing and manufacturing. The prior year also included substantial writeoffs of inventory charged to cost of goods sold. Actual cost of sales were $591 compared to $1,070 for the same period in the prior year, a reduction of 44.8% or $479.

Selling, general and administrative expenses for the quarter ended July 28, 2002, were $1,073 (129% of sales), an increase of $926 or 117% of sales, compared with $147 (12% of sales) for the same period in the prior fiscal year. The increase was due to the addition of staff related to merging Peripheral Equipment Corporation ("PEC") into Datametrics following the acquisition of PEC in December 2001 and charges of $290 related to issuing stock and warrants and write-off of miscellaneous balances totaling $88.

Net interest and other expenses was $117 for the quarter ended July 28, 2002, compared with net interest expense of $316 for the third quarter of the prior fiscal year. This decrease is due to the conversion of debt to equity including accrued interest of $961 and principal of %6,219.

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

                 Nine Month Period Ended July 28, 2002, Compared
                    To Nine Month Period Ended July 29, 2001
                                 (in thousands)

Sales for the nine month period ended July 28, 2002, were $3,864, an increase of $1,054 or 37.5%, compared with sales of $2,810 in the same period of the prior fiscal year. The increase in sales was due mostly to the 3M hardware and intellectual property sale in the first and second quarter of the current year in the amount of $1,896. The decrease in the other sales is attributable to competitive pressure, delays in award of anticipated contracts, continuing uncertainties related to September 11, 2001, and an adjustment of ($111) related to Peripheral Equipment Corporation ("PEC") sales from a prior period.


Cost of sales for the first nine months of fiscal 2002 was $1,727 (45% of sales), a decrease of $1,449 or 45.6%, compared with $3,176 (113% of sales) for the same period in the prior fiscal year primarily due to the favorable cost of sale on the 3M sales and a smaller inventory adjustment in cost of sales during the current period.

Selling, General and Administrative expenses for the nine month period ended July 28, 2002, were $2,680 (69% of sales), an increase of $1,107 or 70.4%
compared with $1,573 (56% of sales) for the same period during the prior fiscal year. The SG&A costs increased primarily due to the assimilation of PEC and expenses associated with issuing stock and warrants (see note 8 to the financial statements).

The other income difference is due primarily to $1,046 of life insurance proceeds in the first quarter of the same period in the prior fiscal year.

The net loss for the nine month period ended July 28, 2002, amounted to $1,931, a decrease of $3,575 compared with a net loss of $5,506 for the same period in the prior fiscal year. The reduced loss for the current fiscal year is due to significantly smaller write-downs of PEC inventory and favorable costs of sales on the 3M transaction.

LIQUIDITY  AND  CAPITAL  RESOURCES

The Company's principal capital requirements have been to fund working capital needs, capital expenditures and the payment of long term debt. The Company has formerly relied upon internally generated funds, private placement proceeds, subordinated debt and other bank debt to finance its operation. The Company's liquidity and cash resources are significantly impaired by ongoing losses. As a result, additional equity or other capital is required to satisfy operating expenses in the short and long term. The Company also has a secured promissory note in the outstanding principal amount of $2,900 due in January 2003. The Company will need to either restructure this obligation or secure alternate financing in order to avoid a default. There are doubts about the Company's ability to continue as a going concern if such additional capital is not raised.

Net cash provided (used) in operations was $84 and $(1,660), in the first nine months of 2002 and 2001 respectively. The change from 2001 to 2002 was due to a renewed focus on the military market and significantly reduced use of cash in the current year reflected in lower cost of sales associated with the 3M transaction. As of July 28, 2002, the Company had cash and cash equivalents of $310 compared to $351 at the end of the third quarter in the prior fiscal year.

Net cash provided by (used) in investing activities was $0 and $(21) in the first nine months of fiscal 2002 and 2001 respectively. Capital expenditures for property, plant and equipment occurred in fiscal 2001.

Net cash provided (used) in financing activities was $(20) and $2,004 in the first nine months of fiscal 2002 and 2001 respectively. The change from fiscal 2001 to 2002 was primarily related to the debt conversion in the second quarter.

In January 2002, the Company granted 3M an exclusive license for the "vehicle registration and identification" market and sold certain related equipment for $1,896. The Company used the proceeds for operating expenses, marketing expenses, to satisfy current obligations and for its restructuring.

Effective April 26, 2002, the Company amended its Certificate of Incorporation to increase the number of authorized shares of the Company's Common Stock, $0.01 par value, from 40,000 to 800,000 and to increase the number of authorized shares of the Company's Preferred Stock, $0.01 par value, from 5,000 to 40,000. The Company's Certificate of Incorporation was also amended effective April 26, 2002, to effect a stock combination through a reverse split pursuant to which every twenty (20) shares of outstanding Common Stock were reclassified into one (1) share of Common Stock. The post-split par value was previously reported at $0.20 and $0.08 respectively.

In connection with its efforts to convert certain outstanding indebtedness to equity, the Company converted its 12% Senior Subordinated Secured Notes in the aggregate principal amount of $2,836 and the holders of 96% of its 10% Subordinated Notes in the aggregate principal amount of $3,524 for Common
Stock of the Company. Upon the effectiveness of the amendments to the Company's Certificate of Incorporation, including the one for 20 reverse stock split; the $2,836 principal amount of the 12% Senior Subordinated Secured Notes were converted into an aggregate of 3,119 shares of Common Stock and the $3,383 (96% of $3,524) principal amount of the 10% Subordinated Notes were converted into 4,819 shares of Common Stock.


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

PART  II  OTHER  INFORMATION (in thousands)

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

Item  2.  CHANGES  IN  SECURITIES  AND  USES  OF  PROCEEDS

Pursuant to an agreement with holders of Made My Way (a former subsidiary of the Company) the Company issued 120 shares of its common stock upon surrender of 600 shares of the Made My Way stock in June 2002. The transaction was exempt from registration under Section 4(2) of the Securities Act of 1933 (the "Act").

In November 2001, the company authorized the award of stock options following the effectiveness of the Company's reverse stock split to board members Messrs. Bertram, Galloway, Herman and Friedenberg in consideration for their efforts in restructuring the Company's capital structure and as management incentives. The award of those options for a total of 5,103 shares of common stock at an exercise price of $0.28 and the recognition of associated expenses did not actually occur until June 2002. The issuance of the options was exempt from registration under Section 4(2) of the Act.

Item  3.  DEFAULTS UPON SENIOR SECURITIES

          None.

Item  4.  SUBMISSION  OF  MATTERS  TO  VOTE  OF  SECURITIES  HOLDERS

          None.

Item  5.  OTHER  INFORMATION

During the third quarter of fiscal 2002, the Chief Accounting Officer, Mr. Phillip Lambert, resigned and was replaced by Mr. Greg S. Lipsit. Mr. Lipsit has almost 20 years of experience in aerospace, defense and commercial sectors including financial and operational responsibilities.

Item  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

Exhibits:  Sarbanes-Oxley  Certification.

Reports  on  Form  8-K:  None.


SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Form 10-QSB to be signed on its behalf by its duly authorized representatives.


                                                    DATAMETRICS CORPORATION
                                                    (Registrant)


Dated:  10/07/02                                     /s/  DANIEL  BERTRAM
                                                    -----------------------
                                                    Daniel  Bertram
                                                    Chief  Executive  Officer


Dated:  10/07/02                                     /s/  GREG  S.  LIPSIT
                                                    -----------------------
                                                    Greg  S.  Lipsit
                                                    Chief  Accounting  Officer