Form 10KSB
period 2002-10-31
DATAMETRICS CORP
filed 2003-09-16
CIK 27082

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                   FORM 10-KSB

              (Mark One)

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended October 31, 2002

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the Transition Period From-_________to-_________

                          Commission File Number 0-8567

                             DataMetrics Corporation
  -----------------------------------------------------------------------------
                    (Exact name of Small Business Registrant)

      Delaware                                          95-3545701
      --------                                          ----------
(State or other jurisdiction of                        (IRS Employer
Incorporation or organization)                       Identification No.)

                   1717 Diplomacy Row, Orlando, Florida 32809
                -------------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code:  (407) 251-4577
                                                     --------------

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                 Name of each exchange on which registered
-------------------                 -----------------------------------------
Common Stock, .01 par value         None - quoted on the Pink Sheets, Over the
                                     Counter

Securities registered pursuant to Section 12(g) of the Act:

None

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [] No [X]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part IV of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year:
                                            Gross Sales - $2,841,000
                                      Sale of Equipment - $1,981,000
                                          Total Revenue - $4,822,000

State the number of shares outstanding of the Registrant's Common Stock ("Common Stock"), as of the latest practicable date: 21,422,888 shares of Common Stock as of August 1, 2003.

The aggregate market value of the common equity of the company held by non-affiliates as of August 1, 2003 was $385,000.

PART I

ITEM 1.  BUSINESS - General

         This report contains certain statements of a forward-looking nature that relate to the future events or the future performance of DataMetrics Corporation ("DataMetrics" or the "Company"). Prospective investors are cautioned that such statements are only predictions and that the actual events or results may differ materially. In evaluating such statements, prospective investors should specifically consider various factors identified in this report, including, without limitation, that Department of Defense ("DoD") contracts are subject to termination without cause, competitive factors and pricing pressures.

         The Company, which commenced operations in 1962, is a manufacturer of ruggedized information technology equipment, including computers, printers, workstations and peripherals, which are designed to work in harsh environments. The Company's information technology equipment is principally used in military applications and commercial aircraft.

         DataMetrics is in the middle of the second year of the three-year transformation as outlined by its CEO, Daniel Bertram in June 2001. The cost-cutting measures and a sharpened market focus have had an effect, reducing the net loss from $5,361,000 in 2001 to $4,509,000 in 2002. However, as a result of the long sales cycle of military/defense programs, the realization of the renewed sales efforts is not apparent in the fiscal year ended October 31, 2002 ("FY 2002").

         The tragic events of September 11, 2001 and subsequent military events have had a significant effect on the Company's business. The war effort caused an immediate reallocation of military/ defense resources to short term military needs such as troop support and deployment as well as munitions. Many programs that the Company counted on were delayed or canceled. Prior to September 11, 2001, this entire segment had been impacted in recent years by reduced government spending and defense appropriations. The militarized product area had been especially subject to defense budget cuts. The long design cycle for these programs creates an intangible cost in the form of rapid technological obsolescence. Some military programs that would have sought militarized equipment some years ago have modified the requirements to reflect a need for rugged or commercial products. This trend has tended to benefit sales of the Company's rugged product line. As the Army has pushed for further digitization of the battlefield, the Company has pressed forward its initiatives in the tactical and tactical support areas.

         Many of the military programs from which the Company anticipates generating its revenue have been rescheduled and military priorities have been reconsidered to account for short, medium, and long-term needs. Although the defense budget has been significantly increased, and Homeland Security has taken on a new meaning at the federal, state, and municipal levels, the Company has concerns about the continued war on terrorism, the conflict in Iraq and a continuous US military presence in the region. This activity could divert government funds for troop support and battlefield initiatives.

         The Company designs, develops, and manufactures computers and computer peripheral equipment for military, industrial and commercial applications where reliable operation of the equipment in challenging environments is imperative.

The systems provided are qualified for use in airborne, shipboard, and ground based applications. The Company's product lines include a broad range of computers, computer workstations, servers, printers, and plotters.

         The Company offers military specified and ruggedized versions of flat panel monitors and other peripheral equipment (including computers, printers, keyboards and trackballs) encased in shock, vibration and temperature resistant chassis. The chassis produced by the Company are used in conjunction with its product by the military to house sensitive equipment. The Navy P3 Orion, Air Force AWACS and Army Fire-Finder programs all require rugged rack enclosures to protect the equipment from shock, vibration and other damage which may be experienced in a harsh operating environment. DataMetrics continues to increase its presence in the military arena including United States Air Force avionics and ground-based systems as well as United States Army system diagnostics. DataMetrics' equipment is designed and qualified for use as part of commercial airlines cockpit systems.

           The Company primarily uses a direct sales approach in the US with a few independent representatives in key areas. Internationally, the Company uses manufacturers' representatives in key areas of Europe, Latin America and the Far East.

         In December 2001, the Company acquired Peripheral Equipment Corporation
(PEC) as a wholly owned subsidiary. The Company sought to gain certain market synergies with PEC to strengthen the Company's performance and product offerings, specifically in the area of LCD Flat Screen Monitors and VME enclosures.

         In January 2002, the Company signed an exclusive licensing agreement with 3M of Minneapolis, MN for its Vizzix System's Condor(R) thermal printing technology. The agreement included the sale of assets and provided an exclusive right for 3M to market the proprietary technology into the registered motor vehicle license plate industry worldwide.

         In 2002, the Company initiated a strategic corporate initiative to offer integration services such as `populated' chassis and all-in-one workstations in addition to our traditional products. The Company is currently executing on a $1.6MM product integration contract with Raytheon Company with significant follow-on potential predicated on the US Navy's schedule for upgrading P-3 Orions, and Raytheon's ability to attract new customers.

         Despite limited resources, the Company has also been able to invest modestly in research and development (R & D). The customers absorb most of the Company's R & D and Non-Recurring Expenses (NRE). However, over the last two years, the company has invested approximately $50K in various new products and updates to existing products. The Company has designed and developed a new low-cost ink-jet printer, a new color thermal printer to replace its 1901/1903 models and a new trunk-mounted rugged PC for the Public Safety market.

         The Company's Commercial Airline Products have been sought out by airframe manufacturers to provide a new generation of products. As one of three main manufacturers of FAA certified printers in the world, the Company seeks to garner a greater market share. However, the Company will need to invest to expand its product offering and provide technology updates to its current product offering.

         The Company has replaced its outdated and very maintenance intensive Material Requirements Planning (MRP) System with a more economical and user-friendly Made-2-Manage system that is scaled appropriately for our business. The MRP system is the internal software system that manages the business from quoting a project all the way through invoicing the customer to include planning, logistics, manufacturing, accounting, and contact management. It was fully implemented in May 2003. While installation of this system entailed significant up-front cost in the range of $150,000, the Company will realize significant savings of approximately $100,000 for each of the first three years after completion of integration.

COMPETITION

         The Company competes in each of its target markets with other companies. The Company has various competitors, of which the primary ones are Carlo Gavazzi, Inc. and Miltope Corporation, who have substantially greater financial, technical, marketing, distribution and other resources than the Company. The principal competitive factors in the markets in which the Company participates are price, quality, technological capability, reliability and timely delivery. Because of the breadth of The Company's product line, the Company competes with different companies for various products. For Chassis, the Company competes with ELMA, AP Labs and Carlo Gavazzi. The Company competes with Barco for monitors and with Miltope for printers.

         The Company's competitive position in its industry has been based upon the experience of its technical personnel in their respective specialized fields of computer and peripheral product design; its broad range of products; its ability to design and manufacture its products to meet customers' specifications; its specialized manufacturing and testing facilities; its long association with many of its customers and its managerial and marketing expertise in dealing with commercial customers, prime contractors and the DoD. The Company believes that once a particular supplier's computer and/or peripheral products have been selected for incorporation in a military or commercial program, further competition by other vendors during the life cycle of that program is limited.

SOURCES OF SUPPLY

         The Company is generally not dependent upon any one supplier for any raw material or component we purchase. There are available alternative sources for such raw materials and components.

Significant Customers and Matters Concerning DoD Business

         Most of the customers for the Company's products are the DoD and prime contractors under programs funded by the DoD. Because the Company's products are intended to function as subsystems, they are sold to customers which manufacture, sell or use data processing or data communication systems which utilize a processing, printing, recording or data entry function for which the Company's products are suited. While the Company may be a subcontractor on a government program with an aggregate budget of billions of dollars extending over as long as a ten-year period, the Company's share of the budget for any major program is relatively small, generally 1-10%, depending on the scope.

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

         While management believes that the Company's trademarks, patents, patent applications, and other proprietary know-how have significant value, changing technology and COTS (Commercial off-the-shelf) initiatives within the DoD, makes the Company's future success dependent principally upon its employees' technical competence and creative skills for continuing innovation.

         The Company's business is subject to various statutes, regulations and provisions governing defense contracts including the Truth in Negotiations Act, which provides for the examination by the U.S. government of cost records to determine whether accurate pricing information was disclosed in connection with government contracts.

         Contracts with the U.S. government as well as with U.S. government prime contractors are typically at a fixed price with a delivery cycle of 4 to 12 months, with contracts under any particular program being subject to further funding and negotiation. The Company's defense contracts contain customary provisions permitting termination at any time at the convenience of the customer and providing for payment for work-in-progress should the contract be canceled.

         In Fiscal 2002, the Company's largest customers were the U.S. Government, Lockheed Martin Corp., Northrop Grumman Corp., and Raytheon Company. The loss of any one of these customers could have a material adverse impact on the Company's operations and financial condition. The Company believes that it has a good reputation with its customers for quality and delivery of its products and services.

         Companies that are engaged primarily in supplying equipment and services, directly or indirectly, to the U.S. government are subject to special risks including dependence on government appropriations, termination without cause, contract re-negotiation and competition for the available DoD business.

         The Company believes that it will benefit from a trend of increasing DoD budget forecasts and spending. The Company's DoD related contracts provide the DoD the right to audit the Company's cost records and are subject to defective pricing regulation. Management does not believe that it has any material exposure of this sort on any such contracts. Accordingly, no provisions have been made in the Company's accounts in connection with defective pricing regulation.

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

BACKLOG

         The Company's backlog of funded orders not yet recognized as revenue at October 31, 2001 and October 31, 2002 was approximately $595,259 and $2,471,938, respectively. The entire backlog at October 31, 2002 should be realized during the fiscal year ending October 31, 2003

MARKETING

         DataMetrics is still in the process of establishing a marketing group of employees that is comprised of experienced technical professionals who are familiar with the government agencies and companies that make up our market. DataMetrics also uses independent manufacturer sales representatives where it is deemed applicable and cost effective, both domestically and abroad.

ENVIRONMENTAL EXPOSURE

         DataMetrics is an environmentally responsible member of the community. The Company uses no hazardous materials in its products or production process. The Company's manufacturing operations are subject to various federal, state and local laws, including those restricting or regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment. The Company is not involved in any pending or threatened proceedings which would require curtailment of, or otherwise restrict, its operations because of such regulations, and compliance with applicable environmental laws has not had a material adverse effect on the business, financial condition or results of operations of the Company.

EMPLOYEES

         The Company employed 37 persons on a full-time basis as of October 31, 2002, compared to 43 persons on a full-time basis as of October 31, 2001. A union does not represent any of the Company's employees nor is the Company subject to a collective bargaining agreement. The Company considers relations with its employees to be good.

OTHER MATTERS

         The business of the Company is not subject to seasonal fluctuations.

         DataMetrics was incorporated in California in October 1962 and was reincorporated in Delaware in April 1987. The Company's corporate offices and manufacturing facilities are located at 1717 Diplomacy Row, Orlando, Florida 32809.

      In 2000, the Company was recognized for its quality initiatives, and was awarded ISO 9002 compliance certificate for all the Company's facilities by the Defense Contract Management Agency.

Internet Address

      The Company maintains a website where additional information concerning its business and various upcoming events can be found. The address of the Company's website is www.datametrics.com.

ITEM 2. PROPERTIES.

         The Company's operations are conducted from a 43,000 square foot manufacturing facility in Orlando Florida, which the Company purchased in December 1997. The Company consolidated all of its operations to this location in 2001. The Company has a current mortgage with SouthTrust Bank with an outstanding balance of $868,000 as of October 31, 2002, which matures in 2008.

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

         In April 1998, the owner of the Woodland Hills, CA, premises formerly occupied by the Company sued for the balance of all rent due through the end of the then existing lease agreement plus damages. In March 1999, the Company entered into a Mutual Release and Settlement Agreement wherein the Company paid a total of $850,000 in cash and issued 150,000 shares of Common Stock, concurrent with the release, to the owner. The Company has agreed to register the shares of Common Stock, and under certain circumstances, the Company will issue additional shares of Common Stock to the extent that the market price of the Common Stock falls below certain levels. The Common Stock has been valued at $2.50 per share. The minimum amount in guaranteed common stock of $375,000 exceeded the Market Value of the Common Stock issued by the Company under the terms of the Agreement, so approximately 2.7 million of additional shares are required to be issued, or 135,000 shares on a post reverse stock split basis. As of October 31, 2002, the shares have not been issued.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         During Fiscal year ended October 31, 2002, the Company executed a 20 to 1 reverse stock split. This was part of an overall financial restructuring of the Company's balance sheet, which was approved by a majority of the Company's stockholders.

PART II

ITEM 5. MARKET FOR DATAMETRICS' COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

         DataMetrics' Common Stock has been listed on the American Stock Exchange (Symbol "DC") from July 1998 through June 2000, at which time it became listed on Over The Counter Bulletin Board (Symbol "DMTI"). In March 2003, the Company's stock became quoted on the Pink Sheets. The Company anticipates re-listing its stock on the Over-the-Counter Bulletin Board as soon as it files all periodic reports with the SEC as required by the Securities Exchange Act of 1934. The high and low sales for the Common Stock are set forth in the following table.

Fiscal 2003 Quarter  Ended                                                       High                    Low

July 31              ..................................                         $0.030                  $0.013

April 30             ..................................                         $0.170                  $0.010

January 31           ..................................                          $0.180                 $0.050

Fiscal 2002 Quarter  Ended                                                       High                    Low

January 31           ..................................                          $0.090                 $0.035
April 30             ..................................                          $0.120                 $0.040
July 31              ..................................                          $0.360                 $0.200
October 31           ..................................                          $0.480                 $0.070

Fiscal 2001 Quarter  Ended                                                       High                    Low

January 31           ..................................                          $0.220                 $0.070
April 30             ..................................                          $0.185                 $0.070
July 31              ..................................                          $0.080                 $0.040
October 31           ..................................                          $0.095                 $0.045

         There were approximately 720 stockholders of record as of August 1, 2003.

No cash dividends have been paid to Common Stockholders since the Company was founded, and the Company does not intend to do so in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The financial and business analysis below provides information that the Company believes is relevant to an assessment and understanding of the Company's consolidated financial condition, changes in financial condition, and results of operations. This financial and business analysis should be read in conjunction with the consolidated financial statements and related notes.

         "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995

         Certain matters and statements made in this Annual Report on Form 10-KSB constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. All such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Wherever possible, the Company has identified these forward-looking statements by words such as "anticipates," "may," "believes," "estimates," "projects," "expects" "intends," and words of similar import. In addition to the statements included in this Annual Report on Form 10-KSB, the Company and its representatives may from time to time make other oral or written forward-looking statements. All forward-looking statements involve certain assumptions, risks and uncertainties that could cause actual results to differ materially from those included in or contemplated by the statements. These assumptions, risks, and uncertainties include, but are not limited to, general business conditions, including the timing or extent of any recovery of the economy, the highly competitive nature of the industry in which the Company operates, the continued involvement of military forces in the war on terrorism, the speed with which consumers regain confidence in the safety of air transportation and other risks and uncertainties. All such forward-looking statements may be affected by inaccurate assumptions or by known or unknown risks and uncertainties, and therefore, those statements may turn out to be incorrect. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially.

         All forward-looking statements are made as of the date of filing or publication. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. Investors are advised, however, to consult any further disclosures the Company makes in future filings with the Securities and Exchange Commission or in any of its press releases. This report contains certain statements of a forward-looking nature relating to future events or the future performance of the Company. Prospective investors are cautioned that such statements are only predictions and those actual events or results may differ materially.

RESULTS OF OPERATIONS

         Fiscal Year 2002 Compared With Fiscal Year 2001.

         Sales for the year ended October 31, 2002 were $4,822,000, an increase of $155, 000 or 3% compared with sales of $4,667,000 in the prior fiscal year. The increase in sales is attributable to the company's sale of technology to the 3M Corporation for $1,981,000.

         Cost of sales for the year ended October 31, 2002 was $2,613,000 (54% of sales); a decrease of $3,768,000 or 59% compared with $6,381,000 (136% of sales) for the prior fiscal year. The decrease in Cost of sales is due to previous inventory write-downs and allocation of expenses from Cost of Sales to Selling, General and Administrative (SG&A) for this fiscal year. The adjustments to inventory were largely due to a substandard valuation policy of inventory and a continuous struggle with the current accounting software system. Also, no costs were associated with the 3M transaction (approximately $1.9 MM), since all materials shipped were previously reserved for in the prior year as slow-moving inventory.

         Selling, General and Administrative (SG&A) expenses for the year ended October 31, 2002, were $4,293,000 (89% of sales) an increase of $2,312,000 or
116%, compared with $1,981,000 (42% of sales) for the same period in the prior fiscal year. The increase in SG&A cost are associated with the acquisition of PEC. Other reasons include significant increases in insurance costs, lease termination costs, and professional services.

         Net interest expense was $445,000 for the year ended October 31, 2002 compared with net interest expense of $1,031,000 for the prior year. This decrease is due to the debt restructure, which commenced in January 2001 and which continued into FYE 2002. In FY 2002, management of the Company undertook a plan to convert debt to equity. As of October 31, 2002, $7,244,000 of 10% and 12% Subordinated Notes and Senior Priority Notes were converted to 13,280,943 shares of common stock.

         The net loss for the year ended October 31, 2002 amounted to $4,509,000, an improvement of $852,000 or 15% compared with a loss of $5,361,000 for the prior fiscal year. The improvement for the current period is attributable to the Company's cost reduction measures and the sale to 3M Corporation for $1.9MM with no costs incurred against it. The reversal and reentry into the Defense market has been difficult, as the typical sales cycle for a military program is 18-24 months. DataMetrics is currently building a sales and marketing team to develop this market once again.

      Management has determined that, based on the Company's historical losses from recurring operations, the Company will most likely not recognize its net deferred tax assets at October 31, 2002. Ultimate recognition of these tax assets is dependent, to some extent, on the future revenue levels and margins of the Company. It is the intention of management to assess the appropriate level for the valuation allowance each quarter.

Fiscal Year 2001 Compared With Fiscal Year 2000.

         Sales for the year ended October 28, 2001 were $4,667,000, an increase of $1,823,000 or 64% compared with sales of $2,844,000 in the prior fiscal year. The increase in sales is attributable to the aggressive reentry into the military market and cultivation of long standing relationships with major customers like Lockheed Martin, Northrop Grumman, Computing Devices Canada and the Defense Supply Center.

         Cost of sales excluding scrap and write-down of inventory for fiscal 2001 was $3,993,000 (86% of sales); a decrease of $870,000 or 18% compared with $4,863,000 (171% of sales) for the prior fiscal year. Cost of sales included significant write-downs of inventory, which was considered to be slow moving and obsolete. A great deal of inventory after this analysis was disposed of. $2,388,000 of inventory has been scrapped and or written off consistent with our move to assess the net realizable value of the inventory.

         Selling, General and Administrative (SG&A) expenses for the year ended October 28, 2001, were $1,981,000 (43% of sales) a decrease of $718,000 or 26%, compared with $2,699,000 (95% of sales) for the same period in the prior fiscal year. The decrease was due to a reduction in administrative staff and general cost control procedures implemented.

         Net interest expense was $1,031,000 for the year ended October 28, 2001 compared with net interest expense of $1,747,000 for the prior year. This decrease is due to the debt restructure, which commenced in January 2001.

         There was an extraordinary event in the form of a collection on a key man life insurance policy on the company's former chairman early in the year. The net proceeds amounted to $1,046,000.

         The Company disposed of its MadeMyWay division and wrote off its assets of $194k. The division results have been shown as discontinued operations in the financial statements and the FYE 2000 amounts have been reclassified to conform to this presentation to reflect a $467k loss from discontinued operations.

         The net loss for the year ended October 31, 2001 amounted to $5,361,000, a decrease of $2,770,000 compared with a loss of $7,897,000 for the prior fiscal year. The loss for the current period is attributable to the Company's decision in the prior period to withdraw from the military / defense business. The reversal and reentry into this market has been difficult. DataMetrics is currently building a sales and marketing team to develop this market once again.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal capital requirements have been to fund working capital, capital expenditures and the payment of long term debt. The Company has relied primarily on internally generated funds, private placement proceeds, subordinated debt and other bank debt to finance its operations. The Company's liquidity and cash resources are significantly impaired by ongoing losses. The opinion of the Company's auditors contains an explanatory paragraph regarding the Company's ability to continue as a going concern.

         Net cash used in operations was $68,000 in 2002 and $2,511,000 was used in 2001. The change from 2001 to 2002 was due to ongoing losses and reentry into the military market.

         Net cash used in investing activities was $45,000 and $25,000 in 2002 and 2001, respectively. The increase was related to the acquisition of PEC.

         Net cash provided by (used in) financing activities were ($36,000) and $2,754,00 in 2001 and 2002, respectively. The change from 2002 to 2001 was primarily related to the debt restructuring in FYE 2001 and conversion of debt to equity in FYE 2002.

         The Company continues to have substantial debt that was due in 2002 and 2003. In FY 2002, management of the Company undertook a plan to convert debt to equity. As of October 31, 2002, $7,244,000 of 10% and 12% Subordinated Notes and Senior Priority Notes were converted to 13,280,943 shares of common stock.

         Since the Company is experiencing negative cash flow in operations, the debt obligations have not been met. As a result, additional capital is required to meet its debt obligations and satisfy operating expenses in the short term. The Company's lack of liquidity has also adversely affected its ability to expand its operations.

         In January 2002, the Company granted 3M Corporation the exclusive license for the "vehicle registration and identification" market. Also sold in the transactions were certain related equipment for approximately $1,981,000. The Company used the proceeds to sustain daily operations of its business. There were minimal costs associated with this transaction.

         Effective January 31, 2001, DMTR LLC ("DMTR")(an entity whose managing member is Bruce Galloway, the Company's Chairman) provided the Company with a line of credit in the maximum amount $798,860 (the "Line of Credit"). Accordingly, the Company was initially obligated to DMTR in the aggregate amount of $3,600,000 (comprised of $1,496,140 on the senior bank loan assigned from Branch Banking and Trust Company (the "Senior Bank Loan"), $1,305,000 on certain bridge financing assigned to DMTR and $798,860 on the Line of Credit). These obligations are secured by all of the assets of the Company. In April 2001, DMTR agreed to forgive $700,000 of principal obligations in exchange for the issuance of 14,000,000 shares of common stock or 700,000 shares on a post reverse stock split. On January 31, 2003, the obligations in the principal amount of $2.9 million plus accrued interest matured. As additional consideration for the financing provided by DMTR, the Company issued a Warrant to DMTR to acquire up to 7,000,000 shares of the common stock on a fully diluted basis with an exercise price of $1.00 per share, to be exercised through January 31, 2007. The exercise price was subsequently lowered to $.055 per share.

         The Company was unable to repay its obligations due on January 31, 2003 and is in default on its obligations to DMTR. The Company and DMTR entered into a Standstill Agreement, which provides for DMTR not to exercise any of its default rights, so long as the parties negotiate in good faith to restructure this obligation. There can be no assurance that DMTR will not seek to enforce its remedies with respect to the obligations owed by the Company. The agreement further provides that DMTR, in its sole discretion and at any time after September 30, 2003, may terminate the Standstill Agreement if it determines that the Company is no longer negotiating in good faith. The Company is also in negotiations to receive additional financing from the members of DMTR and their respective affiliates. There is no assurance such restructuring or additional financing will be consummated or that it will be sufficient to ensure that the Company can satisfy its operating expenses. Since August 1, 2003, the Company has received proceeds of $233,403 from the exercising of warrants at the exercise price of $.055 per share

RECENT ACCOUNTING STANDARDS

         A detailed explanation of Recent Accounting Standards and their effects on the financial statements can be found in the notes to the financial statements.

FORWARD LOOKING STATEMENTS--CAUTIONARY FACTORS

         Except for the historical information and statements contained in this report, the matters set forth in this report are "forward-looking statements" that involve uncertainties and risks. Some are discussed at appropriate points in this report and the Company's other SEC filings. Others are included in the fact that the Company has been engaged in supplying equipment and services to the U.S. government defense programs which are subject to special risks, including dependence on government appropriations, contract termination without cause, contract re-negotiations and the intense competition for available defense business.

ITEM 7. FINANCIAL STATEMENTS

      The financial statements are included as a separate section following the signature page to this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS

         Management is vested in DataMetrics' Board of Directors and officers. At each Annual Meeting, shareholders are to elect Directors. Each newly elected Director holds office until the succeeding annual meeting and until the election and qualification of his or her successor. The officers of the Company hold office at the discretion of the Board of Directors. There was no annual meeting of shareholders in 2002.

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

Name                             Age         Title

Bruce R. Galloway                 45         Chairman, Director
Daniel Bertram                    42         Chief Executive Officer, Director
Kenneth Doyle                     39         Controller
Gary Herman                       39         Secretary, Director
Thomas Leonardis                  59         Director


BUSINESS EXPERIENCE

         Bruce R. Galloway is the Chairman of the Board. Mr. Galloway has been Chairman of the Board since August 2000. Mr. Galloway is currently a managing director of Burnham Securities Inc., a New York-based investment bank. Prior to joining Burnham, from 1991 to 1993, Mr. Galloway was a senior vice president at Oppenheimer & Company, a New York-based investment bank. Mr. Galloway holds a B.A. degree in Economics from Hobart College and an MBA in Finance from New York University's Stern Graduate School of Business. He is also the Chairman of International Microcomputer Software, Inc., as well as a director of Forward Industries Inc. and Waiter.com.

         Daniel Bertram is the Chief Executive Officer. Mr. Bertram became CEO of the Company in May 2001 after serving as Vice President for Marketing and Sales since March 2001. Mr. Bertram was a principal of Conesys, Inc. from 1998 through February 2001. From 1997 through 1998 he was a principal of Bertram Co., a consulting firm. He served as Vice President for Sales and Customer Support for Staefa Control System (now a Siemens Company) from 1991 to 1996. Prior to his work at Staefa, he served as Regional Distribution Manager for Telemecanique/Square D, a U.S. subsidiary of Groupe Schneider, France, a global leader in Industrial Automation Systems and Components, where he grew its representative network in 13 western states. He was also Northeast Regional Marketing Manager for Leroy-Somer, Inc. (now a division of Emerson Electric). Mr. Bertram holds a Master of Arts in Industrial/Organizational Psychology from Pepperdine University, and a Bachelor of Arts from Marquette University.

         Kenneth Doyle is the Controller. Mr. Doyle became the Controller in June 2003 after serving as the Controller for Empire Financial Holding Company from 2001 to June 2003. After serving 14 years in the Marine Corps and rising to the rank of Captain, he was discharged honorably in 1997 and spent 2 years as a public accountant with a local firm in Orlando and two years as an account manager with Budget Group Inc. Mr. Doyle has an Accounting degree from the University of Arizona, an MBA from Webster University and is a Certified Public Accountant (CPA).

         Gary Herman is a Director. Mr. Herman has been a director and secretary of the Company since August 2000. He is a Managing Member of Galloway Capital Management, LLC, and a New York-based money management firm. Prior to this, he was an Associate Managing Director of Burnham Securities Inc., a New York based investment bank. Prior to joining Burnham, Mr. Herman was a managing partner of The Kingshill Group, Inc., a merchant banking firm with offices in New York and Tokyo from 1993 to 1997. He is currently the chairman of the Board and Chief Executive Officer of Digital Creative Development Corporation and Chairman of Comstar Interactive Corp., as well as director of Heavy Inc., Wall Street Deli Systems, Inc. and the NYC Industrial Development Agency. He is a graduate of the State University of New York at Albany.

         Thomas Leonardis is a Director. Mr. Leonardis has been a director since November 2001. He is currently the President & CEO of Ember Industries, Inc., a contract manufacturing firm. He is a senior executive with experience with companies such as Staefa Control System and Time Energy. Management experiences span general management, sales and marketing, and operations. He has international business experience in Europe, Asia and Latin America. Mr. Leonardis graduated from Ohio Northern University and has completed Financial Management through Northwestern University as well as Executive Challenge through San Diego State University.

         The audit committee of the Company is comprised of Thomas Leonardis. The second member of the audit committee resigned as a director in the Spring of 2003 and has not yet been replaced. The audit committee has met three times during fiscal year 2002.

         All Directors attended all of the Board of Director meetings in 2002.

BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, directors and persons who own more than ten percent of the Company's common shares to file reports of ownership with the SEC and to furnish the Company with copies of these reports. Based solely upon its review of reports received by it, or upon written representations from certain reporting persons that no reports were required, the Company believes that during fiscal year 2002, Messrs. Galloway and Herman each failed to make one filing of Form 4 involving one transaction.

ITEM 10. EXECUTIVE COMPENSATION

         The following table shows, for the fiscal years ended October 31, 2002 and October 27, 2001, the compensation earned by the current Chief Executive Officer of the Company and two named executive officers.

                          SUMMARY COMPENSATION SCHEDULE
                               ANNUAL COMPENSATION

                                                   Long Term Compensation
                                                   ----------------------
                                                   Awards                                             Payouts
                                                   --------                                           --------
                                                                                      Securities
                                                                                      Underlying
Name and                                           Other               Restricted     Options and     LTIP **    All
Principal           Fiscal      Base               Annual              Stock Awards   Warrants        Payouts    Other
Position            Year        Salary      Bonus  Compensation        ($)            (#)             ($)        Compensation
---------           -----       ------      -----  ------------        ------------   -----------     -------    ------------
Daniel Bertram         2002        $144,000      -       $ 14,400 (3)  $41,000 (7)      150,000 (6)            -           - (4)
(1)(2)
(1)(2)

Daniel Bertram         2001        $144,000      -        $ 7,200 (3)               - 3,000,000 (5)            -           - (4)
(1)(2)
(1)(2)


**LTIP means any plan providing compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year.

(1) Hired March 2001.
(2) Promoted to CEO, June 2001.
(3) Rent & Car allowances.
(4) Bonus.
(5) Granted option in July 2001 for 3,000,000 shares.
(6) Same options as 2001, but stated after a reverse 20 to 1 stock split
(7) Stock Bonus of 2,041,365 shares at $.02 per share


                     OPTION/SAR* GRANTS IN LAST FISCAL YEAR
                               (INDIVIDUAL GRANTS)

                    Number of Securities           Percent of Total Options /            Exercise
                    Underlying Options /           SARs Granted to Employees              or Base      Expiration
Name                SARs Granted (#)               in Fiscal Year                          Price          Date
------------        --------------------           -------------------------           ----------     ----------
Daniel Bertram      150,000                        100%                               $1.00           Jun 2006



*Stock Appreciation Rights (SARs) refers to SARS payable in cash or stock including SARs payable in cash or stock at the election of the Company.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS:

                                                   Number of Securities
             Number of       Weighted-Average      remaining available
Compensation Securities to   exercise price of     for future issuance
Plan         be issued upon  outstanding Options,  under equity compen-
Category     Exercise of:    Warrants and rights   sation plans        .
---------    ------------    -------------------   ---------------------

Approved by
Shareholders      None              None                   None

Not approved
By Shareholders   None              None                   None

DIRECTOR COMPENSATION

         In November 2001, the Company authorized the issuance of shares of common stick to Messrs. Galloway, Bertram and Herman. In lieu of issuing stock on June 11, 2002, the Company awarded options to purchase the same number of shares of common stock to Messrs. Bertram, Galloway and Herman. The exercise price was $.0258 per share (50% of the average closing bid price per share of common stock for the first 30 trading days after the effectiveness of the reverse split). Messrs. Bertram and Galloway each received incentive options for 2,041,365 shares of common stock. Mr. Herman received options for 765,512 shares in consideration for his work in the restructuring of the Company's capital structure in 2001 and 2002. Effective June, 2003, the Company canceled the options and issued Messrs. Galloway, Bertram and Herman the shares otherwise issuable under the options in consideration for their services to the Company and the cancellation of the options and the underlying shares were issued to Bertram, Galloway and Herman. Mr. Galloway transferred a portion of his shares to Mr. Herman. As such, Messrs. Bertram, Galloway and Herman have 2,061,765, 1,634,927 and 1,200,000 respectively. Options to purchase 255,171 shares were also granted to Mr. Friedenberg (who was a director as of October 31, 2002 but has subsequently resigned), which options were subsequently canceled and the underlying shares issued to Mr. Friedenberg.

         There are no standard arrangements for providing any other compensation to Directors.

EMPLOYMENT AGREEMENTS

         Pursuant to an agreement with the Company dated June 2001 and extended in 2002, the Company agreed to employ Daniel Bertram as the President/Chief Executive Officer through February 2004. His annual salary is $144,000. He also receives a monthly automobile allowance, the Company's benefit package and housing in Florida, which the Company leases for $1,200 per month. He will receive stock options and bonuses as determined by the Board of Directors. To date, he has received options to purchase 150,000 shares of Common Stock with an exercise price of $1.00. Options may be exercised through June 2006.

ITEM 11. PRINCIPAL SHAREHOLDERS AND SECURITY OWNERSHIP OF MANAGEMENT

         The following table sets forth, as of August 1, 2003 the number and percentage of shares of the Company's Common Stock owned beneficially, by class and on a combined basis, by (i) each current director, (ii) each executive officer, (iii) all executive officers and directors as a group, and (iv) each person who is known by us to own beneficially more than 5% of our Common Stock. Except as otherwise indicated, the beneficial owners listed in the table have sole voting and investment powers with respect to the shares.


                                                          Number of Shares            Percent of Shares
Name of Beneficial Owner                                 Beneficially Owned           Beneficially Owned
----------------------------------------            ----------------------------------------------------------
Bruce R. Galloway                       (1) (2)              9,948,871                       46%
Daniel Bertram                          (1) (3)              2,432,820                       11%
Gary Herman                             (1) (4)              1,320,000                        6%
Thomas Leonardis                        (1)                      0

All Executive Officers &
Directors as a Group                                         13,701,691


Notes:

(1) The address of each of these persons is c/o DataMetrics Corporation, 1717 Diplomacy Row, Orlando, Florida 32809.

(2) Includes 276,719 shares of common stock over an account which Mr. Galloway has indirect beneficial ownership, Includes 5,000 shares owned by Mr. Galloway's wife, Sara Herbert Galloway and 20,000 shares over an account which Mr. Galloway's wife has indirect beneficial ownership. Includes 700,000 shares of common stock owned by DMTR, LLC, ("DMTR") of which Mr. Galloway is managing member. Includes a warrant issued to DMTR to purchase 7,000,000 shares of Common Stock at an exercise price of $0.24 of which 4,751,129 shares remain subject to the warrant and 2,248,871 shares have been issued. In consideration of various loan default waivers, the exercise price was lowered to $.075 per share. Also, in further consideration of each warrant that was exercised, an additional warrant on a share for share basis .

(3) Includes 150,000 shares of Common Stock underlying certain options exercisable at a price of $1.00 per share.

(4) Includes 1,200,000 shares of common stock issued to Digital Creative Development Corporation, of which Mr. Herman is Chairman and Chief Executive Officer.

         The Company does not know of any arrangements that may result in a change in control of the Company, except for the security interest of DMTR LLC in substantially all of the assets of the Company.

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

         Effective January 31, 2001, DMTR and the Company executed loan documents to provide the Company with a line of credit in the maximum amount of $798,860 (the "Line of Credit"). Accordingly, the Company (assuming a draw of the entire Line of Credit) is obligated to DMTR in the aggregate amount of $3,600,000 (comprised of $1,496,140 on the senior bank loan assigned from Branch Banking and Trust Company, $1,305,000 on certain bridge financing and $798,860 on the Line of Credit). The Line of Credit has a term of two years with interest (payable monthly) at the Base Rate of Citibank, N.A. plus 100 basis points and is secured by all assets of the Company. To the extent such assets and stock are pledged to secure the Senior Bank Loan and the Bridge Financing, the security for the Line of Credit is subject to such prior security interests. The Company is also obligated to make mandatory prepayments of the principal of the Line of Credit on a monthly basis to the extent the Company has available cash in excess of $200,000. Simultaneously with the closing of the Line of Credit, DMTR agreed to modify the terms of the Senior Bank Loan and the Bridge Financing to conform those terms to the terms of the Line of Credit.

         The Line of Credit matured on January 31, 2003. The Company is in default of its obligations under the Line of Credit. In April 2001, DMTR agreed to forgive $700,000 of principal obligations in exchange for the issuance of 14,000,000 shares of common stock or 700,000 shares on a post reverse stock split. As part of the debt forgiveness, the Company shall continue to pay the interest for the entire obligation. As additional consideration for the financing provided by DMTR, the Company issued a Warrant to DMTR to acquire up to 7,000,000 shares of the Common Stock of the Company on a fully diluted basis with an exercise price of $1.00 per share, exercisable through January 31, 2007. The exercise price was subsequently lowered to $.24 per share, then $.075 per share, then $.055 per share in consideration of certain default waivers. Such issuance gives effect to the company's reverse stock split. DMTR has exchanged $700,000 in principal amount of the Line of Credit for the issuance of 700,000 shares of common stock (with demand registration rights). The Company and DMTR entered into a Standstill Agreement that provides for DMTR not to exercise any of its default rights, so long as the parties negotiate in good faith to restructure this obligation.

         The Company reached an agreement with 96% of the holders of the 10% Subordinated Notes dated December 24, 1998 in the aggregate principal amount of $3,524,000 as of December 31, 2000 (the "10% Notes") to exchange each $1.00 face amount of the outstanding 10% Notes and accrued interest for shares of common stock. The Company issued approximately 4,800,000 shares of common stock in 2002 in connection with this exchange.

         The Company reached an agreement with the holders of its 12% Senior Subordinated Convertible Secured Notes dated August 2, 1999 in the aggregate principal amount of $2,835,607 as of December 31, 2000 (the "12% Notes") to exchange 1.1 shares of the Company's common stock for each $1.00 in principal of the outstanding 12% Notes. The Company issued approximately 3,100,000 shares of common stock in 2002 in connection with this exchange When the exchange was consummated, the holders of the 10% Notes and the 12% Notes waived all amounts owing in respect of the notes, including principal, interest, premium and penalty.

         Gary Herman is the Chairman and Chief Executive Officer of Digital Creative Development Corporation ("DCDC"). In March 2000, DCDC purchased 600,000 shares of common stock of MadeMyWay, a subsidiary of the Company, for $1,200,000. Pursuant to the purchase agreement, such 600,000 shares of common stock are convertible into 2,000,000 of the Company's common stock. In 2003, the Company issued DCDC 2,400,000 shares of common stock prior to the stock split. In addition, in November 2000, DCDC advanced $180,000 of $1,305,000 in bridge loans to the Company. Such amount has been repaid with interest to DCDC.

      On December 7, 2001, the Company executed a letter agreement with QuilCapCorp. ("QuilCap") whereby QuilCap sold certain Subordinated Promissory Notes (the "Notes") held by three investment funds controlled by QuilCap for an aggregate purchase price of $319,184 (the "Purchase Price"). The Purchase Price of the Notes represented an 85% discount of the $2,127,896 aggregate principal amount of the Notes, which were originally purchased by QuilCap in 1998. As additional consideration for the purchase of the Notes, the Company issued the three funds warrants to purchase an aggregate of 5,500,000 shares of the Company's Common Stock at a price of $.06 per share or 275,000 post split shares at a price of $1.20 per share. Employees of the Company purchased these notes with the funds being advanced by the Company.

         On February 28, 2002, the Company awarded options to purchase shares of common stock to Messrs. Bertram, Galloway and Herman. While the Company's Board of Directors initially authorized the issuance of stock, the individuals elected to accept options. Messrs. Bertram and Galloway each received options for 2,041,365 shares of common stock as management incentive options. Mr. Herman received options for 765,512 shares in consideration for his work in the restructuring of the Company's capital structure in 2001 and 2002. The exercise price was $0.258 per share. Effective June, 2003, the Company canceled the options and issued Messrs. Galloway, Bertram and Herman the shares otherwise issuable under the options in consideration for their services to the Company. Mr. Galloway transferred a portion of his shares to Mr. Herman. As such, Messrs. Bertram, Galloway and Herman have 2,041,765, 1,634,927 and 1,200,000 shares respectively.

ITEM 13 EXHIBITS, LISTS AND REPORTS ON FORM 8-K

(a) EXHIBIT LIST and DESCRIPTION OF EXHIBITS
-------------------------------------------------------------------------------

Exhibit No.    Description
-----------    ------------

3.1 Restated Certificate of Incorporation, as currently in effect (incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-K dated April 15, 1987).

3.2 Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights of Series B Preferred Stock and Qualifications, Limitations and Restrictions Thereof dated August 10,1993 (incorporated by reference to Exhibit 4.1 to Registrant's Form 8-K dated August 10, 1993).

3.3 Bylaws as currently in effect(incorporated by reference to Exhibit 3.2 to Registrant's Form 10-K for the year ended October 28, 1990).

3.4 First Amendment to the Restated Bylaws, dated August 6,1996(incorporated by reference to Exhibit 3.0 to the Registrant's Form 8-K dated August 6,
      1996).



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

4.11 Form of Warrant (incorporated by Reference to Exhibit 4.3 to the Registrant's 8-K dated May 7, 1999).

4.17  Warrant issued to Carl K. Doumani (incorporated by reference to Exhibit
      4.1 to the Registrant's 8-K dated September 13, 1999).

4.18 Warrant issued to Roy Doumani (incorporated by reference to Exhibit 4.2 to the Registrant's 8-K dated September 13, 1999).

4.19 Form of Warrant issued to finder(incorporated by reference to Exhibit4.3 to the Registrant's 8-K dated September 13, 1999).

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

10.7  Loan Agreement with Branch Bank, dated as of August 20, 1999 incorporated
      Exhibit 10.1 to the Registrant's 8-K dated September 13, 1999).

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

10.25 Agreement and Plan of Merger between the Company, PEC and Merger subdued November 19, 2001 (incorporated by reference from the Form 8-K filed on December 5, 2001)(incorporated by reference to the Registrant's Form 10-K filed on February 13, 2001).

10.26 Standstill Agreement with DMTR, LLC effective as of January 31, 2003.

16.1 Letter of Ernst & Young LLP dated November 7, 1997 regarding its comments to the statements made by Registrant in Item 4 of Registrant's Form 8-K filed with the Securities and Exchange Commission.

16.2 Letter of Deloitte & Touche LLP dated March 3,1998 regarding its comments to the statements made by Registrant in Item 4 of Registrant's Form 8-K filed with the Securities and Exchange Commission on February 25, 1998 (incorporated by reference to Exhibit 16.1 to the Registrant's Form 8-K/A filed on March 5, 1998).

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

99.6 DataMetrics Corporation Supplemental Executive Retirement Plan and Master Trust Agreement(incorporated by reference to Exhibit 28.6 to Registrant's From 10-K for the year ended October 30, 1994).

99.7 The 1995 Stock Option Plan of DataMetrics Corporation (incorporated by reference to Exhibit 28.7 to Registrant's Form S-8 Filed May 30, 1996,SEC File No. 333-04815).

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

99.9 Press Release (incorporated by reference to Exhibit 99.1 to Registrant's Form 8-K filed on August 18, 2000).

99.10 Press Release (incorporated by reference to Exhibit 99.2 to Registrant's From 8-K filed on August 18, 2000).

99.11 Certification of Daniel Bertram, Chief Executive Officer, under the Sarbanes-Oxley Act of 2002 dated August 15, 2003.

99.12 Certification of Kenneth Doyle, Controller, under the Sarbanes-Oxley Act of 2002 dated August 15, 2003.


(b) Reports on Form 8-K - None

Item 14

(a) The Chief Executive Officer and Controller of the Company have concluded, based on their evaluation as of a date within 90 days prior to the date of the filing of this Annual Report on Form 10-KSB, that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and exchange Commission, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Controller, as appropriate to allow timely decisions regarding required disclosure. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

(b) There were no significant changes in the Company's internal controls or in other factors that significantly affect these controls subsequent to the date of such evaluation.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Orlando, State of Florida, on the 15th day of September, 2003.

                                                 DataMetrics CORPORATION

                                                 /s/ Daniel Bertram
                                                 -----------------------
                                                 Daniel Bertram
                                                 Chief Executive Officer

                                                 /s/ Kenneth E. Doyle
                                                 ------------------------
                                                 Kenneth E. Doyle
                                                 Controller


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name                           Title                         Date
-------------------------      -----------------------       -----------------

/s/ Daniel Bertram             Chief Executive Officer,      September 15, 2003
-------------------------       Director
    Daniel Bertram

/s/ Bruce R. Galloway          Chairman of the Board         September 15, 2003
-------------------------
    Bruce R. Galloway

/s/ Gary L. Herman             Secretary, Director           September 15, 2003
-------------------------
    Gary L. Herman

/s/ Thomas Leonardis           Director                      September 15, 2003
-------------------------
    Thomas Leonardis

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                   Form 10-KSB

                                                                         Page

Independent Auditors Report on Consolidated Financial Statements ....... F-2

Consolidated Balance Sheet.............................................. F-3

Consolidated Statements of Operations................................... F-4

Consolidated Statements of Stockholders' Deficit........................ F-5

Consolidated Statements of Cash Flows................................... F-6

Notes to the Consolidated Financial Statements.......................... F-7-23

                          INDEPENDENT AUDITOR'S REPORT
                      ON CONSOLIDATED FINANCIAL STATEMENTS

To the Audit Committee, Board of Directors and Stockholders
DataMetrics Corporation and Subsidiary
Orlando Florida

We have audited the accompanying consolidated balance sheet of DataMetrics Corporation and Subsidiary as of October 31, 2002, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years ended October 31, 2002 and October 28, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DataMetrics Corporation and Subsidiary as of October 31, 2002, and the results of its operations and its cash flows for the years ended October 31, 2002 and October 28, 2001 are in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Davis, Monk & Company
--------------------------
DAVIS, MONK & COMPANY

Gainesville, Florida
August 1, 2003

                     DataMetrics Corporation and Subsidiary
                          Consolidated Balance Sheets
                     October 31, 2002 and October 28, 2001
                                 (in thousands)

ASSETS
Current Assets                                                                                 2002
                                                                                               ----
          Cash                                                                                       $  97
          Accounts receivable, net of allowance for                                                    309
                  doubtful accounts of $150 (note 1)
          Inventory, net of allowance for obsolete or                                                1,799
                  slow moving inventory of $4,924 (note 1 and 4)
          Other Current Assets                                                                         119
                                                                                         ------------------
                                  Total current assets                                               2,324

Property and Equipment
          Building and improvements (note 7)                                                         1,112
          Furniture, Fixtures and computer equipment                                                 1,195
          Machinery and equipment                                                                      547
          Land                                                                                         420
                                                                                         ------------------
                  Total Property and Equipment                                                       3,274
                  Less Accumulated Depreciation                                                    (1,843)
                                                                                         ------------------
                                  Net Property and Equipment                                         1,431
                                                                                         ------------------

                                  Total Assets                                                     $ 3,755
                                                                                         ==================

LIABILITIES AND STOCKHOLDERS DEFICIT
Current Liabilities
          Accounts Payable                                                                         $ 1,040
          Accrued Expenses                                                                             900
          Warranty Reserve                                                                              61
          Current portion of Long-Term Debt                                                          3,070
                                                                                         ------------------
                                  Total Current Liabilities                                          5,071

Long-Term Liabilities
          Long-Term Debt                                                                               840
                                                                                         ------------------
                                  Total Long-Term Liabilities                                          840
                                                                                         ------------------
                                  Total Liabilities                                                  5,911

Stockholders deficit:  (note 11)
          Common Stock                                                                                 154
          Additional Paid In Capital                                                                56,233
          Accumulated Deficit                                                                      (58,543)
                                                                                         ------------------
                  Total Stockholders Deficit                                                       (2,156)
                                                                                         ------------------

                  Total Liabilities and Stockholders Deficit                                       $ 3,755
                                                                                         ==================

          The accompanying "Notes to Consolidated Financial Statements" form an integral part of these statements.

                     DataMetrics Corporation and Subsidiary
                      Consolidated Statement of Operations
            For the years ended October 31, 2002 and October 28, 2001
                 (in thousands, except per share and share data)

                                                                                2002                   2001
                                                                                ----                   ----
Sales                                                                                 2,841                  4,667
-----

Cost of Sales
          Purchases, manufacturing and overhead                                       1,905                  3,993
          Scrap and write-down of inventory (note 4)                                    708                  2,388
                                                                          ------------------     ------------------
Total Cost of Sales                                                                   2,613                  6,381

Gross Profit                                                                            228                (1,714)

Selling, general and administrative expenses                                          4,293                  1,981
                                                                          ------------------     ------------------
Operating Loss from Operations                                                      (4,065)                (3,695)

Other income (expense)
          3M Sale                                                                     1,981                      -
          Interest expense                                                            (445)                (1,031)
          Directors Fees                                                              (265)                      -
          Loss on Disposal of fixed assets                                            (227)                      -
          Loss on re-financing                                                        (249)                (1,487)
          Write off of Goodwill                                                     (1,131)                      -
                                                                          ------------------     ------------------
Total other income (expense)                                                          (336)                (2,518)
                                                                          ------------------     ------------------
Loss from continued operations
          before Provision for Income Taxes                                         (4,401)                (6,213)
          Provision for Income Taxes                                                    108                      -
                                                                          ------------------     ------------------
Loss from continued operations                                                      (4,509)                (6,213)
Loss before discontinued operations and
          extraordinary items                                                       (4,509)                (6,213)
Loss on discontinued operations (note 15)                                                                      194
                                                                          ------------------     ------------------
Loss before extraordinary income                                                    (4,509)                (6,407)
Extraordinary income                                                                                         1,046
                                                                          ------------------     ------------------
          Net Loss                                                                $ (4,509)              $ (5,361)
                                                                          ==================     ==================

Loss per share of common stock, basic and diluted
          Continuing Operations                                                    $ (0.72)               $ (5.85)
          Discontinued Operations                                                         -                 (0.18)
          Extraordinary Income                                                            -                   0.99
                                                                          ------------------     ------------------
          Net Loss                                                                 $ (0.72)               $ (5.04)
                                                                          ==================     ==================
Weighted average number of common shares outstanding,
          basic and diluted                                                           6,217                  1,062
                                                                          ==================     ==================



          The accompanying "Notes to Consolidated Financial Statements" form an integral part of these statements.

                     DataMetrics Corporation and Subsidiary
            Consolidated Statements of Stockholders Equity (Deficit) For the years ended October 31, 2002 and October 28, 2001
                        (in thousands, except share data)

                                                                Common Stock          Additional                       Total
                                                                ------ -----
                                                           Number                      Paid-In       Accumulated    Stockholders
                                                         of Shares        Amount       Capital         Deficit        Deficit
                                                      ----------------------------------------------------------------------------
Balances at October 31, 2000                              20,012,227       $  200       $ 43,972       $ (48,673)      $ (4,501)

Conversion of Warrants                                       500,000            5             61                             66

Issuance of common stock relating                         14,000,000          140          2,046                          2,186
to Debt Restructure

Net Loss                                                                                                 (5,361)         (5,361)
                                                      ----------------------------------------------------------------------------

Balances at October 28, 2001                              34,512,227          345         46,079        (54,034)         (7,610)

Conversion of Warrants (Pre-Split)                         5,325,000           53              -               -             53

Reverse Stock Split (1 for 20 in April 2002)            (37,845,366)         (378)           378                              -

Issuance of Common Stock Relating to Debt
Extinguishment                                            13,281,014          133          8,305                        8,438

Warrants Issued to Acquire Subsidiary                              -            -          1,204               -        1,204

Options issued to Directors                                        -            -            265               -          265

Conversion of Warrants (Post-Split)                          120,000            1              2                            3


Net Loss                                                                                                 (4,509)         (4,509)
                                                      ----------------------------------------------------------------------------

Balances at October 31, 2002                              15,392,875       $  154       $ 56,233       $ (58,543)      $ (2,156)


          The accompanying "Notes to Consolidated Financial Statements" form an integral part of these statements.




                                      F-5
PAGE>
                    DataMetrics Corporation and Subsidiary
                      Consolidated Statements of Cash Flows
            For the years ended October 31, 2002 and October 28, 2001
                                 (in thousands)

                                                                                    For the Year ended
                                                                                          2002          2001
                                                                                      ---------------------------
Cash Flows from Operating Activities:
-------------------------------------
        Net Loss                                                                        ($4,509)      ($5,361)
        Adjustments to Reconcile Net Loss to Net Cash Used
               in Operating Activities:
               Depreciation                                                                 269           298
               Write Down of Inventory                                                     --           2,388
               Goodwill Impairment                                                        1,131
               Loss on Disposal of Fixed Assets                                             227            --
               Director's Fees Paid with Stock Options                                      265
               Loss on Extinguishment of Debt                                               249
               Deferred Tax Provision of Subsidiary                                         108            --
               Bad Debts                                                                    100
               Expenses of Warrant Conversion                                                58
               Warranty Expense                                                              61

        Changes in assets and liabilities:
               Accounts Receivable                                                        1,402        (1,342)
               Inventories                                                                  786           (85)
               Prepaid Expenses and Other Current Assets                                     98         1,205
               Accounts Payable                                                            (948)          174
               Accrued Expenses                                                             635           212
                                                                                      ---------------------------
Net cash used in operating activities                                                       (68)       (2,511)

Cash Flows from Investing Activities:
        Capital Expenditures                                                                 --           (25)
        Net Payments for Employee Receivable                                               (120)           --
        Cash Acquired in Acquisition                                                         75            --
                                                                                      ---------------------------
Net cash used in investing activities                                                       (45)          (25)

Cash Flows from Financing Activities:
        Issuance of Common Stock and Warrant                                                 --            66
        Payments on long-term debt                                                          (36)       (1,320)
        Proceeds from long-term debt                                                         --         4,008
                                                                                      ---------------------------
Net cash provided by (used in) financing activities                                         (36)        2,754

Net (decrease) increase in cash                                                            (149)          218
Cash at the beginning of the period                                                         246            28
                                                                                      ---------------------------
Cash at the end of the period                                                                97           246
                                                                                      ---------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION Cash Paid during the year for:
        Interest                                                                          $ 285          $445
        Income Taxes                                                                         --            --

        Non-Cash Investing and Financing Activities:
               Issuance of common stock and options for forgiveness
               of Long-Term Debt and Accrued Interest                                    $8,189        $2,252
               Issuance of Warrants to acquire Peripheral
               Equipment Corporation                                                     $1,128            --

          The accompanying "Notes to Consolidated Financial Statements" form an integral part of these statements.

                     DataMetrics Corporation and Subsidiary
                 Notes to the Consolidated Financial Statements
            For the years ended October 31, 2002 and October 28, 2001

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

Business
--------

       DataMetrics Corporation, a Delaware corporation, is engaged primarily in the design, development, manufacture and sale of high-speed, non-impact printers; high-resolution, non-impact printer/plotters; and ruggedized computers and computer workstations.

Basis of Presentation and Consolidation
---------------------------------------

         On November 19, 2001, DataMetrics established Peripheral Equipment Acquisition Corporation (PEAC), a California corporation, to acquire Peripheral Equipment Corporation (PEC), a California corporation. To exist as a separate corporation, PEC merged into PEAC, which changed its name to PEC. The acquisition was made to gain a foothold in the Company's industry in the state of California and to acquire the subsidiary's contacts, employee resources and customer lists. These consolidated financial statements include the accounts of DataMetrics Corporation and its wholly owned subsidiary, PEC, (collectively, the "Company"). All intercompany transactions and balances have been eliminated in consolidation.

Revenue Recognition and Related Warranty Reserves
-------------------------------------------------

       The Company recognizes revenue on the sale of product and parts when shipped.

       The Company provides an accrual for future warranty costs at the time of revenue recognition based upon the relationship of prior year sales to actual warranty costs. The warranty for the Company's products generally covers defects in material and workmanship.

Accounts Receivable and Allowance for Doubtful Accounts
-------------------------------------------------------

         As is customary in the industry, the Company grants non-collateralized credit to its clients, which include the U.S. government and large multinational corporations operating in a broad range of industries. In order to mitigate its credit risk, the Company continually evaluates the credit worthiness of its major commercial clients, and maintains allowances for potential losses within management expectations based on past experience.

Inventories
-----------

         Inventories are stated at the lower of cost (first in, first-out) or market.

                     DataMetrics Corporation and Subsidiary
                 Notes to the Consolidated Financial Statements
            For the years ended October 31, 2002 and October 28, 2001

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
         ------------------------------------------------------

Property and Equipment
----------------------

         Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the following estimated useful lives:

                Building and improvements                             39 years
                Furniture, fixtures and computer equipment        2 to 6 years
                Machinery and equipment                           2 to 5 years


Basic and Diluted Net Loss per Common Share
-------------------------------------------

         Basic and diluted net loss per share is computed using the weighted-average number of shares of common stock outstanding during the period. Potentially dilutive securities have been excluded from the computation of diluted earnings per share, as their effect is antidilutive. If the Company had reported net income, diluted earnings per share would have included the shares used in the computation of net loss per share plus common equivalent shares related to 12,347,371 and 886,578 outstanding options and warrants for the fiscal years 2002 and 2001, respectively.

Impairment of Long-Lived Assets
-------------------------------

         The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (non-discounted and without interest charges) from the use of an asset are less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value.

Income Taxes
------------

      Income taxes are calculated using the liability method specified by Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". SFAS No. 109 requires a company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in a company's financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent realization is uncertain. Because of the uncertainty that tax benefits from net operating losses will be utilized, no deferred tax benefits are included in income.

                     DataMetrics Corporation and Subsidiary
                 Notes to the Consolidated Financial Statements
            For the years ended October 31, 2002 and October 28, 2001

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
         ------------------------------------------------------

Stock Based Compensation
------------------------

         The Company follows the provisions SFAS No. 123, "Accounting for Stock-Based Compensation," in accounting for its options and warrants, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of Accounting Principles Bulletin (APB) Opinion No. 25 "Accounting for Stock Issued to Employees," and provide pro forma net income and pro forma earnings per share disclosures for employee stock options grants as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

Statement of Cash Flows
-----------------------

         For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Reverse Stock Split
-------------------

         In April, 2002 the Company authorized and executed a 1 for 20 reverse stock split on all outstanding shares of common stock. For comparison purposes, all information reported in the financial statements and accompanying notes pertaining to common stock, related options and warrants, and per share amounts for 2001 have been restated to reflect the reverse split, unless otherwise noted.

Use of Estimates
----------------

         The preparation of financial statements in accordance with generally accepted accounting principles requires the Company's management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Standards
---------------------------

         In December 2002, SFAS No. 148, "Accounting for Stock Based Compensation Transition and Disclosure an Amendment of SFAD no. 123". SFAS No. 148 amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair vale based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and intern financial statements about the method of accounting for stock-based employee

                     DataMetrics Corporation and Subsidiary
                 Notes to the Consolidated Financial Statements
            For the years ended October 31, 2002 and October 28, 2001

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
         ------------------------------------------------------

compensation and the effect of the method used on reported results. The company will adopt SFAS No. 148, effective January 1, 2003. The Company is currently evaluating the requirements and does not believe that the adoption of SFAD No. 148 will have any material impact on its consolidated financial statements.

         In June 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity". SFAS No. 146 requires that liability for a cost associated with an exit or disposal activity is recognized when the liability is incurred. This statement is also established that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect that the adoption of SFAS No. 146 will have a material impact on its consolidated financial statements.

         In August 2001, the Financial Accounting Standards Board ("FASB") issued a Statement of Financial Accounting Standards Board ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long- Lived assets. Among other things, SFAS No. 144 provides guidance of previous implementations of previous pronouncements related to when and how to measure impairment losses and how to account for discontinued operations. SFAS No. 144 had no material impact on the Company's financial position, results of operation or cash flows.

         In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" and SFAS No. 144 "Accounting for the impairment or Disposal of long lived Assets". SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS establishes a single accounting model, based on the framework established in SFAS No. 121, "Accounting for the Impairment of long-lived Assets and for long-lived Assets to Be Disposed Of", for long-lived assets to be disposed of by sale. This standard eliminates the requirement of Statement 121 to allocated goodwill to long-lived assets to be tested for impairment and discusses other implementation issues.

         In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No.'s 141 and 142, "Business Combinations" and "Goodwill and Other Intangibles". FASB 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FASB 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment applying a fair value based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset

                     DataMetrics Corporation and Subsidiary
                 Notes to the Consolidated Financial Statements
            For the years ended October 31, 2002 and October 28, 2001

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (concluded)
         ------------------------------------------------------

can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so.

         Management does not believe these recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE 2 - ACQUISITION OF SUBSIDIARY

         On November 19, 2001, DataMetrics Corporation acquired 100% of the outstanding stock of Peripheral Equipment Corporation by issuing 1,500,000 warrants for DataMetrics common stock, after giving effect to DataMetrics 1 for 20 reverse stock split that occurred in 2002. Each warrant issued allowed the holder to purchase one share of DataMetrics common stock at a price of $.07 per share for a period of ten years. These warrants were valued at $1,204,000 using the Black-Scholes valuation method. The purchase price was allocated as follows:

                                                                (000s)
                                                          -------------
                Cash                                              $ 75
                Accounts Receivable                                396
                Inventory                                          416
                Prepaid Expense                                     46
                Equipment                                          110
                Deferred Tax Asset                                 108
                Accounts Payable                                (1,078)
                Goodwill                                         1,131
                                                          -------------
                                                                $1,204
                                                          =============

         The accompanying consolidated financial statements include operations of the subsidiary for the period November 19, 2001 to October 31, 2002.

NOTE 3 - INVENTORIES

         Inventories consist of the following:

                                                          000s
                                               ----------------------------
                                                2002             2001
                                                ----             ----

           Inventory Parts and Sub-assemblies      $1,643           $1,815
           Work in Process                             81              112
           Finished Goods                              75              242
           Obsolete Inventory                       4,062            6,012
                                               -----------      -----------

           Total Inventory                          5,861            8,181

           Reserve for Obsolete Inventory          (4,062)          (6,012)
                                               -----------      -----------

           Net Inventory                           $1,799           $2,169
                                               ===========      ===========

                     DataMetrics Corporation and Subsidiary
                 Notes to the Consolidated Financial Statements
            For the years ended October 31, 2002 and October 28, 2001

NOTE 3 - INVENTORIES (concluded)
         ----------------------

         Inventory parts and sub-assemblies consist primarily of materials used by the Company for existing and anticipated contracts and materials and finished assemblies, which are held to satisfy spare parts requirements of the Company's customers. Those parts not expected to be sold within one year are classified as a non-current asset and fully reserved. The Company did sell to 3M Corporation $1,981,000 of slow-moving inventory during the year as part of a licensing agreement.

NOTE 4 - LONG-TERM DEBT
         --------------

         Long-term debt at October 31, 2002 and October 28, 2001 consists of the following:

                                                                                                                000s
                                                                                                       -----------------------
                                                                                                         2002         2001
      In December 1997, the Company purchased a 43,000 square foot facility in Orlando,  Florida for
      $899,000.  In  connection  with the  acquisition  of this  property,  the  Company  obtained a mortgage loan in the amount of $975,000  from  SouthTrust  Bank.  The loan matures on March 9,
      2008.  Interest  is based on 8.02% per annum  through  March 9, 2003 and was then  adjusted to equal 2.25% in excess of the weekly average yield on United States  Treasury Notes adjusted to a constant  maturity of five years as made available by the Federal Reserve Board. The current
      rate until maturity is fixed at 5.2% on March 9, 2003.                                               $869          $896

      In December  1998, the Company closed a private  placement of  approximately  $3.45 million of
      10%  Subordinated  Notes  originally  due in December 2000 (the "10%  Notes").  The 10% Notes,
      which are unsecured and callable under certain  conditions,  provided for the Company to issue
      5-year warrants  exercisable into the Company's common stock at a price of $1.50 per share. In
      2002,  the Company  entered into an agreement  with 96% of the note holders.  The terms of the agreement  provided the note holders with  approximately  4,819,000 shares of Company stock in
      exchange for forgiveness of balances due on their note holdings.                                      141         3,524

      In August 1999, the Company closed a private  placement of  approximately  $2.3 million of 12%
      Notes due in August 2000 (the "12% Notes").  The 12% Notes,  which were unsecured and callable under certain conditions,  provided for the Company to issue 5-year warrants  exercisable into the Company's  common stock at a price of $1.10 per share.  In 2002, the Company  entered into an  agreement  with all of the note  holders.  The terms of the  agreement  provided  the note holders with  approximately  3,119,000  shares of Company stock in exchange for forgiveness of
      the balance due on their note holdings.                                                                --         2,835






                     DataMetrics Corporation and Subsidiary
                 Notes to the Consolidated Financial Statements
            For the years ended October 31, 2002 and October 28, 2001

NOTE 4 - LONG-TERM DEBT (concluded)
         -------------------------

      In January 2001, the Company  executed loan  documents  with DMTR,  LLC, a related party whose partners are major  stockholders  and members of the Board of  Directors  of the Company.  The loan,  secured by all assets of the Company,  accrues interest  (payable  monthly) at the base rate of Citibank N.A. plus 100 basis points.  The principal and remaining  interest are due in
      January 2003.  As additional  consideration  for the financing  provided by DMTR,  the Company issued a  warrant  to DMTR to  acquire  up to  14,000,000  shares of the  common  stock of the
      Company on a fully  diluted  basis  with an  exercise  price of $.125 per  share,  exercisable
      through January 31, 2007 and DMTR has exercised this warrant.                                       2,900         2,900

      Senior subordinated  convertible notes, convertible into shares of common stock of the Company were offered in a private  placement April 19, 2001. The notes are senior secured  obligations of the Company with  interest  payable at 10% per annum,  and secured by all of the  Company's assets and senior to that of DMTR,  LLC. The maturity  date was April,  2003. In October 2002, the  Company  entered  into an  agreement  with the holders of these  notes.  The terms of the agreement  provided  note  holders with  approximately  5,343,000  shares of company  stock in
      exchange for forgiveness of the balance due on their note holdings.                                    --         1,025

                                                                                                          3,910        11,180
      Less: Current Maturities                                                                           (3,070)          (26)
                                                                                                     -------------------------
      Net Long-Term Debt                                                                                   $840      $ 11,154

         Future payments required on long-term debt are as follows:

                                                                  000's
                           2003                                  $3,211
                           2004                                    97
                           2005                                    97
                           2006                                    97
                           2007                                    97
                           thereafter                              732
                                                             ----------------
                           Total                                  4,331
                           Less Interest                          (421)
                                                             ----------------
                           Principal Balance                      3,910
                                                             ----------------

                     DataMetrics Corporation and Subsidiary
                 Notes to the Consolidated Financial Statements
            For the years ended October 31, 2002 and October 28, 2001

NOTE 5 - COMMON STOCK

         On April 26, 2002, the Company amended its Certificate of Incorporation to increase the number of authorized shares of the Company's common stock, $.01 par value, from 40,000,000 to 800,000,000 shares. The Company also initiated a twenty-for-one reverse stock split for outstanding shares of its common stock. Relevant information for the Company's common stock as of October 31, 2002 and October 28, 2001 is as follows (without adjustment for the reverse split for 2001):

                                                             000s
                                                  -----------------------------
                                                   2002              2001
                                                   ----              ----
             Authorized                             800,000             40,000
             Issued and Outstanding                  15,393             34,512

NOTE 6 - GOODWILL
         --------

         The changes in the carrying value of the goodwill, pertaining to the subsidiary acquisition, for the years ended October 31, 2002 and October 28, 2001 are as follows:

                                                              000s
                                                  -----------------------------
                                                     2002             2001
                                                     ----             ----
             Balance, Beginning of the Year       $       --      $         --
             Goodwill Acquired During the Year         1,204                --
             Impairment Losses                        (1,204 )              --
                                                  -----------     -------------
             Balance, End of Year                 $       --      $         --
                                                  ===========     =============

         Goodwill is tested annually at year-end. Due to subsequent evaluation of the potential future revenue likely to materialize from the subsidiary's customer lists and contacts, and the loss of key personnel of the subsidiary, management has determined that future cash flows from the subsidiary will be zero. An impairment loss has been recognized to reflect these estimates.

NOTE 7 - STOCK BASED COMPENSATION
         ------------------------

         The Company has a stock option plan, which provides for the granting of options to employees and directors. The options, including their exercise prices and terms, are initiated solely at the discretion of the Board of Directors. As of October 31, 2002, 89,000 shares of stock have been reserved for the option plan.

         The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumption for fiscal years 2002 and 2001 respectively:

         Risk free interest rates of 4.34 and 4.81 percent; dividend yield of 0% for both years; expected lives of 5 years for both years; and volatility of 121% and 160.2%.

                     DataMetrics Corporation and Subsidiary
                 Notes to the Consolidated Financial Statements
            For the years ended October 31, 2002 and October 28, 2001

NOTE 7 - STOCK BASED COMPENSATION (continued)

         A summary of the status of the Company's stock options as of October 31, 2002 and October 28, 2001, and changes during those years are presented below:

                                                                       2002                         2001
                                                                  -------------------------- ----------------------------
                                                                                Weighted                     Weighted
                                                                                Average                      Average
                                                                  Shares     Exercise Price    Shares     Exercise Price
                                                                    (000s)                     (000s)
     Outstanding at Beginning of Year                                    189       $1.24           40          $2.15
     Granted                                                           5,103        .258          150           1.00
     Exercised                                                            --          --           --             --
     Expired                                                              --          --           (1 )         2.15
                                                                  -----------   ---------       ------      ---------
     Outstanding and Fully Exercisable at
          the End of the Year                                          5,292        $.28          189          $1.24
                                                                  ===========   =========       ======      =========
     Weighted  Average Fair Value of Options  Granted  During the
          Year                                                            $0.146                       $0.80
                                                                          ======                       =====

         For all options issued in fiscal year 2002, the exercise price was less than the market price of the stock and $265,000 of stock based compensation cost was recorded under APB No. 25.

         For all options issued in fiscal year 2001, the options exercise price equaled the market price for the stock and no compensation expense under APB No. 25 was recorded.

   Significant option groups outstanding at October 31, 2002 and related weighted average price and life information is as follows:

                                                  Number Outstanding and      Weighted Average
                            Exercise                Fully Exercisable            Remaining
                              Price                       (000s)              Contractual Life
                              -----                       ------              ----------------
                                  $36.200                       1                        .50
                                    2.000                      13                       3.00
                                    1.000                     150                       3.66
                                    0.258                   5,103                       4.61
                                    0.120                      25                       3.00
                                                         ---------
                      Total                                 5,292
                                                         =========


         Weighted average exercise price is $0.28 per option.

The Company's stock based compensation cost that would have been included in the determination of net loss for the fiscal years 2002 and 2001 if the fair-value based method of valuing options under SFAS 123 had been used was $744,000 and $120,000, respectively.

                     DataMetrics Corporation and Subsidiary
                 Notes to the Consolidated Financial Statements
            For the years ended October 31, 2002 and October 28, 2001

NOTE 7 - STOCK BASED COMPENSATION (concluded)
         ------------------------------------

         The Company's net loss and loss per share would have been adjusted to the pro forma amounts indicated below:

                                                                                     000s
                                                                        -------------------------------
                                                                             2002             2001
                                                                             ----             ----
                      Net Loss:
                       As reported                                             $(4,509 )       $(5,361 )
                       Pro forma                                               $(4,988 )       $(5,481 )

                      Net Loss Per Share:
                         As Reported                                            $(0.72 )        $(5.04 )
                         Pro Forma                                              $(0.79 )        $(5.16 )


NOTE 8 - EXTRAORDINARY INCOME
         --------------------

         Extraordinary income of $1,046,000 was recognized in 2001. This was a result of the proceeds received from the cash surrender value of a life insurance policy on the life of the former Chairman of the Board of DataMetrics.

NOTE 9 - DISCONTINUED OPERATIONS
         -----------------------

         On May 4, 2001, the Company discontinued its internet division (MadeMyWay) and wrote off the divisions assets of $194,000. The division results have been shown as discontinued operations in the Consolidated Statement of Operations. There were no operations activities in 2001 and 2002.

NOTE 10 - INCOME TAXES
          ------------

         The primary components of the Company's net deferred income tax assets are as follows:

                                                                                           000s
                                                                            -----------------------------------
                                                                                  2002               2001
                                                                                  ----               ----
         Net Operating Loss Carry-forwards                                          $ 21,703          $ 19,971
         General Business Credit Carry-forwards                                          372               372
         Book/Tax Difference in Goodwill                                                 420                --
         Other Non-deductible Accruals and Allowances                                  1,834             2,426
                                                                            -----------------   ---------------

         Total Deferred Income Tax Asset                                              24,329            22,769

         Valuation Allowance for Deferred Income Tax Assets                          (24,329 )         (22,769 )
                                                                            -----------------   ---------------

         Net Deferred Income Tax Assets                                               $   --            $   --
                                                                            =================   ===============


                     DataMetrics Corporation and Subsidiary
                 Notes to the Consolidated Financial Statements
            For the years ended October 31, 2002 and October 28, 2001

NOTE 10 - INCOME TAXES (concluded)
          -----------------------

         Net operating loss carry-forwards of approximately $55 million for federal income tax purposes will expire at various times between 2010 and 2022.

         During the fiscal year ending October 31, 2002, the Company acquired a subsidiary, Peripheral Equipment Acquisition Corporation. At the time of the purchase, the subsidiary had a deferred tax asset recorded of $108,000, which was subsequently determined to be unrealizable. The increase in the valuation allowance that relates to this deferred tax asset is considered to be a current year tax expense.

         The provision for income taxes is composed of the following:

                                                                                          000s
                                                                            ---------------------------------
                                                                                  2002                2001
                                                                                  ----                ----
         Current:
            Federal                                                                   $  --             $  --
            State                                                                        --                --
         Deferred:
            Federal                                                                  (1,241 )          (2,611 )
            State                                                                      (211 )            (461 )
         Increase in Valuation Allowance                                              1,560             3,072
                                                                            ----------------   ---------------

         Net                                                                          $ 108             $  --
                                                                            ================   ===============

         Based upon management's judgment and the losses incurred by the Company, the valuation allowance represents 100% of the Company's net deferred income tax assets. The following is a reconciliation of the difference between the actual provision for income taxes and the provision computed by applying the Federal statutory tax rate on loss before income taxes:

                                                                                                  000s
                                                                                      -----------------------------
                                                                                          2002             2001
                                                                                          ----             ----
         Federal Income Tax Benefit, computed at a Statutory Rate                          $(1,257 )       $(1,840 )
         State Income Tax Benefit, net of Federal Benefits                                    (214 )          (314 )
         Non-taxable Life Insurance Proceeds                                                    --            (416 )
         Change in Valuation Allowance                                                       1,560           3,072
         Other Net                                                                              19            (502 )
                                                                                      -------------     -----------
         Net                                                                                 $ 108             $--
                                                                                      =============     ===========

                     DataMetrics Corporation and Subsidiary
                 Notes to the Consolidated Financial Statements
            For the years ended October 31, 2002 and October 28, 2001

NOTE 11 - CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS
          -------------------------------------------------

         Approximately 53% and 47% of the Company's sales during fiscal years 2002 and 2001, respectively, were to various U.S. government agencies under prime contracts or to prime contractors having sales to such agencies. Export sales to foreign customers amounted to $130,000 or 4% of total sales in fiscal year 2002. Export sales to foreign customers amounted to $1.3 million or 27% of sales in fiscal year 2001. The Company's three largest customers accounted for 25%, 3% and 2% of the Company's sales for the fiscal year ended October 31, 2002. Its three largest customers accounted for 27%, 12% and 12% of the Company's sales for the fiscal year ended October 28, 2001. The Company's three largest customers accounted for 34%, 24% and 2% of account receivable in the fiscal year ended October 31, 2002. The Company's three largest customers accounted for 34%, 19% and 17% of account receivable at October 28, 2001.

NOTE 12 - GOING CONCERN
          -------------

         The Company incurred a net loss of $4,509,000 and $5,361,000 for the years ended October 31, 2002 and October 28, 2001, respectively. Working capital and stockholders' equity has been significantly reduced. These factors raise substantial doubt about the Company's ability to continue as a going concern.

         In the current economic and political environment, defense spending is increasing dramatically. Accordingly, management feels that demand for the Company's product lines will increase significantly and has assembled a marketing team to focus its pursuits in this area. Additionally, management has noted interest from potential additional investors and is currently developing these avenues as a means of obtaining working capital.

         The Company's continuation as a going concern is dependent on its ability to successfully implement these efforts. The accompanying financial statements do not include any adjustments that may result from the Company's inability to continue as a going concern.

NOTE 13 - SUBSEQUENT EVENT
          ----------------

         On January 31, 2003, long-term debt of $2,900,000 plus accrued interest matured. The Company was unable to pay this obligation and is in default on this debt. During the quarter, various members of DMTR, LLC and the former senior priority note-holders, exercised approximately 3.5 million warrants at $.0754 per share, which resulted in gross proceeds of $262,355. Of this amount, $138,395 was used by the creditors to pay overdue interest and other related fees associated with the Company's obligations to DMTR, LLC. A Standstill Agreement with DMTR, LLC was agreed upon, which provides for the creditor to forego any of its default rights as long as the parties continue to negotiate in good faith to restructure this obligation. The creditor may terminate the negotiations and the Standstill Agreement at any time after September 30, 2003 at its sole discretion. Negotiations for the restructure are ongoing at this time.