Form 10QSB
period 2003-01-31
DATAMETRICS CORP
filed 2003-10-23
CIK 27082

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

{X} Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 31, 2003

                                       or

{ } Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ________to_________

Commission File Number  1-8690
                        ------

                             DataMetrics Corporation
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                        95-3545701
--------------------------------                        ----------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                         Identification Number)

          1717 Diplomacy Row
           Orlando, Florida                             32809
----------------------------------------             ----------
(Address of principal executive offices)             (Zip Code)

                                 (407) 251-4577
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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

Common Stock. $.01 Par Value-- 21,953,392 shares as of October 20, 2003

Index to Form 10-QSB

                                                                                     Page No.
Part I - Financial Information                                                       --------
                  Item 1. Financial Statements (unaudited):

                  Consolidated Balance Sheet as of January 31, 2003                     3
                  Consolidated Statements of Operations for the three Months
                           Ended January 31, 2003 and January 27, 2002                  4
                  Consolidated Statements of Cash Flows for the three Months
                  Ended January 31, 2003 and January 27, 2002                           5

                  Notes to Consolidated Financial Statements                            6

                  Item 2. Management's Discussion and Analysis of Financial
                             Condition                                                  7
                             Results of Operations                                      8
                             Liquidity and Capital Resources                            9

Part II - Other Information
         Item 1.           Legal Proceedings                                           11
         Item 2.           Changes in securities and uses of funds.                    11
         Item 3.           Defaults upon Note Payable                                  11
         Item 4.  Submission of matters to a vote of security holders.                 11
         Item 5.           Other Information                                           11
         Item 6.           Exhibits and Reports on Form 8-K                            11

Signatures                                                                             12

                     DATAMETRICS CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                   (unaudited)
                      (in thousands, except per share data)

                                                                                                             January 31,
                                                                                                                 2003
                                                                                                            ---------------
ASSETS
Current Assets
          Cash                                                                                                      $  546
          Accounts receivable, net of allowance for doubtful accounts of $150 (note 1)                                 113
          Inventory, net of allowance for obsolete or slow moving inventory of $4,924 (note 1 and 4)                 1,934
          Other Current Assets                                                                                         119
                                                                                                            ---------------
                           Total current assets                                                                      2,712

Property and Equipment
          Building and improvements (note 7)                                                                         1,112
          Furniture, Fixtures and computer equipment                                                                 1,195
          Land                                                                                                         420
          Machinery and equipment                                                                                      547
                                                                                                            ---------------
                   Total Property and Equipment                                                                      3,274
                   Less Accumulated Depreciation                                                                    (1,859)
                                                                                                            ---------------
                           Net Property and Equipment                                                                1,415
                                                                                                            ---------------
                           Total Assets                                                                            $ 4,127
                                                                                                            ===============

LIABILITIES AND STOCKHOLDERS DEFICIT
Current Liabilities
          Accounts Payable                                                                                          $  678
          Accrued Expenses                                                                                           1,366
          Deferred Revenue                                                                                             520
          Warranty Reserve                                                                                              61
          Current Maturities of LT Debt                                                                              3,071
                                                                                                            ---------------
                           Total Current Liabilities                                                                 5,696

Long-Term Liabilities
          Loan Payable                                                                                                 832
                                                                                                            ---------------
                           Total Long-Term Liabilities                                                                 832
                                                                                                            ---------------
                           Total Liabilities                                                                         6,528

Stockholders deficit:  (note 11)
          Common Stock, $.01 par value; 800,000,000 shares
                   authorized; 17,009,619 shares issued and outstanding                                                170
          Additional Paid In Capital                                                                                56,339
          Accumulated Deficit                                                                                      (58,910)
                                                                                                            ---------------
                           Total Stockholders Deficit                                                               (2,401)
                                                                                                            ---------------
                           Total Liabilities and Stockholders Deficit                                              $ 4,127
                                                                                                            ===============


 The accompanying "Notes to Consolidated Financial Statements" form an integral part of these statements.

                     DATAMETRICS CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATION
                                   (unaudited)
                      (in thousands, except per share data)

                                                                  For the three months ended
                                                               January 31            January 27
                                                               ----------            ----------
                                                                  2003                  2002

Sales                                                                 597                 1,494

Cost of Sales                                                         373                   726
                                                               ----------            ----------

Gross Profit                                                          224                   768

Selling, general and administrative expenses                          574                   732
                                                               ----------            ----------

Loss from Operations                                                 (350)                   36

Other income and expense                                              (17)                 (192)
                                                               ----------            ----------

          Net Loss                                               $   (367)             $   (156)

Loss per share of common stock;
          basic and diluted                                      $ (0.023)             $ (0.004)
                                                               ----------            ----------


Weighted average number of common shares outstanding
          basic and diluted                                        15,983                36,837


 The accompanying "Notes to Consolidated Financial Statements" form an integral part of these statements.

                     DATAMETRICS CORPORATION AND SUBSIDIARY
                       CONSOLIDATED CASH FLOWS STATEMENTS
                                   (unaudited)
                      (in thousands, except per share data)

                                                                                           For the three months ended
                                                                                        January 31            January 27
                                                                                           2003                  2002
                                                                                           ----                  ----
Cash Flows from Operating Activities:
        Net Loss                                                                               (367)                 (156)
        Adjustments to reconcile net loss to net cash used
               in operating activities:
        Depreciation expense                                                                     16                   197

Changes in assets and liabilities:
        Accounts receivable                                                                     196                  (711)
        Inventories                                                                            (135)                  280
        Prepaid expenses and other current assets                                                --                    46
        Other assets                                                                             --                   107
        Accounts payable                                                                       (362)                  348
        Accrued expenses                                                                        466                 1,330
        Deferred Revenue                                                                        520                    --
        Warranty Reserve                                                                         --                    --
                                                                                         ----------           -----------
               Net cash provided by operating activities                                        334                 1,441


Cash Flows from Investing Activities:
        Capital expenditures for property and equipment                                          --                  (165)
                                                                                         ----------           -----------
               Net cash provided by (used in ) investing activities                               0                  (165)


Cash Flows from Financing Activities:
        Conversion of Warrants to Common Stock                                                  122
        Payments on loan payable (net)                                                           (7)                  (91)
                                                                                         -----------           -----------
               Net cash provided by (used in) financing activities                              115                   (91)

               Net (decrease) increase in cash                                                  449                 1,185
               Cash at the beginning of the period                                               97                   246
                                                                                         -----------           -----------
               Cash at the end of the period                                                    546                 1,431
                                                                                         -----------           -----------

SUPPLEMENTAL  DISCLOSURES OF CASH FLOW  INFORMATION  Cash paid during the period for:
        Interest paid, net                                                                       17                     0


 The accompanying "Notes to Consolidated Financial Statements" form an integral part of these statements.

                             DATAMETRICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                    (in thousands, except for per share data)

1. The consolidated financial statements include the accounts of DataMetrics Corporation and its wholly owned subsidiaries (collectively, the "Company").

The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission relating to interim financial statements. These condensed financial statements do not include all disclosures provided in the company's annual financial statements. The condensed financial statements should be read in conjunction with the financial statements and notes thereto for the year ended October 31, 2002 contained in the company's Form 10-KSB filed with the Securities and Exchange Commission. All adjustments of a normal recurring nature, which, in the opinion of management, are necessary to present a fair statement of results for the periods have been made. Results of operations are not necessarily indicative of the results to be expected for the full year.

2. INVENTORIES Stockroom inventories consist primarily of materials used by the Company for existing and anticipated contracts and materials and finished assemblies which are held to satisfy spare parts requirements of the Company's customers. Those parts not expected to be sold within one year are classified as a non-current asset and fully reserved. The Company evaluates all inventories for obsolescence on a periodic basis and records estimated reserves accordingly.

Inventories as of January 31, 2003 consist of the following:
                                                           (in Thousands)

Inventories Parts and sub-assemblies                               2,634
Work in Process                                                      162
Obsolete Inventory                                                 4,062
                                                           --------------
Total Inventory                                                    6,858
Reserve for Obsolete Inventory                                    (4,924)
                                                           --------------
Net Inventory                                                      1,934

The Company has replaced its outdated and very maintenance intensive MRP system with a more economical and user-friendly Made-2-Manage system that is scaled appropriately for our business. It was fully implemented in May 2003. The Company anticipates the new system to be instrumental in the inventory valuation process, specifically in identifying obsolete materials on a more timely basis. The Company has recorded significant losses in the past two years for obsolete inventory and is currently maintaining an additional reserve of $862k for its inventory valuation to offset any future losses on inventory write-downs.

3. DEBT STRUCTURE

         On January 31, 2003, long-term debt of $2,900,000 plus accrued interest matured. The Company was unable to pay this obligation and is in default on this debt. During the quarter, various members of DMTR, LLC and the former senior priority note-holders, exercised approximately 3.5 million warrants at $.0754 per share, which resulted in gross proceeds of $262,355. Of this amount, $138,395 was used by the creditors to pay overdue interest and other related fees associated with the Company's obligations to DMTR, LLC. A Standstill Agreement with DMTR, LLC was agreed upon, which provides for the creditor to forego any of its default rights as long as the parties continue to negotiate in good faith to restructure this obligation. The creditor may terminate the negotiations and the Standstill Agreement at any time after September 30, 2003 at its sole discretion. Negotiations for the restructure are ongoing at this time. Detail of the Company's debt structure appears in the 10-KSB for fiscal year ended 10/31/2002.

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

         For the quarter ended January 31, 2003, the Company experienced slower than expected receipt of orders despite an increase in military / defense spending by the United States government. Many of the military programs from which the Company anticipates generating its revenue have been rescheduled and military priorities have been reconsidered to account for short, medium, and long-term needs. The Company expects to see an increase in order activity in the following quarters and attributes the delay in orders due to a focus on budget spending for troops and munitions in the war effort in Afghanistan and Iraq. The following phases in this war and projected increase in overall military / defense spending will likely entail more sophisticated surveillance techniques and equipment, which will require data processing and peripheral equipment much like we currently supply for the AWACS, P3 Orions aircraft and the armed forces.

         The Company is optimistic about the future because of its streamlined operations, an increase in military spending for the continued war effort and homeland security and the additional products and programs acquired in the PEC acquisition.

RESULTS OF OPERATIONS

         Three Month Period Ended January 31, 2003 Compared with the three Month Period Ended January 28, 2002

     Sales for the quarter ended January 31, 2003 were $597,000, a decrease of $897,000 or 60%, compared with sales of $1,494,000 in the same period in the prior fiscal year. The decrease in sales for the three months ended January 31, 2003 is attributable to a delay in order entry for government contracts as the government focused on the war efforts and homeland security.

     Cost of sales for the quarter ended January 31, 2003 was $373,000 (62% of sales), a decrease of $354,000 or 49%, compared with $726,000 (49% of sales) for the same period in the prior fiscal year. Cost of sales decreased compared to the same period in the prior fiscal year because of the decrease in the cost of materials directly related to the reduction in sales.

     Selling, general and administrative ("SG&A") expenses for the quarter ended January 31, 2003 were $574,000 (96% of sales) a decrease of $157,000, or 21%, compared with $732,000 (49% of sales) for the same period in the prior fiscal year. The decrease is due to lower administrative and support staff expenses throughout the Company.

     Net interest expense amounted to $17,000 for the quarter ended January 31, 2003 compared with net interest expense of $192,000 for the same period in the prior year. This decrease is due to lower outstanding borrowings.

     The net loss for the quarter ended January 31, 2003 amounted to $367,000 an increased loss of $211,000 compared with a net loss of $156,000 for the same period in the prior year. The loss for the current quarter is attributable to low quarterly sales.

     Management has determined that, based on the Company's historical losses from recurring operations, the Company will not recognize its net deferred tax assets at January 31, 2003. Ultimate recognition of these tax assets is dependent, to some extent, on future revenue levels and margins. It is the intention of management to assess the appropriate level for the valuation allowance each quarter.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal capital requirements have been to fund working capital, capital expenditures and the payment of long term debt. The Company has relied primarily on internally generated funds, private placement proceeds, subordinated debt and other bank debt to finance its operations. The Company's liquidity and cash resources are significantly impaired by ongoing losses. The opinion of the Company's auditors at the prior year end contains an explanatory paragraph regarding the Company's ability to continue as a going concern.

         Net cash provided by operations was $334,000 in the quarter ended January 31, 2003 and $1,441,000 over the same period of the prior year. The change from first quarter 2002 to 2003 was due slower than expected receipt of orders from government contracts.

      Net cash used in investing activities was zero and $165,000 in 2003 and 2002, respectively. The decrease was related to the acquisition of PEC in 2002 and no capital purchases in the first quarter of 2003.

      Net cash provided by (used in) financing activities was $115,000 and ($91,000) in 2003 and 2002, respectively. The change from 2002 to 2003 was related to the Company's conversion of warrants to stock.

         The Company continues to have substantial debt that was due in 2002 and 2003. Although the Company is experiencing a reasonable cash flow in operations to sustain current operations, the debt obligations of previous periods have not been met. As a result, additional capital is required to meet its prior period debt obligations. The Company's lack of liquidity has also adversely affected its ability to expand its operations.

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

         The Company was unable to repay its obligations due on January 31, 2003 and is in default on its obligations to DMTR. The Company and DMTR entered into a Standstill Agreement, which provides for DMTR not to exercise any of its default rights, so long as the parties negotiate in good faith to restructure this obligation. There can be no assurance that DMTR will not seek to enforce its remedies with respect to the obligations owed by the Company. The agreement further provides that DMTR, in its sole discretion and at any time after September 30, 2003, may terminate the Standstill Agreement if it determines that the Company is no longer negotiating in good faith. The Company is also in negotiations to receive additional financing from the members of DMTR and their respective affiliates. There is no assurance such restructuring or additional financing will be consummated or that it will be sufficient to ensure that the Company can satisfy its operating expenses. Since August 1, 2003, the Company has received proceeds of $233,403 from the exercising of warrants at the exercise price of $.055 per share.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

         The Company is, from time to time, the subject of litigation, claims and assessments arising out of matters occurring during the normal operation of the Company's business. In the opinion of management, the liability, if any, under such current litigation, claims and assessments that are material have been properly accrued for and would not materially affect the financial position or the results of the operations of the Company except as disclosed herein.

      In April 1998, the owner of the Woodland Hills, CA, premises formerly occupied by the Company sued for the balance of all rent due through the end of the then existing lease agreement plus damages. In March 1999, the Company entered into a Mutual Release and Settlement Agreement wherein the Company paid a total of $850,000 in cash and issued 150,000 shares of Common Stock, concurrent with the release, to the owner. The Company has agreed to register the shares of Common Stock, and under certain circumstances, the Company will issue additional shares of Common Stock to the extent that the market price of the Common Stock falls below certain levels. The Common Stock has been valued at $2.50 per share. The minimum amount in guaranteed common stock of $375,000 exceeded the Market Value of the Common Stock issued by the Company under the terms of the Agreement, so approximately 2.7 million of additional shares are required to be issued, or 135,000 shares on a post reverse stock split basis. As of September 30, 2003, the shares have not been issued.

Item 2.  Changes in Securities and Uses of Proceeds.

         None.

Item 3.  Defaults upon Loan Agreements.

         The Company is in default on its obligations to DMTR and has entered into a Standstill Agreement, which provides for DMTR not to exercise any of its default rights, while the parties negotiate to restructure this obligation. The Company is also in negotiations to receive additional financing from the members of DMTR and their respective affiliates. There is no such assurance the restructuring or additional financing will be consummated.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Other Information.

                  None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits: None.

(b) Reports on form 8-K: None.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Form 10-QSB to be signed on its behalf by its duly authorized representatives.


                                             DATAMETRICS CORPORATION
                                             ------------------------
                                             /s/ Daniel Bertram
                                             Chief Executive Officer


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name                                        Title             Date
-------------------                 ------------------------  ---------------
/s/ Daniel Bertram                  Chief Executive Officer   October 23, 2003
-------------------
    Daniel Bertram

/s/ Kenneth E. Doyle                Chief Financial Officer   October 23, 2003
-------------------
    Kenneth E. Doyle