Form 10QSB
period 2003-04-30
DATAMETRICS CORP
filed 2005-04-11
CIK 27082

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 30, 2003

                                       or

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ________to_________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No|_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock. $.01 Par Value -- 29,640,262 shares as of April 11, 2005

Index to Form 10-QSB

                                                                                          Page No.
Part I - Financial Information                                                            --------
                  Item 1. Financial Statements (unaudited):

                  Consolidated Balance Sheet as of April 30, 2003                          3
                  Consolidated Statements of Operations for the three Months
                           Ended April 30, 2003 and April 28, 2002                         4
                  Consolidated Statements of Operations for the six Months
                           Ended April 30, 2003 and April 28, 2002                         4
                  Consolidated Statements of Cash Flows for the six Months
                  Ended April 30, 2003 and April 28, 2002                                  5
         Notes to Consolidated Financial Statements                                        6-7

                  Item 2. Management's Discussion and Analysis of Financial
                                    Condition and Results of Operations                    7-8
                             Results of Operations                                         9-10
                             Liquidity and Capital Resources                               11-12

                  Item 3. Controls and Procedures                                          12

Part II - Other Information
         Item 1.           Legal Proceedings                                               12
         Item 2.           Unregistered Sales of Equity Securities and uses of funds.      13
         Item 3.           Defaults upon Senior Securities                                 13
         Item 4.           Submission of matters to a vote of security holders.            13
         Item 5.           Other Information                                               13
         Item 6.           Exhibits                                                        13


Certifications                                                                             14-18

Signatures                                                                                 19

                           DATAMETRICS CORPORATION AND
                                   SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                   (unaudited)
                        (in thousands, except share data)

                                                                                       April 30
                                                                                         2003
                                                                                     -------------
ASSETS
Current Assets
         Cash                                                                        $         184
         Accounts receivable, net of allowance for doubtful accounts of $116                   314
         Inventory, net of allowance for obsolete inventory of $4,919                        1,764
                                                                                     -------------
                                  Total current assets                                       2,262

Property and Equipment
         Building and improvements                                                           1,112
         Furniture, Fixtures and computer equipment                                          1,195
         Land                                                                                  420
         Machinery and equipment                                                               547
                                                                                     -------------
                   Total Property and Equipment                                              3,274
                   Less Accumulated Depreciation                                            (1,874)
                                                                                     -------------
                                  Net Property and Equipment                                 1,400

                                  Total Assets                                       $       3,662
                                                                                     =============

LIABILITIES AND STOCKHOLDERS DEFICIT
Current Liabilities
         Accounts Payable                                                            $         836
         Accrued Expenses                                                                    1,051
         Deferred Revenue                                                                      520
         Warranty Reserve                                                                       61
         Current maturities of long-term debt                                                3,071
                                                                                     -------------
                                  Total Current Liabilities                                  5,539

Long-Term Liabilities
         Long-Term Debt                                                                        323
                                                                                     -------------

                                  Total Liabilities                                          5,862

Stockholders deficit:
         Common Stock, $.01 par value; 800,000,000 shares
                   authorized; 19,292,383 shares issued and 18,348,536 outstanding             193
         Treasury Stock (943,847 shares at cost)
                                                                                              (119)
         Additional Paid In Capital                                                         56,963
         Accumulated Deficit                                                               (59,237)
                                                                                     -------------

                                  Total Stockholders Deficit                                (2,200)

                                  Total Liabilities and Stockholders Deficit         $       3,662
                                                                                     =============


The accompanying "Notes to Consolidated Financial Statements" form an integral part of these statements.

                           DATAMETRICS CORPORATION AND
                                   SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATION
                                   (unaudited)
                        (in thousands, except share data)

                                              Three months ended   Six months ended
                                                 April 30,      April 28,       April 30,      April 28,
                                                   2003            2002           2003            2002
                                               ------------    ------------    ------------    ------------
Sales                                                 1,137           1,541           1,734           3,035

Cost of Sales                                           786             410           1,159           1,136
                                               ------------    ------------    ------------    ------------
Gross Profit                                            351           1,131             575           1,899

Selling, general and administrative expenses            551             875           1,125           1,607
                                               ------------    ------------    ------------    ------------
Income (Loss) from Operations                          (200)            256            (550)            292

Other income and expense                               (127)
                                                                       (476)           (144)           (668)
                                               ------------    ------------    ------------    ------------

         Net Income (Loss)                     $       (327)   $       (220)   $       (694)   $       (376)
                                               ============    ============    ============    ============


Loss per share of common stock;
         basic and diluted                     $     (0.017)   $     (0.103)   $     (0.040)   $     (0.189)
                                               ============    ============    ============    ============

Weighted avg. no. of shares outstanding
         basic and diluted                           19,087           2,140          17,509           1,992
                                               ============    ============    ============    ============

The accompanying "Notes to Consolidated Financial Statements" form an integral part of these statements.

                             DATAMETRICS CORPORATION
                                 AND SUBSIDIARY
                       CONSOLIDATED CASH FLOWS STATEMENTS
                                   (unaudited)
                                 (in thousands)

                                                                                      six months ended
                                                                                   April 30       April 28
                                                                                     2003           2002
                                                                                ------------    ------------
Net cash provided by (used in) operating activities                                      (20)            113

Net cash provided by (used in ) investing activities                                      --             (56)

Net cash provided by (used in) financing activities                                      107             (13)
                                                                                ------------    ------------

Net increase in cash                                                                      87              44
Cash at the beginning of the period                                                       97             246
                                                                                ------------    ------------

Cash at the end of the period                                                            184             290
                                                                                ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION Cash paid during the period for:
               Interest paid, net                                                         46             149

Treasury stock obtained when associates surrendered stock certificates in exchange for forgiveness of advances owed to the
Company                                                                                  119              --

Cost of Refinancing paid by exercise of Warrants                                         513               0

Expenses paid by exercise of Warrants                                                    133               0
Issuance of Warrants to acquire Peripheral Equipment Corporation                           0           1,128

The accompanying "Notes to Consolidated Financial Statements" form an integral part of these statements.

                             DATAMETRICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 April 30, 2003
                                   (Unaudited)

1. The consolidated financial statements include the accounts of DataMetrics Corporation and its wholly owned subsidiary (collectively, the "Company").

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

Inventories as of April 30, 2003 consist of the following:

                                                                  (in thousands)
Inventories Parts and sub-assemblies                                      2,613
Work in Process                                                               8
Obsolete Inventory                                                        4,062
                                                                  -------------
Total Inventory                                                           6,683

Reserve for Obsolete Inventory                                           (4,919)
                                                                  -------------

Net Inventory                                                             1,764

The Company has replaced its outdated and very maintenance intensive MRP system with a more economical and user-friendly Made-2-Manage system that is scaled appropriately for our business. It was fully implemented in May 2003. The Company anticipates the new system to be instrumental in the inventory valuation process, specifically in identifying obsolete materials on a more timely basis. The Company has recorded significant losses in the past two years for obsolete inventory.

3. DEBT STRUCTURE / SUBSEQUENT EVENTS

         On January 31, 2003, long-term debt of $2,900,000 plus accrued interest matured. The Company was unable to pay this obligation and is in default on this debt. As of February 25, 2005, various members of DMTR, LLC, former senior priority note-holders, and several others exercised approximately 11,782,455 warrants. Proceeds from those exercised prior to April 30, 2003 were used to pay overdue interest expense and other obligations of the Company of approximately $650,000 and provided cash inflow of $122,000 to the Company. A Standstill Agreement with DMTR, LLC was agreed upon, which provides for the creditor to forego any of its default rights as long as the parties continue to negotiate in good faith to restructure this obligation. Pursuant to a standstill agreement, as amended, the creditor may terminate the negotiations and the Standstill Agreement at any time after January 31, 2005 at its sole discretion if it determines that the Company is no longer negotiating in good faith to restructure the Company's obligations to the creditor. Negotiations for the restructure are ongoing at this time. At April 30, 2003, this debt is reported net of unamortized refinancing costs of $500,511. These costs arose from Warrants issued as part of the negotiations to restructure the debt. Additional details of the Company's debt structure appears in the 10-KSB for fiscal year ended 10/31/2002.

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

         The Company offers military specified and ruggedized versions of flat panel monitors and other peripheral equipment (including computers, printers, keyboards and trackballs) encased in shock, vibration and temperature resistant chassis. The chassis produced by the Company are used in conjunction with its product by the military to house sensitive equipment. The Navy P3 Orion, Air Force AWACS and Army Fire-Finder programs all require rugged rack enclosures to protect the equipment from shock, vibration and other damage which may be experienced in a harsh operating environment. DataMetrics continues to increase its presence in the military arena including United States Air Force avionics and ground-based systems as well as United States Navy for various shipboard applications. DataMetrics' equipment is designed and qualified for use as part of commercial airlines cockpit systems.

         For the six months ended April 30, 2003, the Company experienced slower than expected receipt of orders despite an increase in military / defense spending by the United States government. Many of the military programs from which the Company anticipates generating its revenue have been rescheduled and military priorities have been reconsidered to account for short, medium, and long-term needs. The Company expects to see an increase in order activity in the following quarters and attributes the delay in orders due to a focus on budget spending for troops and munitions in the war effort in Afghanistan and Iraq. The following phases in this war and projected increase in overall military / defense spending will likely entail more sophisticated surveillance techniques and equipment, which will require data processing and peripheral equipment much like we supply for the AWACS, P3 Orions Aircraft and the Armed Forces.

                              RESULTS OF OPERATIONS

                Three Month Period Ended April 30, 2003 Compared
                   To Three Month Period Ended April 28, 2002

     Sales for the quarter ended April 30, 2003 were $1,137,000 a decrease of $404,000 or 26%, compared with sales of $1,541,000 in the same period in the prior fiscal year. The decrease in sales for the three months ended April 30, 2003 is primarily attributable to the 3M hardware and intellectual property sale recognized in the second quarter of 2002 that was in excess of one million dollars.

     Cost of sales for the quarter ended April 30, 2003 was $786,000 (69% of sales), an increase of $376,000 or 91%, compared with $410,000 (27% of sales) for the same period in the prior fiscal year. Cost of sales increased compared to the same period in the prior fiscal year because of the increase in Sales (when disregarding the 3M sale, which was virtually cost-free) and an increase in operating costs associated with the acquisition of Peripheral Equipment Corporation (PEC), the Company's subsidiary.

     Selling, general and administrative ("SG&A") expenses for the quarter ended April 30, 2003 were $551,000 (48% of sales) a decrease of $324,000, or 37%, compared with $875,000 (57% of sales) for the same period in the prior fiscal year. The decrease is due to lower administrative and support staff expenses throughout the Company.

     Net interest expense amounted to $127,000 for the quarter ended April 30, 2003 compared with net interest expense of $476,000 for the same period in the prior year. This decrease is due to lower outstanding borrowings, restructuring of long-term debt and conversion of debt to equity.

     The net loss for the quarter ended April 30, 2003 amounted to $327,000, an increase in loss of $107,000 compared with a net loss of $220,000 for the same period in the prior year. This increase in losses for the quarter ended April 30, 2003 is attributable to an increase in Cost of Sales.

                 Six Month Period Ended April 30, 2003 Compared
                    To Six Month Period Ended April 28, 2002

     Sales for the six months ended April 30, 2003 were $1,734,000 a decrease of $1,301,000 or 43%, compared with sales of $3,035,000 in the same period in the prior fiscal year. The decrease in sales for the six months ended April 30, 2003 is primarily attributable to the 3M hardware and intellectual property sale recognized in the first six months of 2002 that was in excess of one million dollars.

     Cost of sales for the six months ended April 30, 2003 was $1,159,000 (67% of sales), an increase of $23,000 or 2%, compared with $1,136,000 (37% of sales) for the same period in the prior fiscal year. Cost of Sales was significantly lower in the first two quarters of 2003 when compared to the first two quarters of 2002 when considering the 2002 revenue that was generated from the 3M hardware and intellectual property sale that had relatively no costs associated with the revenue.

     Selling, general and administrative ("SG&A") expenses for the six months ended April 30, 2003 were $1,125,000 (65% of sales) a decrease of $482,000, or 30%, compared with $1,607,000 (53% of sales) for the same period in the prior fiscal year. The decrease is due to lower administrative and support staff expenses throughout the Company.

     Net interest expense amounted to $144,000 for the six months ended April 30, 2003 compared with net interest expense of $668,000 for the same period in the prior year. This decrease is due to lower outstanding borrowings and restructuring of long term debt.

     The net loss for the six months ended April 30, 2003 amounted to $694,000 an increase in losses of $318,000 compared with a net loss of $376,000 for the same period in the prior year. The loss for the current six months is attributable to low sales in the first two quarters of the fiscal year 2003.

     Management has determined that, based on the Company's historical losses from recurring operations, the Company will not recognize its net deferred tax assets at April 30, 2003. Ultimate recognition of these tax assets is dependent, to some extent, on future revenue levels and margins. It is the intention of management to assess the appropriate level for the valuation allowance each quarter.

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

         The Company continues to have substantial debt that was due in 2002 and 2003. Although the Company has generated cash flow to sustain current operations, the debt obligations of previous periods have not been met. As a result, additional capital is required to meet its prior period debt obligations. The Company's lack of liquidity has also adversely affected its ability to expand its operations.

         Effective January 31, 2001, DMTR LLC ("DMTR")(an entity whose managing member is Bruce Galloway, the Company's Chairman) provided the Company with a line of credit in the maximum amount $798,860 (the "Line of Credit"). Accordingly, the Company was initially obligated to DMTR in the aggregate amount of $3,600,000 (comprised of $1,496,140 on the senior bank loan assigned from Branch Banking and Trust Company (the "Senior Bank Loan"), $1,305,000 on certain bridge financing assigned to DMTR and $798,860 on the Line of Credit). These obligations are secured by all of the assets of the Company. In April 2001, DMTR agreed to forgive $700,000 of principal obligations in exchange for the issuance of 14,000,000 shares of common stock or 700,000 shares on a post reverse stock split. On January 31, 2003, the obligations in the principal amount of $2.9 million plus accrued interest matured. As additional consideration for the financing provided by DMTR, the Company issued a Warrant to DMTR to acquire up to 7,000,000 shares of the common stock on a fully diluted basis with an exercise price of $1.00 per share, to be exercised through January 31, 2007. The exercise price was subsequently lowered to $.075 per share and subsequent to that it was lowered even further to $.055 per share.

         The Company was unable to repay its obligations due on January 31, 2003 and is in default on its obligations to DMTR. The Company and DMTR entered into a Standstill Agreement, which provides for DMTR not to exercise any of its default rights, so long as the parties negotiate in good faith to restructure this obligation. There can be no assurance that DMTR will not seek to enforce its remedies with respect to the obligations owed by the Company. The agreement further provides that DMTR, in its sole discretion and at any time after September 30, 2003, may terminate the Standstill Agreement if it determines that the Company is no longer negotiating in good faith. The Company is also in negotiations to receive additional financing from the members of DMTR and their respective affiliates. There is no assurance such restructuring or additional financing will be consummated or that it will be sufficient to ensure that the Company can satisfy its operating expenses. Through April 30, 2003, the Company has received proceeds of $293,855 from the exercising of warrants. These proceeds provided cash to the Company and paid overdue expenses of the Company. In addition, subsequent to this various warrant holders exercised their warrants for an additional gross proceeds of $443,870.

         In December 2003 through February 2004 various members of DMTR subscribed to a total of $862,653 of the Company's Preferred Series A Stock. This stock is convertible into shares of the Company's common stock at $.06 per share.

         DataMetrics has signed a letter of intent to sell the building located at 1717 Diplomacy Row, Orlando, FL. 32809 to DMTR, LLC, and will lease back the property for its continued operations.

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

Item 3.  CONTROLS AND PROCEDURES

         (a) Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our principal executive and financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) or Rule 15d-15(e) under the U.S. Securities Exchange Act of 1934, as amended) within 90 days of the filing date of this quarterly report and, based on their evaluation, our principal executive and financial officer have concluded that these controls and procedures are not effective and do not meet the requirements thereof. This is as a result of frequent turnovers experienced in Accounting and Finance Personnel and difficulties encountered with the implementation of the Company's new accounting software. We are, however, working diligently on having these requirements met.
Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosure.

         (b) Changes in Internal Control Over Financial Reporting. There were no significant changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) or Rule 15d-15(d) that occurred during the period covered by this quarterly report, or to our knowledge in other factors, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

         The Company is, from time to time, the subject of litigation, claims and assessments arising out of matters occurring during the normal operation of the Company's business. In the opinion of management, the liability, if any, under such current litigation, claims and assessments that are material have been properly accrued for.

      In April 1998, the owner of the Woodland Hills, CA, premises formerly occupied by the Company sued for the balance of all rent due through the end of the then existing lease agreement plus damages. In March 1999, the Company entered into a Mutual Release and Settlement Agreement wherein the Company paid a total of $850,000 in cash and issued 150,000 shares of Common Stock, concurrent with the release, to the owner. The Company has agreed to register the shares of Common Stock, and under certain circumstances, the Company will issue additional shares of Common Stock to the extent that the market price of the Common Stock falls below certain levels. The Common Stock has been valued at $2.50 per share. The minimum amount in guaranteed common stock of $375,000 exceeded the Market Value of the Common Stock issued by the Company under the terms of the Agreement, so approximately 2.7 million of additional shares are required to be issued, or 135,000 shares on a post reverse stock split basis. As of February 17, 2005, the shares have not been issued.

Item 2.  Unregistered Sales of Equity Securities and Uses of Proceeds.

         None.

Item 3.  Defaults upon Senior Securities

         The Company is in default on its obligations to DMTR and has entered into a Standstill Agreement, which provides for DMTR not to exercise any of its default rights, unless DMTR determines, in its sole discretion, that the parties are no longer negotiating in good faith to restructure this obligation. The Company is also in negotiations to receive additional financing from the members of DMTR and their respective affiliates. There is no such assurance the restructuring or additional financing will be consummated.

         The Company is in default on one of its 10% Note that matured at the end of 2001. The parties have had various negotiations in the past to settle. There is no assurance that this can be settled.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Other Information.

                  None.

Item 6.  Exhibits

         (a) Exhibits: None.

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


                                                        DATAMETRICS CORPORATION
                                                        ------------------------
                                                        /s/ Daniel Bertram
                                                        Chief Executive Officer


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name                                        Title                    Date
-------------------                 ------------------------  ---------------
/s/ Daniel Bertram                  Chief Executive Officer    April 11, 2005
-------------------
    Daniel Bertram

/s/ Rafik Moursalien                Controller                 April 11, 2005
-------------------
    Rafik Moursalien