Form 10QSB
period 2003-07-31
DATAMETRICS CORP
filed 2005-06-16
CIK 27082

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 31, 2003

                                       or

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ________to_________

Commission File Number  1-8690

                             DataMetrics Corporation
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                          95-3545701
    ----------------------                              ----------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                         Identification Number)

          1717 Diplomacy Row
           Orlando, Florida                                   32809
----------------------------------------                   ----------
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

Common Stock. $.01 Par Value -- 29,640,262 shares as of June 15, 2005.

Index to Form 10-QSB

                                                                        Page No.
Part I - Financial Information                                         --------
           Item 1. Financial Statements (unaudited):

           Consolidated Balance Sheet as of July 31, 2003                      3
           Consolidated Statements of Operations for the three Months
                    Ended July 31, 2003 and July 28, 2002                      4
           Consolidated Statements of Operations for the nine Months
                    Ended July 31, 2003 and July 28, 2002                      4
           Consolidated Statements of Cash Flows for the nine Months
                    Ended July 31, 2003 and July 28, 2002                      5
           Notes to Consolidated Financial Statements                        6-7

           Item 2. Management's Discussion and Analysis of Financial
                             Condition and Results of Operations               8
           Results of Operations                                            9-10
           Liquidity and Capital Resources                                 11-12
           Controls and Procedures                                            12

Part II - Other Information
         Item 1.   Legal Proceedings                                          13
         Item 2.   Unregistered Sales of Equity Securities and uses of funds. 13
         Item 3.   Defaults upon Senior Securities                            13
         Item 4.   Submission of matters to a vote of security holders.       13
         Item 5.   Other Information                                          13
         Item 6.   Exhibits and Reports on Form 8-K                           13

Certifications                                                             14-18

Signatures                                                                    19

                     DATAMETRICS CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                   (unaudited) (in thousands, except share data)

-------------------------------------------------------------------------------------------------
                                                                                      July 31,
                                                                                        2003
ASSETS
Current Assets
         Cash                                                                        $         15
         Accounts receivable, net of allowance for doubtful accounts of $25                   583
         Inventory, net of allowance for obsolete inventory of $4,919                       2,076
                                                                                     ------------
                                   Total current assets                                     2,674

Property and Equipment
         Building and improvements                                                          1,112
         Furniture, Fixtures and computer equipment                                         1,195
         Land                                                                                 420
         Machinery and equipment                                                              547
                                                                                     ------------
                   Total Property and Equipment                                             3,274
                   Less Accumulated Depreciation                                           (1,889)
                                                                                     ------------
                                   Net Property and Equipment                               1,385

                                   Total Assets                                      $      4,059
                                                                                     ============

LIABILITIES AND STOCKHOLDERS DEFICIT
Current Liabilities
         Accounts Payable                                                            $        923
         Accrued Expenses                                                                   1,423
         Deferred Revenue                                                                     420
         Warranty Reserve                                                                      61
         Current maturities of LT Debt                                                      3,058
                                                                                     ------------
                                   Total Current Liabilities                                5,885

Long-Term Liabilities
         Loan Payable                                                                         824
         Refinance Cost                                                                      (488)
                                                                                     ------------
                                   Total Long Term Liabilities                                336

                                                                                     ------------
                                   Total Liabilities                                        6,221

Stockholders deficit:
         Common Stock, $.01 par value; 800,000,000 shares
                   authorized; 26,959,362 shares issued and 26,015,515 outstanding            270
         Treasury Stock (943,847 shares at cost)                                             (119)
         Additional Paid In Capital                                                        57,094
         Accumulated Deficit                                                              (59,407)
                                                                                     ------------

                                   Total Stockholders Deficit                              (2,162)

                                   Total Liabilities and Stockholders Deficit        $      4,059
                                                                                     ============


  The accompanying "Notes to Consolidated Financial Statements"form an integral part of these statements.

                     DATAMETRICS CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATION
                                   (unaudited) (in thousands, except share data)

                                                 Three Months Ended            Nine Months Ended
                                                 July 31,        July 28         July 31,        July 28
                                                   2003            2002            2003            2002
                                               ------------    ------------    ------------    ------------
Sales                                                   935             829           2,669           3,864

Cost of Sales                                           662             591           1,821           1,727
                                               ------------    ------------    ------------    ------------
Gross Profit                                            273             238             848           2,137

Selling, general and administrative expenses            503           1,073           1,628           2,680
Write down of Inventory                                                 603              --             603
                                               ------------    ------------    ------------    ------------
Income (Loss) from Operations                          (230)         (1,438)           (780)         (1,146)

Other income and expense                                 60            (117)            (84)           (785)
                                               ------------    ------------    ------------    ------------

         Net Income (Loss)                     $       (170)   $     (1,555)   $       (864)   $     (1,931)
                                               ============    ============    ============    ============



         basic and diluted                     $     (0.007)   $     (0.156)   $     (0.044)   $     (0.416)
                                               ============    ============    ============    ============

Weighted avg. no. of shares outstanding
         basic and diluted                           23,980           9,939          19,690           4,641
                                               ============    ============    ============    ============



 The accompanying "Notes to Consolidated Financial Statements" form an integral part of these statements.

                             DATAMETRICS CORPORATION
                                 AND SUBSIDIARY
                       CONSOLIDATED CASH FLOWS STATEMENTS
                                   (unaudited) (in thousands)


                                                                     July 31         July 28
                                                                       2003            2002
                                                                   ------------    ------------

Net cash provided by (used in) operating activities                        (247)             84

Net cash provided by (used in) financing activities                         165             (20)
                                                                   ------------    ------------

Net increase (decrease) in cash                                             (82)             64

Cash at the beginning of the period                                          97             246
                                                                   ------------    ------------

Cash at the end of the period                                                15             310
                                                                   ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for Interest, net:                               91             219

Treasury stock obtained when associates surrendered stock certificates in exchange for forgiveness of advances owed to the
Company                                                                     119              --

Cost of Refinancing paid by exercise of Warrants                            513              --

Expenses paid by exercise of Warrants                                       270              --

Issuance of Warrants to acquire Peripheral Equipment Corporation             --           1,204

Conversion of 96% of the 10% Subordinated Notes and all of the 12% Senior
Convertible Notes and all related accrued interest
into Common Stock                                                                         7,180



          The accompanying Notes to Consolidated Financial Statements" form an integral part of these statements.

                             DATAMETRICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  July 31, 2003
                                   (Unaudited)

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

Inventories as of July 31, 2003 consist of the following:

                                                      (in thousands)
                                                   -------------------
Inventories Parts and sub-assemblies                            1,822
Work in Process                                                   254
Obsolete Inventory                                              4,919
                                                   -------------------
Total Inventory                                                 6,995

Reserve for Obsolete Inventory                                (4,919)
                                                   -------------------

Net Inventory                                                   2,076

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

3. DEBT STRUCTURE / SUBSEQUENT EVENTS

      On January 31, 2003, long-term debt of $2,900,000 plus accrued interest matured. The Company was unable to pay this obligation and is in default on this debt. As of February 25, 2005, various members of DMTR, LLC, former senior priority note-holders, and several others exercised approximately 11,782,455 warrants. Proceeds from those exercised prior to July 31, 2003 were used to pay overdue interest expense and other obligations of the Company of approximately $784,000 and provided cash inflow of $193,000 to the Company. A Standstill Agreement with DMTR, LLC was agreed upon, which provides for the creditor to forego any of its default rights as long as the parties continue to negotiate in good faith to restructure this obligation. Pursuant to a standstill agreement, as amended, the creditor may terminate the negotiations and the Standstill Agreement at any time after January 31, 2005 at its sole discretion if it determines that the Company is no longer negotiating in good faith to restructure the Company's obligations to the creditor. Negotiations for the restructure are ongoing at this time. At July 31, 2003, this debt is reported net of unamortized refinancing costs of $488,000. These costs arose from Warrants issued as part of the negotiations to restructure the debt. Additional details of the Company's debt structure appears in the 10-KSB for fiscal year ended 10/31/2002.


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

      For the nine months ended July 31, 2003, the Company experienced slower than expected receipt of orders despite an increase in military / defense spending by the United States government. Many of the military programs from which the Company anticipates generating its revenue have been rescheduled and military priorities have been reconsidered to account for short, medium, and long-term needs. The Company expects to see an increase in order activity in the following quarters and attributes the delay in orders due to a focus on budget spending for troops and munitions in the war effort in Afghanistan and Iraq. The following phases in this war and projected increase in overall military / defense spending will likely entail more sophisticated surveillance techniques and equipment, which will require data processing and peripheral equipment much like we currently supply for the AWACS, P3 Orions aircraft and the armed forces.

                              RESULTS OF OPERATIONS

                 Three Month Period Ended July 31, 2003 Compared
                    To Three Month Period Ended July 27, 2002

      Sales for the quarter ended July 31, 2003 were $935,000 an increase of $106,000 or 13%, compared with sales of $829,000 in the same period in the prior fiscal year.

      Cost of sales for the quarter ended July 31, 2003 was $662,000 (71% of sales), an increase of $71,000 or 12%, compared with $591,000 (71% of sales) for the same period in the prior fiscal year. Gross profit percentage for 2003 was 29%, compared with a gross profit percentage of 29% for the same period in 2002.

      Selling, general and administrative ("SG&A") expenses for the quarter ended July 31, 2003 were $503,000 (54% of sales) a decrease of $570,000, or 53%, compared with $1,073,000 (129% of sales) for the same period in the prior fiscal year. The Company reevaluated its labor cost in 2003 and determined that certain employee functions were more accurately reflected as cost of sales expense, as opposed to selling, general and administrative expense as reported in 2002. The decrease is due to lower administrative and support staff expenses throughout the Company and labor reclassifications, as explained above, which caused SGA expense to fluctuate significantly from 2002 to 2003.

      Net interest expense amounted to $107,000 for the quarter ended July 31, 2003 compared with net interest expense of $117,000 for the same period in the prior year. This decrease is due to lower outstanding borrowings, restructuring of long term debt and conversion of debt to equity.

      The loss for the quarter ended July 31, 2003 amounted to $170,000, a decrease of 89% compared with a net loss of $1,555,000 for the same period in the prior year. The decrease in loss for the current quarter is attributable to significantly smaller inventory adjustments and reduction in SG&A expense as stated above.

                 Nine Month Period Ended July 31, 2003 Compared
                    To Nine Month Period Ended July 28, 2002

      Sales for the nine months ended July 31, 2003 were $2,669,000 a decrease of $1,195,000 or 31%, compared with sales of $3,864,000 in the same period in the prior fiscal year. The decrease in sales for the nine months ended July 31, 2003 is primarily attributable to the 3M hardware and intellectual property sale recognized in the first six months of 2002 that was in excess of one million dollars.

      Cost of sales for the nine months ended July 31, 2003 was $1,821,000 (68% of sales), an increase of $94,000 or 5%, compared with $1,727,000 (45% of sales) for the same period in the prior fiscal year. Gross profit percentage for 2003 was 32%, compared with gross profit percentage of 55% for the same period in 2002. The lower gross profit in 2003 is primarily attributable to the 3M hardware and intellectual property sale recognized in the first six months of 2002 that was in excess of one million dollars and with relatively no costs associated with the revenue.

      Selling, general and administrative ("SG&A") expenses for the nine months ended July 31, 2003 were $1,628,000 (61% of sales) a decrease of $1,052,000, or 39%, compared with $2,680,000 (69% of sales) for the same period in the prior fiscal year. The decrease is due to lower administrative and support staff expenses throughout the Company. Another significant factor resulting in the much higher SG&A expenses the same period during the prior fiscal year was the assimilation of PEC and expenses associated with issuing stock and warrants.

      Net interest expense amounted to $251,000 for the nine months ended July 31, 2003 compared with net interest expense of $616,000 for the same period in the prior year. This decrease is due to lower outstanding borrowings and restructuring of long term debt.

     The net loss for the nine months ended July 31, 2003 amounted to $864,000 a decrease in losses of $1,067,000 compared with a net loss of $1,931,000 for the same period in the prior year. The reduced loss for the current period is attributable to significantly smaller write-downs and lower costs of sales.

     Management has determined that, based on the Company's historical losses from recurring operations, the Company will not recognize its net deferred tax assets at July 31, 2003. Ultimate recognition of these tax assets is dependent, to some extent, on future revenue levels and margins. It is the intention of management to assess the appropriate level for the valuation allowance each quarter.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal capital requirements have been to fund working capital, capital expenditures and the payment of long-term debt. The Company has relied primarily on internally generated funds, private placement proceeds, subordinated debt and other bank debt to finance its operations. The Company's liquidity and cash resources are significantly impaired by ongoing losses. The opinion of the Company's auditors at the prior year-end contains an explanatory paragraph regarding the Company's ability to continue as a going concern.

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

         Effective January 31, 2001, DMTR LLC ("DMTR")(an entity whose managing member is Bruce Galloway, the Company's Chairman) provided the Company with a line of credit in the maximum amount $798,860 (the "Line of Credit"). Accordingly, the Company was initially obligated to DMTR in the aggregate amount of $3,600,000 (comprised of $1,496,140 on the senior bank loan assigned from Branch Banking and Trust Company (the "Senior Bank Loan"), $1,305,000 on certain bridge financing assigned to DMTR and $798,860 on the Line of Credit). These obligations are secured by all of the assets of the Company. In April 2001, DMTR agreed to forgive $700,000 of principal obligations in exchange for the issuance of 14,000,000 shares of common stock or 700,000 shares on a post reverse stock split. On January 31, 2003, the obligations in the principal amount of $2.9 million plus accrued interest matured. As additional consideration for the financing provided by DMTR, the Company issued a Warrant to DMTR to acquire up to 7,000,000 shares of the common stock on a fully diluted basis with an exercise price of $1.00 per share, to be exercised through January 31, 2007. The exercise price was subsequently lowered to $.075 per share.

         The Company was unable to repay its obligations due on January 31, 2003 and is in default on its obligations to DMTR. The Company and DMTR entered into a Standstill Agreement, which provides for DMTR not to exercise any of its default rights, so long as the parties negotiate in good faith to restructure this obligation. There can be no assurance that DMTR will not seek to enforce its remedies with respect to the obligations owed by the Company. The agreement further provides that DMTR, in its sole discretion and at any time after September 30, 2003, may terminate the Standstill Agreement if it determines that the Company is no longer negotiating in good faith. The Company is also in negotiations to receive additional financing from the members of DMTR and their respective affiliates. There is no assurance such restructuring or additional financing will be consummated or that it will be sufficient to ensure that the Company can satisfy its operating expenses. Since August 1, 2003, the Company has received proceeds of $233,403 from the exercising of warrants at the exercise price of $.075 per share.



         In December 2003 through February 2004 various investors purchased an aggregate of $862,653 of the Company's Preferred Series A Stock. This stock is convertible into shares of the Company's common stock at $.06 per share.

         DataMetrics has signed a letter of intent to sell the building located at 1717 Diplomacy Row, Orlando, FL. 32809 to DMTR, LLC, and will lease back the property for its continued operations. A portion of the proceeds of the sale will reduce the obligations owed by the Company to DMTR, LLC, by the amount of $1,200,000.

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


Item 3.  CONTROLS AND PROCEDURES

         (a) Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our principal executive and financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) or Rule 15d-15(e) under the U.S. Securities Exchange Act of 1934, as amended) within 90 days of the filing date of this quarterly report and, based on their evaluation, our principal executive and financial officer have concluded that these controls and procedures are not effective and do not meet the requirements thereof. This is a result of frequent turnovers experienced in Accounting and Finance Personnel and difficulties encountered with the implementation of the Company's new accounting software. We are, however, working diligently on having these requirements met.
Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

         The Company is, from time to time, the subject of litigation, claims and assessments arising out of matters occurring during the normal operation of the Company's business. In the opinion of management, the liability, if any, under such current litigation, claims and assessments, that are material, have been properly accrued.

      In April 1998, the owner of the Woodland Hills, CA, premises formerly occupied by the Company sued for the balance of all rent due through the end of the then existing lease agreement plus damages. In March 1999, the Company entered into a Mutual Release and Settlement Agreement wherein the Company paid a total of $850,000 in cash and issued 150,000 shares of Common Stock, concurrent with the release, to the owner. The Company has agreed to register the shares of Common Stock, and under certain circumstances, the Company will issue additional shares of Common Stock to the extent that the market price of the Common Stock falls below certain levels. The Common Stock has been valued at $2.50 per share. The minimum amount in guaranteed Common Stock of $375,000 exceeded the Market Value of the Common Stock issued by the Company under the terms of the Agreement, so approximately 2.7 million of additional shares are required to be issued, or 135,000 shares on a post reverse stock split basis. As of April 21, 2005, the shares have not been issued.

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

         The Company is in default on one of its 10% Notes that matured at the end of 2001. The parties have had various negotiations in the past to settle. There is no assurance that this can be settled.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Other Information.

         None.

Item 6.  Exhibits

     (a) Exhibits: None.