Form 10KSB
period 2003-10-31
DATAMETRICS CORP
filed 2005-09-30
CIK 27082

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

                                   (Mark One)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   For the Fiscal Year Ended October 31, 2003

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

None

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [] No [X]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part IV of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Transitional Small Business Disclosure Format (Check one): Yes_____; No__X__

State Issuer's revenues for its most recent fiscal year:
                                                       Gross Sales - $3,480,000
                                                 Sale of Equipment -
                                                     Total Revenue - $3,480,000

State the number of shares outstanding of the Registrant's Common Stock ("Common Stock"), as of the latest practicable date: 33,874,413 shares of Common Stock as of September 30, 2005.

The aggregate market value of the common equity of the company held by non-affiliates as of September 30, 2005 was $1,016,232.

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

      The Company, which commenced operations in 1962, is a manufacturer of ruggedized information technology equipment, including computers, printers, workstations, monitors and peripherals, which are designed to work in harsh environments. The U.S. Military, major defense prime contractors, international military forces and commercial markets principally use the Company's products.

      The Company has been in a multi-year transformation to refocus on its core competencies, servicing the military/defense sector. The tragic events of September 11, 2001 and subsequent military events, including the Global War on Terrorism, Operation Enduring Freedom and Operation Iraqi Freedom, have had a significant effect on the Company's business. The war effort caused an immediate reallocation of military/ defense resources to short term military needs such as troop support and deployment as well as munitions. Many programs that the Company relied on were delayed or canceled. Prior to September 11, 2001, this entire segment had been impacted in recent years by reduced government spending and defense appropriations. The militarized product area had been especially subject to defense budget cuts. The long design cycle for these programs creates an intangible cost in the form of rapid technological obsolescence. Some military programs that would have sought militarized equipment some years ago have modified the requirements to reflect a need for rugged or commercial products. This trend has tended to benefit sales of the Company's rugged product line. As the Army has pushed for further digitization of the battlefield, the Company has pressed forward its initiatives in the tactical and tactical support areas.

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

      The Company designs, develops, and manufactures computers and computer peripheral equipment for military, industrial and commercial applications where reliable operation of the equipment in challenging environments is imperative. The systems and equipment are qualified for use in airborne, shipboard, and ground based applications. The Company's product lines include a broad range of computers, computer workstations, servers, printers, plotters and monitors.

      The Company offers military specified and ruggedized versions of flat panel monitors and other peripheral equipment (including computers, printers, keyboards and trackballs) encased in shock, vibration and temperature resistant chassis. The chassis produced by the Company are used in conjunction with its product by the military to house this sensitive ruggedized equipment. The Navy P3 Orion, Air Force AWACS and Army Fire-Finder programs all require rugged rack enclosures to protect the equipment from shock, vibration and other damage which may be experienced in a harsh operating environment. DataMetrics continues to increase its presence in the military arena including United States Air Force avionics and ground-based systems as well as United States Army system diagnostics. DataMetrics' equipment is designed and qualified for use as part of commercial airlines cockpit systems.

BUSINESS STRATEGY

      Our goal is to continually improve our position as a leading supplier of ruggedized systems and equipment. Our strategies to achieve our objectives include:

      o Leverage Incumbent Relationships. We intend to leverage our relationships with government and industry decision-makers by continuing to deliver high levels of performance on our existing contracts. Our experience has shown that strong performance on existing contracts greatly enhances our ability to obtain additional business with our existing customer base. To accomplish this, we intend to continue to position ourselves as a "best value" provider for our customers. "Best value" is a DoD contracting theme which focuses supplier selection on a variety of criteria, including supplier's past performance, instead of solely on lowest price.

      o Develop and Expand Existing Technologies. Through a combination of customer-funded research and development and our own internal research and development efforts, we intend to continue to focus on the further development of our products. Customer-funded development contracts enable us to work with our customers to design and manufacture new systems and components, while decreasing our financial risk.

      o Pursue Strategic Acquisitions. Through selective acquisitions, we aim to broaden our existing product base, build on our existing customer relationships and enhance our ability to enter new markets.

The Company primarily uses a direct sales approach in the US with several independent representatives in key areas. Internationally, the Company uses manufacturers' representatives in key areas of Europe, Latin America and the Far East.

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

      Despite limited resources, the Company has also been able to invest modestly in research and development (R & D). The customers absorb most of the Company's R & D and Non-Recurring Expenses (NRE). However, over the past few years, the company has invested funds to develop new products and updates to existing products which include: The Tuff-Rider - a ruggedized computer, a low-cost ink-jet printer, a new color thermal printer to replace its 1901/1903 models and a new trunk-mounted rugged PC for the Public Safety market.

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

      The Company has replaced its outdated and very maintenance intensive Material Requirements Planning (MRP) System with a more economical and user-friendly Made-2-Manage system that is scaled appropriately for our business. The MRP system is the internal software system that manages the business from quoting a project all the way through invoicing the customer to include planning, logistics, manufacturing, accounting, and contact management. It was fully implemented in May 2003. While installation of this system entailed significant up-front cost in the range of $150,000, the Company anticipates it will realize significant savings of approximately $100,000 for each of the first three years after completion of integration.

COMPETITION

      The primary business of the company is the design and manufacture of application-specific products for military/defense applications and programs. As such, the company is often a sole-sourced provider of goods and services. The focus of the company is focused more on collaborating with its customers for products that meet applications rather that marketing specific products. As such, the company success is much more dependant on its collaborative efforts with its customers than bidding against competitors. Overall, when in competitive situations, because of the breadth of The Company's product line, the Company competes with different companies for various products. For its chassis' the Company competes with ELMA, AP Labs and Carlo Gavazzi. The Company competes with Barco for monitors and with Miltope for printers.

      The Company's competitive position in its industry segments have been based upon the experience of its technical personnel in their respective specialized fields of Rugged computer and peripheral product design; its broad range of products; its ability to design and manufacture its products to meet customers' specifications; its specialized manufacturing and testing facilities; its long association with many of its customers and its managerial and marketing expertise in dealing with commercial customers, prime Military/Defense contractors and the DoD. The Company believes that once a particular supplier's computer and/or peripheral products have been selected for incorporation in a military or commercial program, further competition by other vendors during the life cycle of that program is limited.

      The extent of competition for any single project generally varies according to the complexity of the product and the dollar value of the anticipated award. We believe that we compete on the basis of:

      o     Accumulated technical knowledge and expertise; and

      o     The performance, flexibility, and price of our products;

      o     Reputation for prompt and responsive contract performance;

      o     Breadth of our product lines.

      Our future success will depend in large part upon our ability to leverage business within our existing customer base, establish new customers, and identify new program opportunities early enough to be in on the "ground floor".

SOURCES OF SUPPLY

      The Company is generally not dependent upon any one supplier for any raw material or component we purchase. There are available alternative sources for such raw materials and components. The Company is currently dependent, however, on certain suppliers for components used in its ruggedized computer devices and peripherals. In the event any of these relationships are not maintained, the Company's business would be materially and adversely impacted because the Company would have to purchase similar components upon substantially less favorable terms and conditions.

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

      While management believes that the Company's trademarks, and other proprietary know-how have significant value, changing technology and COTS (Commercial off-the-shelf) initiatives within the DoD, makes the Company's future success dependent principally upon its employees' technical competence and creative skills for continuing innovation.

      The Company's business is subject to various statutes, regulations and provisions governing defense contracts including the Truth in Negotiations Act, which provides for the examination by the U.S. government of cost records to determine whether accurate pricing information was disclosed in connection with government contracts.

      Contracts with the U.S. government as well as with U.S. government prime contractors are typically at a fixed price with a delivery cycle of 3 to 12 months, with contracts under any particular program being subject to further funding and negotiation. The Company's defense contracts contain customary provisions permitting termination at any time at the convenience of the customer and providing for payment for work-in-progress should the contract be canceled.

      In Fiscal 2003, the Company's largest customers were the U.S. Government, Lockheed Martin Corp., Northrop Grumman Corp., and Raytheon Company. The loss of any one of these customers could have a material adverse impact on the Company's operations and financial condition. The Company believes that it has a good reputation with its customers for quality and delivery of its products and services.

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

BACKLOG

      The Company's backlog of funded orders not yet recognized as revenue at October 31, 2002 and October 31, 2003 was approximately $2,471,938 and $3,360,374 respectively. The entire backlog at October 31, 2003 was realized during the fiscal year ending October 31, 2004.

MARKETING

      DataMetrics has an in-house marketing group that is comprised of experienced technical professionals who are familiar with the government agencies and companies that comprise our target markets. DataMetrics also uses independent manufacturer sales representatives where it is deemed applicable and cost effective, both domestically and abroad.

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

EMPLOYEES

      The Company employed 37 persons on a full-time basis as of October 31, 2003, compared to 43 persons on a full-time basis as of October 31, 2002. A union does not represent any of the Company's employees nor is the Company subject to a collective bargaining agreement. The Company considers relations with its employees to be good.

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

ITEM 2. PROPERTIES.

      The Company's operations are conducted from a 43,000 square foot manufacturing facility in Orlando Florida, which the Company purchased in December 1997. The Company consolidated all of its operations to this location in 2001. The Company has a current mortgage with SouthTrust Bank with an outstanding balance of approximately $770,000 as of July 2005, which matures in 2008. It is the opinion of management that the property is adequately insured. The annual real estate taxes paid on the property amounts to approximately $29,000.

      In July 2005 a new financing source, SG DMTI, LLC, an affiliated entity of two members of DMTR, LLC, purchased the mortgage from SouthTrust Bank for approximately $770,000 and paid off all tax liens outstanding on the property, approximately $150,000 as part of a term sheet which was provided by SG DMTI, LLC to the Company and approved by the board of directors. When fully executed, this term sheet will provide the Company with fresh capital and a restructuring of the Company's balance sheet. More details are provided in the subsequent events section of this 10KSB.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      During Fiscal year ended October 31, 2002, the Company executed a 20 to 1 reverse stock split. This was part of an overall financial restructuring of the Company's balance sheet, which was approved by a majority of the Company's stockholders, by consent, in 2002. Information statement DEF 14C was filed with the SEC on June 12, 2002. This statement outlines more details relating to the reverse stock split.

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

The closing numbers for each quarter were obtained from the Bloomberg System. The prices presented are bid prices which represent prices between broker-dealer and do not include retail markups and markdowns or any commission to the dealer. The prices may not reflect actual transactions.

The high and low sales for the Common Stock are set forth in the following table.

Fiscal 2005 Quarter  Ended                                  High           Low

July 31              ..................................    $0.025         $0.021

April 30             ..................................    $0.045         $0.021

January 31           ..................................    $0.080         $0.030

Fiscal 2004 Quarter  Ended                                  High           Low

October 31           ..................................    $0.060         $0.035

July 31              ..................................    $0.055         $0.030

April 30             ..................................    $0.140         $0.045

January 31           ..................................    $0.090         $0.020

Fiscal 2003 Quarter  Ended                                  High           Low

October 31           ..................................    $0.150         $0.014

July 31              ..................................    $0.030         $0.013

April 30             ..................................    $0.170         $0.010

January 31           ..................................    $0.160         $0.040

Fiscal 2002 Quarter  Ended                                  High           Low

October 31           ..................................     $0.41         $0.070

July 31              ..................................     $1.31         $0.200

April 30             ..................................     $2.20          $0.70

January 31           ..................................     $1.80          $0.70

      There were approximately 720 stockholders of record as of August 18, 2005. No cash dividends have been paid to Common Stockholders since the Company was founded, and the Company does not intend to do so in the foreseeable future.

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

RESULTS OF OPERATIONS

      Fiscal Year 2003 Compared With Fiscal Year 2002.

      Sales for the year ended October 31, 2003 were $3,480,000, a decrease of $1,342,000 or 28% compared with sales of $4,822,000 in the prior fiscal year. The decrease in sales is attributable to the company's sale of technology to the 3M Corporation in the prior fiscal year for $1,981,000. This transaction had virtually no cost associated with the sale since all materials shipped were previously reserved for in 2001.

      Cost of sales for the year ended October 31, 2003 was $2,560,000 (74% of sales); an increase of $655,000 or 34% compared with $1,905,000 (40% of sales) for the prior fiscal year. The increase in Cost of sales is due to allocation of expenses from Selling, General and Administrative (SG&A) to Cost of Sales in order to properly classify costs for this fiscal year.

      Selling, General and Administrative (SG&A) expenses for the year ended October 31, 2003, were $1,887,000 (54% of sales) a decrease of $2,406,000 or
56%, compared with $4,293,000 (89% of sales) for the same period in the prior fiscal year. The decrease in SG&A costs was associated with a significant decrease in costs and write offs related to PEC in this fiscal year as compared with the write off of $1.13 million directly related to the acquisition in the prior fiscal year. Other reasons include significant decreases in insurance costs, depreciation, bad debts expense, and professional services.

      Net interest expense was $435,000 for the year ended October 31, 2003 compared with net interest expense of $445,000 for the prior year. This decrease is due to the debt restructure, which commenced in January 2001 and which continued into FYE 2003. In FY 2002, management of the Company undertook a plan to convert debt to equity. As of October 31, 2002, $7,244,000 of 10% and 12% Subordinated Notes and Senior Priority Notes were converted to 13,280,943 shares of common stock.

      The net loss for the year ended October 31, 2003 amounted to $2,005,000, an improvement of $2,504,000 or 56% compared with a loss of $4,509,000 for the prior fiscal year. The improvement for the current period is attributable to the Company's cost reduction measures and the fact that in 2002 Goodwill was written off in the amount of $1,131,000 and there were substantial losses on disposal of fixed assets and on refinancing. The reversal and reentry into the Defense market has been difficult as the typical sales cycle for a military program is 18-24 months. DataMetrics currently has a sales and marketing team comprising experienced technical professionals dedicated to the task of developing this market once again.

      Management has determined that, based on the Company's historical losses from recurring operations, the Company will most likely not recognize its net deferred tax assets at October 31, 2003. Ultimate recognition of these tax assets is dependent, to some extent, on the future revenue levels and margins of the Company. It is the intention of management to assess the appropriate level for the valuation allowance each quarter.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's principal capital requirements have been to fund working capital and the payment of long-term debt. The Company has relied primarily on internally generated funds, private placement proceeds, and subordinated debt to finance its operations.

      Net cash used in operations was $405,000 in 2003 and $68,000 was used in 2002. The change from 2002 to 2003 was due to ongoing losses and reentry into the military market.

      Net cash used in investing activities was $0 and $45,000 in 2003 and 2002, respectively. The decrease was related to little or no costs incurred in 2003 relating to the PEC Acquisition as compared to 2002 where there were significant costs incurred.

      Net cash provided by (used in) financing activities were $418,000 and ($36,000) in 2003 and 2002, respectively. The change from 2003 to 2002 was primarily related to the exercise of Warrants and issuance of common stock in FYE 2003.

      The Company continues to have substantial debt that was due in 2002 and 2003. Although the Company has generated much of the cash flow to sustain current operations, the debt obligations of previous periods have not been met. As a result, additional capital and a significant restructuring will be required to meet its prior period debt obligations.

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

      The Company was unable to repay its obligations due on January 31, 2003 and is in default on its obligations to DMTR. The Company and DMTR entered into a Standstill Agreement, which provides for DMTR not to exercise any of its default rights, so long as the debt interest is paid and the parties negotiate in good faith to restructure this obligation. There can be no assurance that DMTR will not seek to enforce its remedies with respect to the obligations owed by the Company. The agreement further provides that DMTR, in its sole discretion and at any time after January 31, 2005, may terminate the Standstill Agreement if it determines that the Company is no longer negotiating in good faith. The Company is also in negotiations to receive additional financing from the members of DMTR and their respective affiliates. There is no assurance such restructuring or additional financing will be consummated or that it will be sufficient to ensure that the Company can satisfy its operating expenses. Since December, 2002, the Company has received proceeds, either in the form of cash or in lieu of other obligations such as interest payments, the total of said proceeds amounts to $727,000 from the exercising of warrants at the exercise price of $.055 per share from various members of DMTR.

      In December 2003 through February 2004 various investors purchased an aggregate of $892,656 of the Company's Preferred Series A Stock. This stock is convertible into shares of the Company's common stock at $.06 per share.

      In July, 2005, the company was presented with a proposal from SG DMTI, LLC("SGD"), an affiliated entity of two members of DMTR, LLC., who are also principal shareholders of the Company. The proposal was approved by the Company's Board of Directors. If the transactions contemplated are consummated, SGD will provide the Company with debt and equity capital and the Company's balance sheet will be restructured.

      In July, 2005, an affiliate of SGD acquired the Company's outstanding mortgage with SouthTrust (now Wachovia) Bank. In July and August 2005, SGD loaned the Company an aggregate of $410,000, which the Company has used to repay taxes owed on its real estate and for working capital.

      [Pursuant to the proposal, SGD intends to acquire the Company's real property in Orlando for a price that is still being negotiated. SGD and the Company intend to enter into a five-year triple net lease with an annual rent obligation of approximately $150,000. The parties intend that certain indebtedness held by affiliates of the Company in the aggregate amount of $500,000 as well as approximately $2.9 million owed to DMTR will be converted to equity. Also, the $892,656 of currently outstanding Series A Preferred Stock plus accrued dividends will convert into Common Shares of the Company.

      In addition, the Company and SGD have proposed that SGD loan the Company an additional $500,000 and purchase $500,000 in Preferred Stock. SGD would also have the ability to obtain 50% of the outstanding equity of the Company either through the conversion of a portion of these instruments or for a nominal additional amount. The proposal by SGD is currently under negotiation and there is no assurance that it will be consummated or it may be consummated on different terms.]

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

NONE

ITEM 8A. CONTROLS AND PROCEDURES.

a) Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our principal executive and financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) or Rule 15d-15(e) under the U.S. Securities Exchange Act of 1934, as amended) within 90 days of the filing date of this quarterly report and, based on their evaluation, our principal executive and financial officer have concluded that these controls and procedures are not effective and do not meet the requirements thereof. This is a result of frequent turnovers experienced in Accounting and Finance Personnel and difficulties encountered with the implementation of the Company's new accounting software. We are, however, working diligently on having these requirements met. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting. There were no significant changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) or Rule 15d-15(d) that occurred during the period covered by this annual report, or to our knowledge in other factors, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B - OTHER INFORMATION

      NONE

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS

Management is vested in DataMetrics' Board of Directors and officers. At each Annual Meeting, shareholders are to elect Directors. Each newly elected Director holds office until the succeeding annual meeting and until the election and qualification of his or her successor. The officers of the Company hold office at the discretion of the Board of Directors. There was no annual meeting of shareholders in 2003.

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

Name                              Age         Title

Bruce R. Galloway                 47          Director
Daniel Bertram                    44          Chief Executive Officer, Director
Gary Herman                       40          Chairman, Director
Rafik Moursalien                  48          Controller
Thomas Leonardis                  59          Director
Edward Kroning                    44          Secretary
Martin Wade III                   55          Director

BUSINESS EXPERIENCE

      Bruce R. Galloway has been a director of the company since August 2000 and was Chairman of the Board from August 2000 to May 2005. Mr. Galloway is currently a managing director of Arcadia Securities Inc., a New York-based investment Firm. From 1993 to 2005 Mr. Galloway was a managing director at Burnham Securities inc., a New York based investment bank. Prior to joining Burnham, from 1991 to 1993, Mr. Galloway was a senior vice president at Oppenheimer & Company, a New York-based investment bank. Mr. Galloway holds a B.A. degree in Economics from Hobart College and an MBA in Finance from New York University's Stern Graduate School of Business. He is also the Chairman of International Microcomputer Software, Inc., and Command Security Corporation, as well as a director of Forward Industries Inc., GVI Security Solutions, Inc., and Waiter.com.

      Daniel Bertram is the Chief Executive Officer. Mr. Bertram became CEO and a Director of the Company in May 2001 after serving as Vice President for Marketing and Sales since March 2001. Mr. Bertram was a principal of Conesys, Inc. from 1998 through February 2001. From 1997 through 1998 he was a principal of Bertram Co., a consulting firm. He served as Vice President for Sales and Customer Support for Staefa Control System (now a Siemens Company) from 1991 to 1996. Prior to his work at Staefa, he served as Regional Distribution Manager for Telemecanique/Square D, a U.S. subsidiary of Groupe Schneider, France, a global leader in Industrial Automation Systems and Components, where he grew its representative network in 13 western states. He was also Northeast Regional Marketing Manager for Leroy-Somer, Inc. (now a division of Emerson Electric). Mr. Bertram holds a Master of Arts in Industrial/Organizational Psychology from Pepperdine University and a Bachelor of Arts from Marquette University.

      Gary Herman has been the Chairman of the Board since May 2005 and a director of the company since August 2000. From August 2000 to May 2005 he was also the company's Corporate Secretary. He is a Managing Member of Galloway Capital Management, LLC, as well as Managing Director of Arcadia Securities, LLC., a New York registered investment dealer. Prior to this, he was an Associate Managing Director of Burnham Securities Inc., a New York based investment bank. Prior to joining Burnham, Mr. Herman was a managing partner of The Kingshill Group, Inc., a merchant banking firm with offices in New York and Tokyo from 1993 to 1997. He is currently the chairman of the Board and Chief Executive Officer of Digital Creative Development Corporation as well as director of Shells Seafood Restaurants, Inc. He is a graduate of the State University of New York at Albany.

      Thomas Leonardis has been a director since November 2001. He is currently the President & CEO of Ember Industries, Inc., a contract manufacturing firm. He is a senior executive with experience with companies such as Staefa Control System and Time Energy. Management experiences span general management, sales and marketing, and operations. He has international business experience in Europe, Asia and Latin America. Mr. Leonardis graduated from Ohio Northern University and has completed Financial Management through Northwestern University as well as Executive Challenge through San Diego State University.

      Martin Wade III, Director. Mr. Wade has been a director of the company since January 2004. Since August 2001, Mr. Wade has been the CEO of International Microcomputer Software, Inc. Prior to joining IMSI, he served in several executive positions, including CEO, with Digital Creative Development Corporation 2000-2001. Mr. Wade served from 1998 to 2000 as an M&A banker at Prudential Securities and from 1996 to 1998 as a managing director in the M&A Department at Salomon Brothers. From 1991 to 1996, Mr. Wade was National Head of Investment Banking at Price Waterhouse, LLC. Mr. Wade also spent six years in the M&A department at Bankers Trust and eight years at Lehman Brothers Kuhn Loeb. Mr. Wade is credited with participating in over 200 M&A transactions involving clients such as Nike, Cornerstone National Gas Company, Landmark Graphics and Redken Laboratories, Inc. He is also a member of the Board of Directors for Alliance One International, Inc. (NYSE: AOI), NexMed, Inc. (OTC:
NEXM), Energy Transfer Group of Dallas, Texas and Command Security Corporation (OTC: CMMD).

      Edward Kroning, Corporate Secretary and Logistics Leader. A graduate of the University of Central Florida, Mr. Kroning came to DataMetrics(TM) with over 14 years of experience in purchasing, inventory and material and production planning. Prior to his arrival at DataMetrics(TM), he was Director of Material and Planning at Tri-Tech Electronics, Inc., an industry leader in custom and build to print military and commercial interconnect systems.

      Rafik (Rob) Moursalien, Controller. Mr. Moursalien brings to DataMetrics over 15 years of progressive experience in Accounting and Finance, Business Management, and Network Administration. Before joining DataMetrics, he was Controller at IBS Group, a Software Development Company serving State SBDC's, Federal Government Agencies, and Chambers of Commerce. Mr. Moursalien holds a Certified Public Accountant's License from the State of Delaware, the Certified Administrative Manager's Designation from the Canadian Institute of Certified Administrative Managers, and Novell's Certified Network Engineer Designation. He also holds a Degree in Accounting from George Brown College, and a B.S. in Business Management from LaSalle University.

      The audit committee of the Company is comprised of Thomas Leonardis. [The second member of the audit committee resigned as a director in the Spring of 2003 and has not yet been replaced]. The audit committee has met three times during FYE 2003. We currently do not have a financial expert as that term is defined under Reg. S-B, ITEM 401 (e). The Company is diligently searching for another Independent Director with the requisite financial expertise to become part of the Audit Committee.

All Directors attended all of the Board of Director meetings in 2003.

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

CODE OF ETHICS

      The Code of Ethics is attached as Exhibit 21.2.

ITEM 10. EXECUTIVE COMPENSATION

      The following table shows, for the fiscal year ended October 31, 2003, the compensation earned by the current Chief Executive Officer of the Company.

                          SUMMARY COMPENSATION SCHEDULE
                               ANNUAL COMPENSATION

                                                   Long Term Compensation
                                                   ----------------------
                                                   Awards                                             Payouts
                                                   --------                                           --------
                                                                                      Securities
                                                                                      Underlying
Name and                                           Other               Restricted     Options and     LTIP **    All
Principal           Fiscal      Base               Annual              Stock Awards   Warrants        Payouts    Other
Position            Year        Salary      Bonus  Compensation        ($)            (#)             ($)        Compensation
---------           -----       ------      -----  ------------        ------------   -----------     -------    ------------
Daniel Bertram         2003        $144,000      -       $ 14,400 (3)  $7,244  (8)              -           -           - (4)
(1)(2)                                                                 $30,926 (9)
(1)(2)

Daniel Bertram         2002        $144,000      -       $ 14,400 (3)  $41,000 (7)      150,000 (6)         -           - (4)
(1)(2)
(1)(2)

Daniel Bertram         2001        $144,000      -        $ 7,200 (3)               - 3,000,000 (5)         -           - (4)
(1)(2)
(1)(2)

**LTIP means any plan providing compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year.

(1) Hired March 2001.
(2) Promoted to CEO, June 2001.
(3) Rent & Car allowances.
(4) Bonus.
(5) Granted option in July 2001 for 3,000,000 shares.
(6) Same options as 2001, but stated after a reverse 20 to 1 stock split
(7) Stock Bonus of 2,041,365 shares at $.02 per share
(8) Stock Bonus of 241,455 shares at $.03 per share in May of 2003
(9) Stock Bonus of 2,061,765 shares at $.015 per share issued May 31, 2003

              AGGREGATED OPTION/SAR* EXERCISES IN LAST FISCAL YEAR
                          AND FY END OPTION/SAR VALUES

                    Shares                                                 Number of Exercisable         Value of Unexercised
                    Acquired on                    Value                   Securities Underlying         In-the-money Options
Name                Exercise                       Realized                Unexercised Options at       At FY-End Exercisable
                                                                                   FY-End
------------        --------------------           ----------------     --------------------------   ----------
Daniel Bertram      None                           Not Applicable      150,000                       0

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

EMPLOYMENT AGREEMENTS

      Pursuant to an agreement with the Company dated June 2001 and extended in 2002, the Company agreed to employ Daniel Bertram as the President/Chief Executive Officer through February 2004. His annual salary is $144,000. He also receives a monthly automobile allowance, and participation in the Company's benefit package. He will receive stock options and bonuses as determined by the Board of Directors. To date, he has received options to purchase 150,000 shares of Common Stock with an exercise price of $1.00. Options may be exercised through June 2006.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTER

      The following table sets forth, as of July 18, 2005 the number and percentage of shares of the Company's Common Stock owned beneficially, by class and on a combined basis, by (i) each current director, (ii) each executive officer, (iii) all executive officers and directors as a group, and (iv) each person who is known by us to own beneficially more than 5% of our Common Stock. Except as otherwise indicated, the beneficial owners listed in the table have sole voting and investment powers with respect to the shares. The table below refers only to common stock.

                                                          Number of Shares            Percent of Shares
Name of Beneficial Owner                                 Beneficially Owned           Beneficially Owned
--------------------------------------------        ----------------------------------------------------------
Bruce R. Galloway                           (1)              2,861,913                       8.4%
                                            (2)
Daniel Bertram                              (1)              2,453,220                       7.2%
                                            (3)
Gary Herman                                 (1)              1,320,000                       3.9%
                                            (4)
Martin Wade                                 (1)                  0
Thomas Leonardis                            (1)                  0

All Executive Officers &                            -----------------------------
Directors as a Group                                         6,635,133
                                                    =============================

Other Beneficial Owners
--------------------------------------------

Estate of John Rosenthal                                     2,046,296                       6.0%
Goren Bros. LP                                               3,492,576                      10.3%
Philip P. Sassower                                           3,455,517                      10.2%
Willowcreek Capital Partners                                 3,487,407                      10.3%

                                                    -----------------------------
Total Other Beneficial Owners                                12,481,796
                                                    =============================

Notes:

(1) The address of each of these persons is c/o DataMetrics Corporation, 1717 Diplomacy Row, Orlando, Florida 32809.

(2) Includes 221,120 shares of common stock over an account which Mr. Galloway has indirect beneficial ownership.

(3) Includes 150,000 shares of Common Stock underlying certain options exercisable at a price of $1.00 per share.

(4) Includes 120,000 shares of common stock issued to Digital Creative Development Corporation, of which Mr. Herman is Chairman and Chief Executive Officer.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS:

                                                           Number of Securities
                    Number of        Weighted-Average      remaining available
Compensation        Securities to    exercise price of     for future issuance
Plan                be issued upon   outstanding Options,  under equity compen-
Category            Exercise of:     Warrants and rights   sation plans.
--------            ------------     -------------------   -------------

Approved by
Shareholders        None             None                  None

Not approved
By Shareholders     None             None                  None

      The Company does not know of any arrangements that may result in a change in control of the Company, except for the security interest of DMTR LLC in substantially all of the assets of the Company. See Note 13, Subsequent Events for more details.

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

      The Company reached an agreement with 96% of the holders of the 10% Subordinated Notes dated December 24, 1998 in the aggregate principal amount of $3,524,000 as of December 31, 2000 (the "10% Notes") to exchange each $1.00 face amount of the outstanding 10% Notes and accrued interest for shares of common stock. The Company issued approximately 5,019,434 shares of common stock in 2002 in connection with this exchange.

      The Company reached an agreement with the holders of its 12% Senior Subordinated Convertible Secured Notes dated August 2, 1999 in the aggregate principal amount of $2,835,607 as of December 31, 2000 (the "12% Notes") to exchange 1.1 shares of the Company's common stock for each $1.00 in principal of the outstanding 12% Notes. The Company issued approximately 3,200,000 shares of common stock in 2002 in connection with this exchange When the exchange was consummated, the holders of the 10% Notes and the 12% Notes waived all amounts owing in respect of the notes, including principal, interest, premium and penalty.

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

      On February 28, 2002, the Company awarded options to purchase shares of common stock to Messrs. Bertram, Galloway and Herman. While the Company's Board of Directors initially authorized the issuance of stock, the individuals elected to accept options. Messrs. Bertram and Galloway each received options for 2,041,365 shares of common stock as management incentive options. Mr. Herman received options for 765,512 shares in consideration for his work in the restructuring of the Company's capital structure in 2001 and 2002. The exercise price was $0.24 per share. Effective June, 2003, the Company canceled the options and issued Messrs. Galloway, Bertram and Herman the shares otherwise issuable under the options in consideration for their services to the Company. Mr. Galloway transferred a portion of his shares to Mr. Herman. As such, Messrs. Bertram, Galloway and Herman have 2,041,765, 1,634,927 and 1,200,000 shares respectively.

ITEM 13 EXHIBITS, LISTS AND REPORTS ON FORM 8-K

(a) EXHIBIT LIST and DESCRIPTION OF EXHIBITS
-------------------------------------------------------------------------------

Exhibit No.    Description
-----------    ------------

3.1 Restated Certificate of Incorporation, as currently in effect (incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-K dated April 15, 1987).

3.2 Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights of Series B Preferred Stock and Qualifications, Limitations and Restrictions Thereof dated August 10,1993 incorporated by reference to Exhibit 4.1 to Registrant's Form 8-K dated August 10, 1993).

3.3 Bylaws as currently in effect(incorporated by reference to Exhibit 3.2 to Registrant's Form 10-K for the year ended October 28, 1990).

3.4 First Amendment to the Restated Bylaws, dated August 6,1996(incorporated by reference to Exhibit 3.0 to the Registrant's Form 8-K dated August 6,1996).

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

10.7 Loan Agreement with Branch Bank, dated as of August 20, 1999 incorporated Exhibit 10.1 to the Registrant's 8-K dated September 13, 1999).

10.8 Promissory Note payable to Branch Bank, dated as of August 20, 1999(incorporated by reference to Exhibit 10.2 to the Registrant's 8-K dated September 13, 1999).

10.9 Security Agreement and Addendum with Branch Bank, dated as of August 20,1999 (incorporated by reference to Exhibit 10.3 to the Registrant's 8-K dated September 13, 1999).

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

10.13 Irrevocable Proxy dated July 31, 2000 (incorporated by reference to Exhibit to 10.7 to the Registrant's Form 8-K filed on August 22, 2000).

10.14 Form of Secured Promissory Note for the Second Loan of $210,000.00(incorporated by reference to Exhibit to 10.8 to the Registrant's Form 8-K filed on August 22, 2000).

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

10.19 Loan Agreement dated January 31, 2001 between the Company and DMTR, LLC(incorporated by reference to the Registrant's Form 10-K filed on February 13, 2001).

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

10.27 Pledge Agreement dated January 31, 2001 between the Company and DMTR, LLC(incorporated by reference to the Registrant's Form 10-K filed on February 13, 2001).

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

16.2 Letter of Deloitte & Touche LLP dated March 3,1998 regarding its comments to the statements made by Registrant in Item 4 of Registrant's Form 8-K filed with the Securities and Exchange Commission on February 25, 1998(incorporated by reference to Exhibit 16.1 to the Registrant's Form 8-K/A filed on March 5,
                  1998).

16.3 Letter of Deloitte & Touche LLP dated May 8, 1998 regarding its comments to the statements made by Registrant in Item 4 of Registrant's Form 8-K filed with the Securities and Exchange Commission on April 30, 1998(incorporated by reference to Exhibit 16.1 to the Registrant's Form 8-K/A filed on May 21,
                  1998).

21.1              List of Subsidiaries.

21.2              DataMetrics Corporation Code of Ethics.

99.1 The DataMetrics Employee Savings Plan And The Trust Agreement Pursuant To The DataMetrics Employee Savings Plan (incorporated by reference to Exhibit 28 to Registrant's Statement on Form S-8 filed on November 12,1985 SEC File No. 33-01469.

99.2 Amended and Restated 1993 Stock Option Plan of DataMetrics Corporation(incorporated by reference to Exhibit 28.2 to Registrant's Form 10-K for the year ended October 31, 1993).

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

99.9 Press Release (incorporated by reference to Exhibit 99.1 to Registrant's Form 8-K filed on August 18, 2000).

99.10 Press Release (incorporated by reference to Exhibit 99.2 to Registrant's From 8-K filed on August 18, 2000).

99.11 Certification of Daniel Bertram, Chief Executive Officer, under the Sarbanes-Oxley Act of 2002 dated July 18, 2005.

99.12 Certification of Rafik Moursalien, Controller, under the Sarbanes-Oxley Act of 2002 dated July 18, 2005.

(b) Reports on Form 8-K - None

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

      The following table represents the aggregate fees billed for professional audit services rendered to the Company by Davis Monk & Co. for the audit of the Company's annual financial statements for the 2 years ended October 31, 2003 and 2002, and all fees billed for other services by Davis Monk & Co. during those periods:

--------------------------------------------------------------------------------
Year Ended October 31,                                  2003           2002

Audit fees (1)                                          $90,736        $81,080

Audit Related Fees (2)                                  None           None

Tax fees (3)                                            $1,375         7,830

All other fees (3)                                      None           None

Total Accounting Fees and Services                      $92,111        $88,910

(1) AUDIT FEES. These are fees for professional services for the audit of the Company's annual financial statements, and for the review of the financial statements included in the Company's filings on Form 10Q and for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2) TAX FEES. These are fees for professional services with respect to tax compliance, tax advice, and tax planning.

(3) ALL OTHER FEES. These are fees for permissible work that does not fall within any of the other fee categories, i.e., Audit Fees or Tax Fees.

PRE-APPROVAL POLICY FOR AUDIT SERVICES

      The Company's Audit Committee has responsibility for the approval of all audit and non-audit services before the Company engages an accountant. All of the services rendered to the Company by Davis Monk & Co. for the fiscal years ended October 31, 2003 and 2002 were pre-approved by the Audit Committee before the engagement of the auditors for such services. The Company and the Audit Committee are working with the Company's legal counsel to establish formal pre-approval policies and procedures for all future engagements of the Company's accountants. The Company's pre-approval policy will expressly provide for the annual pre-approval of all audit, audit-related and all non-audit services proposed to be rendered by the independent auditor for the fiscal year, as specifically described in the auditor's engagement letter, such annual pre-approval to be performed by the Audit Committee.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                   Form 10-KSB
                                                                       Page

Report of Independent Registered Public Accounting Firm...............  31

Consolidated Balance Sheet............................................  32

Consolidated Statements of Stockholders Equity (Deficit)..............  33

Consolidated Statements of Operations.................................  34

Consolidated Statements of Cash Flows.................................  35-36

Notes to the Consolidated Financial Statements........................  37-47

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee, Board of Directors and Stockholders
DataMetrics Corporation and Subsidiary
Orlando, Florida

We have audited the accompanying consolidated balance sheet of DataMetrics Corporation and Subsidiary as of October 31, 2003, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years ended October 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of The Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DataMetrics Corporation and Subsidiary as of October 31, 2003, and the results of its operations and its cash flows for the years ended October 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

/s/ Davis, Monk & Company
----------------------------
DAVIS, MONK & COMPANY

Gainesville, Florida
September 26, 2005

                     DataMetrics Corporation and Subsidiary
                           Consolidated Balance Sheet
                                October 31, 2003
                                 (in thousands)

ASSETS
Current Assets                                                           2003
                                                                       --------
  Cash                                                                 $    110
  Accounts receivable, net of allowance for                                 172
                doubtful accounts of $25
  Inventory, net of allowance for obsolete or                               787
                slow moving inventory of $6,063
  Other Current Assets                                                       10
                                                                       --------
                               Total current assets                       1,079

Property and Equipment
  Building and improvements                                               1,112
  Furniture, Fixtures and computer equipment                              1,195
  Machinery and equipment                                                   547
  Land                                                                      420
                                                                       --------
                Total Property and Equipment                              3,274
                Less Accumulated Depreciation                            (1,903)
                                                                       --------
                               Net Property and Equipment                 1,371
                                                                       --------

                               Total Assets                            $  2,450
                                                                       ========

LIABILITIES AND STOCKHOLDERS DEFICIT
Current Liabilities
  Accounts Payable                                                     $    806
  Accrued Expenses                                                          673
  Deferred Revenue                                                          372
  Warranty Reserve                                                           61
  Current portion of Long-Term Debt                                       3,076
                                                                       --------
                               Total Current Liabilities                  4,988

Long-Term Liabilities
  Long-Term Debt                                                            792
  Refinance Costs                                                          (360)
                                                                       --------
                               Total Long-Term Liabilities                  432
                                                                       --------
                               Total Liabilities                          5,420

Stockholders deficit:
  Common Stock                                                              330
  Treasury Stock                                                           (120)
  Additional Paid In Capital                                             57,368
  Accumulated Deficit                                                   (60,548)
                                                                       --------
                Total Stockholders Deficit                               (2,970)
                                                                       --------

                Total Liabilities and Stockholders Deficit             $  2,450
                                                                       ========

         The accompanying "Notes to Consolidated Financial Statements" form an integral part of these statements.

                     DataMetrics Corporation and Subsidiary
            Consolidated Statements of Stockholders Equity (Deficit) For the years ended October 31, 2003 and October 31, 2002
                        (in thousands, except share data)

                                                     CommonStock        Treasury  Stock       Additional                Total
                                                     -----------        ---------------
                                                 Number                    Number              Paid-In   Accumulated Stockholders
                                                of Shares     Amount    of Shares  Amount      Capital     Deficit     Deficit
                                               ------------------------------------------------------------------------------------

Balances at October 28, 2001                     34,512,227       $ 345                  $  -    $ 46,079  $(54,034)      $(7,610)

Conversion of Warrants (Pre-Split)                5,325,000          53                                 -          -            53

Reverse Stock Split (1 for 20 in April 2002)   (37,845,366)       (378)                               378                        -

Issuance of Common Stock Relating to Debt
 Extinguishment                                  13,281,014         133                             8,305                    8,438

Warrants Issued to Acquire Subsidiary                     -           -                             1,204          -         1,204

Options issued to Directors                               -           -                               265          -           265

Conversion of Warrants (Post-Split)                 120,000           1                                 2                        3

Net Loss                                                                                                     (4,509)       (4,509)
                                               ------------------------------------------------------------------------------------

Balances at October 31, 2002                     15,392,875       $ 154          0   $     -     $ 56,233  $(58,543)     $ (2,156)

Conversion of Warrants                           11,782,455         118                             1,095          -         1,213

Issuance of Common Stock for Services             5,881,260          58                                40                       98

Treasury Stock obtained in exchange for

Advances owed the Company by Employees                                -    943,847      (120)                      -         (120)

Net Loss                                                                                                     (2,005)       (2,005)
                                               ------------------------------------------------------------------------------------
Balances at October 31, 2003                     33,056,590       $ 330    943,847     $(120) $  57,368    $(60,548)     $ (2,970)

                     DataMetrics Corporation and Subsidiary
                      Consolidated Statements of Operations
            For the years ended October 31, 2003 and October 31, 2002
                 (in thousands, except per share and share data)

                                                            2003         2002
                                                          --------     --------

Sales                                                     $  3,480     $  2,841

Cost of Sales
         Purchases, manufacturing and overhead               2,560        1,905

                                                          --------     --------
Gross Profit                                                   920          936

Selling, general and administrative expenses                 1,887        4,293
                                                          --------     --------
Operating Loss from Operations                                (967)      (3,357)

Other income (expense)
         3M Sale                                                --        1,981
         Interest expense                                     (435)        (445)
         Directors Fees                                       (134)        (265)
         Loss on Disposal of fixed assets                       --         (227)
         Loss on re-financing                                   --         (249)
         Bad Debt Allowance Recovery                           125           --
         Negotiated Settlements of Payable                     218           --
         Other Income                                          327           --
         Write off of Goodwill                                  --       (1,131)
         Write off of Obsolete Inventory                    (1,139)        (708)
                                                                       --------
                                                                       --------
Total other income (expense)                                (1,038)      (1,044)
                                                          --------     --------
Loss from continued operations
         before Provision for Income Taxes                  (2,005)      (4,401)
         Provision for Income Taxes                             --          108
                                                          --------     --------
         Net Loss                                         $ (2,005)    $ (4,509)
                                                          ========     ========

Loss per share of common stock, basic and diluted
         Continuing Operations                            $ (0.089)    $  (0.72)
         Net Loss                                         $ (0.089)    $  (0.72)
                                                          ========     ========
Weighted average number of common shares outstanding,
         basic and diluted                                  22,514        6,217
                                                          ========     ========

         The accompanying "Notes to Consolidated Financial Statements" form an integral part of these statements.

                             DataMetrics Corporation
                      Consolidated Statements of Cash Flows
            For the years ended October 31, 2003 and October 31, 2002
                                 (in thousands)

                                                                                      2003        2002
                                                                                    --------------------
Cash Flows from Operating Activities:
      Net Loss                                                                      $(2,005)     $(4,509)
      Adjustments to Reconcile Net Loss to Net Cash Used
             in Operating Activities:
             Depreciation                                                                60          269
             Write Down of Inventory                                                  1,139          708
             Goodwill Impairment                                                         --        1,131
             Amortization of Refinancing Costs                                          155           --
             Expenses Paid from Warrant Proceeds                                        336
             Loss on Disposal of Fixed Assets                                            --          227
             Director's Fees Paid with Stock Options                                     --          265
             Loss on Extinguishment of Debt                                              --          249
             Deferred Tax Provision of Subsidiary                                        --          108
             Allowance for Bad Debts                                                   (125)         100
             Expenses of Warrant Conversion                                              --           58
             Warranty Expense                                                            61

      Changes in assets and liabilities:
             Accounts Receivable                                                        262        1,402
             Inventories                                                               (127)          78
             Prepaid Expenses and Other Current Assets                                  (11)          98
             Accounts Payable                                                          (234)        (948)
             Accrued Expenses                                                          (227)         635
             Deferred Revenue                                                           372
                                                                                    --------------------
Net cash used in operating activities                                                  (405)         (68)

Cash Flows from Investing Activities:
      Capital Expenditures                                                               --           --
      Net Payments for Employee Receivable                                               --         (120)
      Cash Acquired in Acquisition                                                       --           75
                                                                                    --------------------
Net cash used in investing activities                                                    --          (45)

Cash Flows from Financing Activities:
      Proceeds from Warrant Exercise                                                    460
      Payments on long-term debt                                                        (42)         (36)
      Proceeds from long-term debt                                                       --           --
                                                                                    --------------------
Net cash provided by (used in) financing activities                                     418          (36)

Net (decrease) increase in cash                                                          13         (149)
Cash at the beginning of the period                                                      97          246
                                                                                    --------------------
Cash at the end of the period                                                       $   110      $    97
                                                                                    ====================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
      Cash paid for Interest during the year, net:                                  $    90      $   285

      Income Taxes                                                                       --           --

      Issuance of common stock and options for forgiveness
      of Long-Term Debt and Accrued Interest                                             --      $ 8,189

      Treasury stock obtained when associates surrendered stock certificates in exchange for forgiveness of advances owed to the
      Company                                                                       $   120           --

      Cost of Refinancing paid by exercise of Warrants                              $   515           --

      Expenses paid by exercise of Warrants                                         $   336           --

      Issuance of Warrants to acquire Peripheral Equipment Corporation                   --      $ 1,128

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

Accounts Receivable and Allowance for Doubtful Accounts

As is customary in the industry, the Company grants non-collateralized credit to its clients, which include primarily the U.S. government and large multinational corporations operating in a broad range of industries. Accounts receivable are recorded at contract value. In order to mitigate its credit risk, the Company continually evaluates the credit worthiness of its major commercial clients, and maintains an allowance for potential losses within management expectations based on past experience. An account is written off only after deemed worthless by a specific review of management. Since collection problem with receivables are rare, the Company does not have a policy of charging interest on overdue receivables.

Inventories

Inventories are stated at the lower of cost (first in, first-out) or market.

Property and Equipment

      Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the following estimated useful lives:

              Building and improvements                            39 years
              Furniture, fixtures and computer equipment           3 to 8 years
              Machinery and equipment                              3 to 8 years

Basic and Diluted Net Loss per Common Share

Basic and diluted net loss per share are computed using the weighted-average number of shares of common stock outstanding during the period. Potentially dilutive securities have been excluded from the computation of diluted earnings per share, as their effect is antidilutive. If the Company had reported net income, diluted earnings per share would have included the shares used in the computation of net loss per share plus common equivalent shares related to 7,175,866 and 12,347,371 outstanding options and warrants for the fiscal years 2003 and 2002 respectively.

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

                                                (000s)
                                               -------
                  Cash                         $    75
                  Accounts Receivable              396
                  Inventory                        416
                  Prepaid Expense                   46
                  Equipment                        110
                  Deferred Tax Asset               108
                  Accounts Payable              (1,078)
                  Goodwill                       1,131
                                               -------
                                               $ 1,204
                                               =======

The accompanying consolidated financial statements include operations of the subsidiary for the period November 19, 2001 to October 31, 2002 and for the Year Ending October 31, 2003.

NOTE 3 - INVENTORIES

                                                        FY 2003          FY 2002
Inventories consist of the following:
(in thousands)
------------------------                                ------           ------
Inventory Parts and sub-assemblies                         533            1,643
Work in Process                                            254               81
Finished Goods                                              --               75
Obsolete Inventory                                       6,063            4,062
                                                        ------           ------
Total Inventory                                          6,850            5,861
Reserve for Obsolete Inventory                          (6,063)          (4,062)
                                                        ------           ------
Net Inventory                                              787            1,798

Inventory parts and sub-assemblies consist primarily of materials used by the Company for existing and anticipated contracts and materials and finished assemblies, which are held to satisfy spare parts requirements of the Company's customers. Those parts with no activity within one year are classified as a non-current asset and fully reserved.

NOTE 4 - LONG-TERM DEBT

Long-term debt at October 31, 2003 and October 31, 2002 consists of the following:

                                                                                              000s
                                                                                      ---------------------
                                                                                        2003          2002
                                                                                      -------       -------
      In December 1997, the Company purchased a 43,000 square foot facility in
      Orlando, Florida for $899,000. In connection with the acquisition of this property, the Company obtained a mortgage loan in the amount of $975,000 from SouthTrust Bank. The loan matures on March 9, 2008. Interest is based on 8.02% per annum through March 9, 2003 and was then adjusted to equal
      2.25% in excess of the weekly average yield on United States Treasury
      Notes adjusted to a constant maturity of five years as made available by
      the Federal Reserve Board                                                       $   827       $   869

      In December 1998, the Company closed a private placement of approximately
      $3.45 million of 10% Subordinated Notes originally due in December 2000
      (the "10% Notes"). The 10% Notes, which are unsecured and callable under certain conditions, provided for the Company to issue 5-year warrants exercisable into the Company's common stock at a price of $1.50 per share
      In 2002, the Company entered into an agreement with 96% of the note holders. The terms of the agreement provided the note holders with approximately 4,819,000 shares of Company stock in exchange for
      forgiveness of balances due on their note holdings                                  141           141

      In January 2001, the Company executed loan documents with DMTR, LLC, a related party whose partners are major stockholders and members of the
      Board of Directors of the Company. The loan, secured by all assets of the
      Company, accrues interest (payable monthly) at the base rate of Citibank
      N.A. plus 100 basis points. The principal and remaining interest are due in January 2003. As additional consideration for the financing provided by
      DMTR, the Company issued a warrant to DMTR to acquire up to 14,000,000 shares of the common stock of the Company on a fully diluted basis with an exercise price of $.125 per share, exercisable through January 31, 2007
      and DMTR has exercised this warrant                                               2,900         2,900

      Total Long-Term Debt                                                              3,868         3,910

      Less: Current Maturities                                                         (3,076)       (3,070)
                                                                                      ---------------------
      Net Long-Term Debt                                                              $   792       $   840

The holders of the 10% subordinated notes and the DMTR, LLC loan have reached agreements with the Company to extend the due dates of the loans pending completion of the transaction described in note 13. The agreement calls for repayment of the debts once the transaction is finalized.

Future payments required on long-term debt are as follows:

                                                            000's
                                                        ------------
               2004                                            3,139
               2005                                               98
               2006                                               98
               2007                                               98
               2008                                              717
                                                        ------------
               Total                                           4,150
               Less Interest                                    (282)
                                                        ------------
               Principal Balance                               3,868
                                                        ============

NOTE 5 - REFINANCING COST

During 2003, the Company reached agreement with holders of its long term debt to extend the due dates of the debt. As part of the negotiations to extend the dates, the Company issued 7,000,000 shares of Company stock options to the debt holders. The options, with an original exercise price of $0.07 per share were valued, using the Black Scholes method, at $515,474. The value of these options were capitalized as a component of long term debt and are being amortized over the new expected lives of the related debt of 2 1/2 years. The balance of the cost and related amortization to date of these costs as of October 31, 2003 are as follows:

             Original Cost                                      $515,474
             Accumulate Amortization                            (155,474)
                                                                --------
             Unamortized Balance                                $360,000
                                                                ========

NOTE 6 - COMMON STOCK

On April 26, 2002, the Company amended its Certificate of Incorporation to increase the number of authorized shares of the Company's common stock, $.01 par value, from 40,000,000 to 800,000,000 shares. The Company also initiated a twenty-for-one reverse stock split for outstanding shares of its common stock. Relevant information for the Company's common stock as of October 31, 2003 and October 31, 2002 is as follows (without adjustment for the reverse split for 2001):

                                                   000s
                                         -----------------------------
                                            2003              2002
                                            ----              ----
             Authorized                    800,000            800,000
             Issued                         33,057             15,393
             Outstanding                    32,113             15,393

NOTE 7 - TREASURY STOCK

Treasury Stock consists of 943,847 shares reacquired and stated at cost as of October 31, 2003.

NOTE 8 - GOODWILL

The changes in the carrying value of the goodwill, pertaining to the subsidiary acquisition, for the years ended October 31, 2003 and October 31, 2002 are as follows:

                                                              000s
                                                   ------------------------
                                                      2003           2002
                                                   ---------      ---------
            Balance, Beginning of the Year               $--            $--
            Goodwill Acquired During the Year             --          1,204
            Impairment Losses                             --         (1,204)
                                                   ---------      ---------
            Balance, End of Year                         $--            $--
                                                   =========      =========

Goodwill is tested annually at year-end. Due to subsequent evaluation of the potential future revenue likely to materialize from the subsidiary's customer lists and contacts, and the loss of key personnel of the subsidiary, management has determined that future cash flows from the subsidiary will be zero. An impairment loss has been recognized to reflect these estimates.

NOTE 9 - STOCK BASED COMPENSATION

      The Company periodically provides for the granting of options to employees, directors, and others as compensation for services rendered. The options, including their exercise prices and terms, are initiated solely at the discretion of the Board of Directors. These options generally are 100% vested upon issuance.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumption for fiscal years 2003 and 2002 respectively:

      Risk free interest rates of 3.7 and 4.34 percent; dividend yield of 0% for both years; expected lives of 4 to 5 years for both years; and volatility of 134% and 121%.

A summary of the status of the Company's stock options as of October 31, 2003 and October 31, 2002, and changes during those years are presented below: The 2002 information has been revised to reflect options issued to nonemployees that were not previously reflected. This addition does not affect net loss or the assets, liabilities, or accumulated deficit of the Company for 2002.

                                                                       2003                         2002
                                                                  -------------------------- -----------------------------
                                                                                Weighted                     Weighted
                                                                                Average                       Average
                                                                  Shares     Exercise Price     Shares    Exercise Price
                                                                             --------------               --------------
                                                                    (000s)                      (000s)
     Outstanding at Beginning of Year                                 12,348       $1.13              887       $11.17
     Granted                                                           7,000       0.055           11,461        0.348
     Exercised                                                        11,783       0.055               --           --
     Expired / Canceled                                                5,453       0.258               --           --
                                                                  -----------   ---------       ----------  -----------
     Outstanding and Fully Exercisable at
          the End of the Year                                          2,112       $5.27           12,348        $1.13
                                                                  ===========   =========       ==========  ===========
     Weighted  Average Fair Value of Options  Granted  During the
          Year                                                           $0.0628                        $0.146
                                                                         =======                        ======

There were no options issued to employees in fiscal year 2003, and therefore no compensation expense under APB No. 25 was recorded.

Significant option groups outstanding at October 31, 2003 and related weighted average life information is as follows:

                                                              Weighted Average
                                  Number Outstanding and         Remaining
            Exercise                Fully Exercisable           Contractual
                                                                -----------
              Price                       (000s)                Life (YEARS)
              -----                       ------                ------------
                   $35.36                       5                        .53
                    27.30                     190                       0.29
                    20.22                     154                       0.77
                  1.2                       1,663                       7.55
                     0.12                      25                       1.00
                    0.055                      75                       4.00
                                         ---------
      Total                                 2,112
                                         =========

The Company accounts for its options issued to employees under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation. For 2003, there is no effect on net loss because no options were issued to employees as compensation. However, 7,000,000 options were issued to holders of long term debt in connection with the modification of debt repayment terms. The options were valued at $515,474 using the fair value measurement provisions of FASB Statement No. 123. The calculated value of these options was capitalized as part of the related long-term debt and is being amortized over the expected life of the debt as related refinancing costs. There is no effect on net loss for these options.

The Company's net loss and loss per share would have been adjusted to the pro forma amounts indicated below:

                                                               000s
                                                     --------------------------
                                                        2003            2002
                                                     ----------      ----------
Net Loss, as reported                                $   (2,005)     $   (4,509)

Add: Option based employee compensation expense
     Included in reported net loss                           --             265

Deduct: Option based employee compensation
        Expense determined under the fair value
        Based method for awards                              --            (744)
                                                     ----------      ----------

Proforma Net Loss                                    $   (2,005)     $   (4,988)
                                                     ==========      ==========

Loss Per Share, Basic and Diluted:
   As Reported                                           (0.088)       $(0.72 )
   Pro Forma                                             (0.088)       $(0.79 )

NOTE 10 - WARRANTY RESERVES

The Company provides an accrual for future warranty costs at the time of revenue recognition based upon the relationship of prior year sales to actual warranty costs. The warranty for the Company's products generally covers defects in material and workmanship.

The table below outlines warranty accruals and related costs for the fiscal years ending October 31, 2003 and 2002 respectively.

                                                           $000's
                                                FY 2003             FY 2002
Beginning Warranty Reserve                             61                   0
Warranty Accrual                                        5                  63
                                         ------------------------------------
                                                       66                  63
Warranty Expense                                        5                   2
                                         ------------------------------------

Ending Warranty Reserve Balance                        61                  61
                                         ====================================

NOTE 11 - INCOME TAXES

      For the years ended October 31, 2003 and 2002, a reconciliation of the total income taxes computed at the United States federal statutory income tax rate combined with the state of Florida statutory income tax rate to the provision for income taxes reflected in the Statements of Operations is presented below:

                             (Dollars In thousands)
--------------------------------------------------------------------------------
                                       2003                     2002
--------------------------------------------------------------------------------
Income tax benefits computed at
statutory rates
--------------------------------------------------------------------------------
Federal                              $ (626)                 $ (1,241)
--------------------------------------------------------------------------------
State (net of federal tax
benefit)                             $ (106)                 $   (211)
--------------------------------------------------------------------------------
Increase in Valuation
Allowance                            $ 732                   $  1,560
--------------------------------------------------------------------------------
Net                                  $ -0-                   $    108
--------------------------------------------------------------------------------

The increase in the valuation allowance is provided here and against all deferred tax assets due to the uncertainty as to their future realization (see below).

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets result primarily from net operating loss carry-forwards. The components of the Company's deferred tax assets and liabilities at October 31, 2003 and 2002 are as follows:

                                                      2003              2002
                                                  In Thousands      In Thousands
                                                        $                $
                                                    --------          --------

Deferred tax assets:
Net Operating loss carryforwards                    $ 21,619          $ 21,703
Non-deductible accruals and
 allowances, and other                                 1,442             2,626
                                                    --------          --------

Total Deferred Tax Asset                              25,061            24,329
Valuation Allowance                                  (25,061)          (24,329)
                                                    --------          --------
                                                    $     --          $     --
                                                    ========          ========

As of October 31,2003, the Company had federal net operating loss carryforwards of $54 million available to offset future federal taxable income. The federal net operating loss carryforwards expire in varying amounts through 2023.

NOTE 12 - CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Approximately 70% and 53% of the Company's sales during fiscal years 2003 and 2002, respectively, were to various U.S. government agencies under prime contracts or to prime contractors having sales to such agencies. Export sales to foreign customers amounted to $103,000 or 2.9% of total sales in fiscal year 2003. Export sales to foreign customers amounted to $130,000 or 4.5% of sales in fiscal year 2002. The Company's three largest customers accounted for 26%, 21% and 20% of the Company's sales for the fiscal year ended October 31, 2003. Its three largest customers accounted for 25%, 3% and 2% of the Company's sales for the fiscal year ended October 31, 2002. The Company's three largest customers accounted for 23%, 13% and 20% of account receivable in the fiscal year ended October 31, 2003. The Company's three largest customers accounted for 34%, 24% and 2% of account receivable at October 31, 2002.

The Company maintains its cash balances in one financial institution. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000. At October 31, 2003, the Company had $27,128 in uninsured cash balances.

NOTE 13 - SUBSEQUENT EVENTS

In December 2003 through February 2004 various investors purchased an aggregate of $892,656 of the Company's Preferred Series A Stock. This stock is convertible into shares of the Company's common stock at $.06 per share.

In July, 2005, the company was presented with a proposal from SG DMTI, LLC("SGD"), an affiliated entity of two members of DMTR, LLC., who are also principal shareholders of the Company. The proposal was approved by the Company's Board of Directors. If the transactions contemplated are consummated, SGD will provide the Company with debt and equity capital and the Company's balance sheet will be restructured.

In July, 2005, an affiliate of SGD acquired the Company's outstanding mortgage with SouthTrust (now Wachovia) Bank. In July and August 2005, SGD loaned the Company an aggregate of $410,000, which the Company has used to repay taxes owed on its real estate and for working capital.

[Pursuant to the proposal, SGD intends to acquire the Company's real property in Orlando for a price that is still being negotiated. SGD and the Company intend to enter into a five-year triple net lease with an annual rent obligation of approximately $150,000. The parties intend that certain indebtedness held by affiliates of the Company in the aggregate amount of $500,000 as well as approximately $2.9 million owed to DMTR will be converted to equity. Also, the $892,656 of currently outstanding Series A Preferred Stock plus accrued dividends will convert into Common Shares of the Company.

In addition, the Company and SGD have proposed that SGD loan the Company an additional $500,000 and purchase $500,000 in Preferred Stock. SGD would also have the ability to obtain 50% of the outstanding equity of the Company either through the conversion of a portion of these instruments or for a nominal additional amount. The proposal by SGD is currently under negotiation and there is no assurance that it will be consummated or it may be consummated on different terms.]

Note 14 - RECLASSIFICATION

Losses from the write down of obsolete inventory have been reclassified in the Consolidated Statement of Operations for the year ended October 31, 2002 from Cost of Sales to Other Expense to properly reflect the true nature of the losses. The reclassification has no effect on net loss for the year.

Note 15 - RELATED PARTY DISCLOSURE

A balance of $10,000 is due from DMTR, LLC as a result of proceeds collected from Warrants exercised but not remitted to the Company. No repayment terms have been specified. This balance is shown as Other Current Assets on the Balance Sheet and will be applied against future expenses paid by DMTR.