Form 10QSB
period 2004-01-31
DATAMETRICS CORP
filed 2005-10-25
CIK 27082

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 31, 2004

                                       or

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ________to_________

Commission File Number  1-8690

                             DataMetrics Corporation
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                          95-3545701
-------------------------------                        ----------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                        Identification Number)

          1717 Diplomacy Row
           Orlando, Florida                                  32809
----------------------------------------                   ----------
(Address of principal executive offices)                   (Zip Code)

                                 (407) 251-4577
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |_|  No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes |_| No |X|


Common Stock. $.01 Par Value -- 33,874,413 shares as of October 10, 2005.

Index to Form 10-QSB

                                                                                    Page No.
Part I - Financial Information                                                      --------
         Item 1. Financial Statements (unaudited):

                  Consolidated Balance Sheet as of January 31, 2004                     3
                  Consolidated Statements of Operations for the three Months
                           Ended January 31, 2004 and January 31, 2003                  4
                  Consolidated Statements of Cash Flows for the Three Months
                           Ended January 31, 2004 and January 31, 2003                  5
                  Notes to Consolidated Financial Statements                            6-8

         Item 2. Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                          9
                  Results of Operations                                                 10
                  Liquidity and Capital Resources                                       11-12

         Item 3. Controls and Procedures                                                13


Part II - Other Information
         Item 1.           Legal Proceedings                                            14
         Item 2.           Unregistered Sales of Equity Securities and uses of funds.   14
         Item 3.           Defaults upon Senior Securities                              14
         Item 4.  Submission of matters to a vote of security holders.                  14
         Item 5.           Other Information                                            14
         Item 6.           Exhibits and Reports on Form 8-K                             14

Certifications                                                                          15-19

Signatures                                                                              20

                     DATAMETRICS CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except share data)
--------------------------------------------------------------------------------

                                                                                       January 31,
                                                                                           2004
ASSETS
Current Assets
        Cash                                                                            $         11
        Accounts receivable, net of allowance for doubtful accounts of $0                        325
        Inventory, net of allowance for obsolete inventory of $6,063                             900
        Other Current Assets                                                                      35
                                                                                        ------------
                                  Total current assets                                         1,271

Property and Equipment
        Building and improvements                                                              1,112
        Furniture, Fixtures and computer equipment                                             1,195
        Land                                                                                     420
        Machinery and equipment                                                                  547
                                                                                        ------------
                  Total Property and Equipment                                                 3,274
                  Less Accumulated Depreciation                                               (1,917)
                                                                                        ------------
                                  Net Property and Equipment                                   1,357

                                  Total Assets                                          $      2,628
                                                                                        ============

LIABILITIES AND STOCKHOLDERS DEFICIT
Current Liabilities
        Accounts Payable                                                                $        769
        Accrued Expenses                                                                         693
        Deferred Revenue                                                                         292
        Warranty Reserve                                                                          61
        Current maturities of LT Debt                                                          3,095
                                                                                        ------------
                                  Total Current Liabilities                                    4,910

Long-Term Liabilities
        Loan Payable                                                                             760
        Refinance Cost                                                                          (309)
                                                                                        ------------
                                  Total Long Term Liabilities                                    451

                                                                                        ------------
                                  Total Liabilities                                     $      5,361

Stockholders deficit:
        4% Cumulative Preferred Stock, $.01 par value ($940,485 aggregate liquidation
                  Preference); 40,000,000 Authorized; 626,990 issued and outstanding               6
        Common Stock, $.01 par value; 800,000,000 shares
                 Authorized; 33,057,000 issued and 32,113,000 outstanding                        330
        Treasury Stock (943,847 shares at cost)                                                 (120)
        Additional Paid In Capital                                                            57,989
        Accumulated Deficit                                                                  (60,938)
                                                                                        ------------

                                  Total Stockholders Deficit                                  (2,733)

                                  Total Liabilities and Stockholders Deficit            $      2,628
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

                     DATAMETRICS CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATION
                                   (unaudited)
                      (in thousands, except per share data)


                                                        For the three months ended
                                                        January 31      January 31
                                                       ------------    ------------
                                                           2004            2003
Sales                                                  $        789    $        597

Cost of Sales                                                   615             373
                                                       ------------    ------------
Gross Profit                                                    174             224

Selling, General and Administrative
         Personnel and Related Costs                            389             404
         Other                                                   75             170
                                                       ------------    ------------
         Total Selling, General and Administrative              464             574
                                                       ------------    ------------
Loss from Operations                                           (290)           (350)

Other income and expense                                       (100)            (17)
                                                       ------------    ------------
         Net Loss                                      $       (390)   $       (367)
                                                       ============    ============

Loss per share of common stock;
         basic and diluted                             $     (0.012)   $     (0.023)
                                                       ============    ============

Weighted average number of common shares outstanding
         basic and diluted                                   33,057          15,983
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

                     DATAMETRICS CORPORATION AND SUBSIDIARY
                       CONSOLIDATED CASH FLOWS STATEMENTS
                                   (unaudited)
                      (in thousands, except per share data)

                                                                                  For the three months ended
                                                                                 January 31      January 31
                                                                                 ----------------------------
                                                                                    2004             2003
Cash Flows from Operating Activities:
      Net Loss                                                                          (390)           (367)
      Adjustments to reconcile net loss to net cash used
             in operating activities:
      Depreciation expense                                                                14              16
      Amortization of Refinancing Costs                                                   51              --
      Expenses Paid from Preferred Stock Proceeds                                         20              --
      Allowance for Bad Debt                                                             (25)             --

Changes in assets and liabilities:
      Accounts receivable                                                               (128)            197
      Inventories                                                                       (113)           (135)
      Prepaid expenses and other current assets                                          (25)             --
      Accounts payable                                                                   (37)           (362)
      Accrued expenses                                                                    20             467
      Deferred Revenue                                                                   (80)            520
                                                                                ------------    ------------
             Net cash provided by operating activities                                  (693)            336


Cash Flows from Investing Activities:
      Capital expenditures for property and equipment                                     --              --
                                                                                ------------    ------------
             Net cash provided by (used in ) investing activities                          0               0


Cash Flows from Financing Activities:
      Conversion of Warrants to Common Stock                                              --             122
      Proceeds from Issuance of Preferred Stocks                                         607
      Payments on Long Term Debt                                                         (13)             (8)
                                                                                ------------    ------------
             Net cash provided by financing activities                                   594             114

             Net (decrease) increase in cash                                             (99)            450
             Cash at the beginning of the period                                         110              97
                                                                                ------------    ------------
             Cash at the end of the period                                                11             547
                                                                                ------------    ------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION Cash paid during the period for:
      Interest paid, net                                                                  15              18

Noncash Financing Activities
      Expense paid by issuing Preferred Stock                                             20              --


 The accompanying "Notes to Consolidated Financial Statements" form an integral part of these statements.

                             DATAMETRICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                January 31, 2004
                                   (Unaudited)

1. The consolidated financial statements include the accounts of DataMetrics Corporation and its wholly owned subsidiary (collectively, the "Company").

The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission relating to interim financial statements. These condensed financial statements do not include all disclosures provided in the company's annual financial statements. The condensed financial statements should be read in conjunction with the financial statements and notes thereto for the year ended October 31, 2003 contained in the company's Form 10-KSB filed with the Securities and Exchange Commission. All adjustments of a normal recurring nature, which, in the opinion of management, are necessary to present a fair statement of results for the periods have been made. Results of operations are not necessarily indicative of the results to be expected for the full year.

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

Inventories as of January 31, 2004 consist of the following:

                                                                  (in thousands)
                                                                   ------------
Inventories Parts and sub-assemblies                                        530
Work in Process                                                             370
Obsolete Inventory                                                        6,063
                                                                   ------------
Total Inventory                                                           6,963

Reserve for Obsolete Inventory                                           (6,063)
                                                                   ------------

Net Inventory                                                               900


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

3. DEBT STRUCTURE / SUBSEQUENT EVENTS

      On January 31, 2003, long-term debt of $2,900,000 plus accrued interest matured. The Company was unable to pay this obligation and is in default on this debt. As of February 25, 2005, various members of DMTR, LLC, former senior priority note-holders, and several others exercised approximately 11,782,455 warrants. Proceeds from those exercised prior to July 31, 2003 were used to pay overdue interest expense and other obligations of the Company of approximately $784,000 and provided cash inflow of $193,000 to the Company. A Standstill Agreement with DMTR, LLC was agreed upon, which provides for the creditor to forego any of its default rights as long as the parties continue to negotiate in good faith to restructure this obligation. Pursuant to a standstill agreement, as amended, the creditor may terminate the negotiations and the Standstill Agreement at any time after January 31, 2005 at its sole discretion if it determines that the Company is no longer negotiating in good faith to restructure the Company's obligations to the creditor. Negotiations for the restructure are ongoing at this time. At January 31, 2004, this debt is reported net of unamortized refinancing costs of $309,000. These costs arose from Warrants issued as part of the negotiations to restructure the debt.

      In December 2003 through July 2004 various investors purchased an aggregate of $892,656 of the Company's Preferred Series A Stock. This stock is convertible into shares of the Company's common stock at $.06 per share. Additional details of the Company's debt structure appear in the 10-KSB for fiscal year ended 10/31/2003.

      In July 2005, the company was presented with a proposal from SG DMTI, LLC ("SGD"), an affiliated entity of two members of DMTR, LLC., who are also principal shareholders of the Company. The proposal was approved by the Company's Board of Directors. If the transactions contemplated are consummated, SGD will provide the Company with debt and equity capital and the Company's balance sheet will be restructured.

      In July 2005, an affiliate of SGD acquired the Company's outstanding mortgage with SouthTrust (now Wachovia) Bank. In July and August 2005, SGD loaned the Company an aggregate of $410,000, which the Company has used to repay taxes owed on its real estate and for working capital.

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

      In addition, the Company and SGD have proposed that SGD loan the Company an additional $500,000 and purchase $500,000 in Preferred Stock. SGD would also have the ability to obtain 50% of the outstanding equity of the Company through the exercise of a warrant for nominal additional consideration. The proposal by SGD is currently under negotiation and there is no assurance that it will be consummated or it may be consummated on different terms.]



Segment Data

      The Company has no reportable segments. There is no segment data to be reported.

4. SERIES A CUMULATIVE CONVERTIBLE REDEEMABLE PREFERRED STOCK

      The Company has authorized the issuance of up to 1,500,000 shares of Series A preferred stock, $.01 par value, of which 626,990 were issued during the quarter ended January 31, 2004. The stock has voting privileges and is redeemable at any time, solely at the option of the holder, into common stock of the Company at a price determined by the terms disclosed in the Certificates. The stock provides the holders the right to receive dividends payable in cash or common stock at an interest rate of 4% per annum. The dividend is cumulative and has priority over any other class of stock of the Company. The holders also have certain priorities over other stockholders in the event of a liquidation of the Company. There were no dividends in arrears at January 31, 2004.

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

      For the quarter ended January 31, 2004, the Company experienced slower than expected receipt of orders despite an increase in military / defense spending by the United States government. Many of the military programs from which the Company anticipates generating its revenue have been rescheduled and military priorities have been reconsidered to account for short, medium, and long-term needs. The Company expects to see an increase in order activity in the following quarters and attributes the delay in orders due to a focus on budget spending for troops and munitions in the war effort in Afghanistan and Iraq. The following phases in this war and projected increase in overall military / defense spending will likely entail more sophisticated surveillance techniques and equipment, which will require data processing and peripheral equipment much like we currently supply for the AWACS, P3 Orions aircraft and the armed forces.

                              RESULTS OF OPERATIONS

               Three Month Period Ended January 31, 2004 Compared
                  To Three Month Period Ended January 31, 2003

      Sales for the quarter ended January 31, 2004 were $789,000, an increase of $192,000 or 32%, compared with sales of $597,000 in the same period in the prior fiscal year. The increase in sales for the three months ended January 31, 2004 is attributable mainly to the Company refocusing its efforts on regaining market share of its core business - Ruggedized Equipment for Military Applications.

      Cost of sales for the quarter ended January 31, 2004 was $615,000 (78% of sales), an increase of $242,000 or 65%, compared with $373,000 (62% of sales) for the same period in the prior fiscal year. Cost of sales increased compared to the same period in the prior fiscal year because of the increase in the cost of materials, direct labor, and variable manufacturing overhead directly related to the increase in sales.

      Selling, general and administrative ("SG&A") expenses for the quarter ended January 31, 2004 were $464,000 (59% of sales) a decrease of $110,000, or 19%, compared with $574,000 (96% of sales) for the same period in the prior fiscal year. The decrease is due largely to effective cost cutting measures that substantially lowered costs for insurance, professional fees, and legal fees. These measures also effectively lowered administrative and support staff expenses throughout the Company.

      Net interest expense amounted to $117,000 for the quarter ended January 31, 2004 compared with net interest expense of $17,000 for the same period in the prior year. Even though long-term debt is lower in 2004 than 2003, interest expense increased. In 2003, the Company was negotiating debt relief with holders of the debt. During that time, the debt holders agreed to forgive interest expense earned during the period of negotiation. Interest charges resumed under the stated terms of the debt later in 2003.

      The net loss for the quarter ended January 31, 2004 amounted to $390,000 an increase of $23,000 compared with a net loss of $367,000 for the same period in the prior year. Even though the Company's loss from operations improved, higher interest costs resulted in a larger net loss compared to the prior year.

      Management has determined that, based on the Company's historical losses from recurring operations, the Company will not recognize its net deferred tax assets at January 31, 2004. Ultimate recognition of these tax assets is dependent, to some extent, on future revenue levels and margins. It is the intention of management to assess the appropriate level for the valuation allowance each quarter.

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

      The Company was unable to repay its obligations due on January 31, 2003 and is in default on its obligations to DMTR. The Company and DMTR entered into a Standstill Agreement, which provides for DMTR not to exercise any of its default rights through January 2005, so long as the parties negotiate in good faith to restructure this obligation. There can be no assurance that DMTR will not seek to enforce its remedies with respect to the obligations owed by the Company. The agreement further provides that DMTR, in its sole discretion and at any time after January 31, 2005, may terminate the Standstill Agreement if it determines that the Company is no longer negotiating in good faith. The standstill agreement has expired but the parties are continuing to negotiate to restructure this obligation in conjunction with the proposed financing from SG DMTI. There is no assurance such restructuring or additional financing will be consummated or that it will be sufficient to ensure that the Company can satisfy its operating expenses. Since December, 2002, the Company has received proceeds, either in the form of cash or in lieu of other obligations such as interest payments, the total of said proceeds amounts to $727,000 from the exercising of warrants at the exercise price of $.055 per share [and $.075 per share] from various members of DMTR.

      In December 2003 through July 2004 various investors purchased an aggregate of $892,656 of the Company's Preferred Series A Stock. The stock has a cumulative dividend of four percent per annum and is convertible into shares of the Company's common stock at $.06 per share. The consideration for such stock consisted of $862,656 in cash and $30,000 in services. The proceeds of the offering were used for working capital.

      In July 2005, the company was presented with a proposal from SG DMTI, LLC ("SGD"), an affiliated entity of two members of DMTR, LLC., who are also principal shareholders of the Company. The proposal was approved by the Company's Board of Directors. If the transactions contemplated are consummated, SGD will provide the Company with debt and equity capital and the Company's balance sheet will be restructured.

      In July 2005, an affiliate of SGD acquired the Company's outstanding mortgage with SouthTrust (now Wachovia) Bank. In July and August 2005, SGD loaned the Company an aggregate of $410,000, which the Company has used to repay taxes owed on its real estate and for working capital.

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

      In addition, the Company and SGD have proposed that SGD loan the Company an additional $500,000 and purchase $500,000 in Series B Preferred Stock. SGD would also have the ability to obtain 50% of the outstanding equity of the Company for a nominal additional amount. The proposal by SGD is currently under negotiation and there is no assurance that it will be consummated or it may be consummated on different terms.]





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



Item 2.  Unregistered Sales of Equity Securities and Uses of Proceeds.

         In December 2003 through July 2004 various investors purchased an aggregate of $892,656 of the Company's Preferred Series A Stock. The stock has a cumulative dividend of four percent per annum and is convertible into shares of the Company's common stock at $.06 per share. The consideration for such stock consisted of $862,656 in cash and $30,000 in services. The proceeds of the offering were used for working capital. The sale of these securities is exempt from registration under Rule 506 of Regulation D of the Securities Act of 1933.



Item 3.  Defaults upon Senior Securities

         The Company is in default on its $2,900,000 obligation to DMTR and has entered into a Standstill Agreement, which provides for DMTR not to exercise any of its default rights, unless DMTR determines, in its sole discretion, that the parties are no longer negotiating in good faith to restructure this obligation. The Company is also in negotiations to receive additional financing from the members of DMTR and their respective affiliates. There is no such assurance the restructuring or additional financing will be consummated. The Company has been paying the interest on this debt while negotiations continue and owes $2,900,000 principal to DMTR as of the date of this filing.

         The Company is in default on $140,960 of its 10% Notes that matured at the end of 2001. The parties have had various negotiations in the past to settle. There is no assurance that this can be settled. At the date of this filing, the Company owed $140,960 in principal and $79,000 of accrued interest on this debt.

Item 4.  Submission of Matters to a Vote of Security Holders.

                  None.

Item 5.  Other Information.

                  None.

Item 6.  Exhibits

         (a) Exhibits: None.