Form 10QSB
period 2004-04-30
DATAMETRICS CORP
filed 2005-11-18
CIK 27082

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

{X} Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 30, 2004

                                       or

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

Common Stock. $.01 Par Value -- 33,874,413 shares as of October 23, 2005.

Index to Form 10-QSB

                                                                        Page No.
Part I - Financial Information                                          --------
         Item 1. Financial Statements (unaudited):

                  Consolidated Balance Sheet as of April 30, 2004              3
                  Consolidated Statements of Operations for the three Months
                           Ended April 30, 2004 and April 30, 2003             4
                  Consolidated Statements of Operations for the six Months
                           Ended April 30, 2004 and April 30, 2003
                  Consolidated Statements of Cash Flows for the six Months
                           Ended April 30, 2004 and April 30, 2003           5-6

                  Notes to Consolidated Financial Statements                 7-9

         Item 2.  Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                10
                  Results of Operations                                    11-12
                  Liquidity and Capital Resources                          12-13

         Item 3. Controls and Procedures                                      14

Part II - Other Information
         Item 1.  Legal Proceedings                                           15
         Item 2.  Unregistered Sales of Equity Securities and uses of funds.  15
         Item 3.  Defaults upon Senior Securities                             15
         Item 4.  Submission of matters to a vote of security holders.        15
         Item 5.  Other Information                                           15
         Item 6.  Exhibits and Reports on Form 8-K                            15

Signatures                                                                    16

Certifications                                                             17-19

                           DATAMETRICS CORPORATION AND
                                   SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                   (unaudited)
                        (in thousands, except share data)

                                                                                         April 30
                                                                                           2004
                                                                                         --------
ASSETS
Current Assets
  Cash                                                                                   $    114
  Accounts receivable, net of allowance for doubtful accounts of $0                           329
  Inventory, net of allowance for obsolete inventory of $6,063                                782
  Other Current Assets                                                                         36
                                                                                         --------
                                    Total current assets                                    1,261

Property and Equipment
  Building and improvements                                                                 1,112
  Furniture, Fixtures and computer equipment                                                1,195
  Land                                                                                        420
  Machinery and equipment                                                                     547
                                                                                         --------
                    Total Property and Equipment                                            3,274
                    Less Accumulated Depreciation                                          (1,931)
                                                                                         --------
                                    Net Property and Equipment                              1,343

                                    Total Assets                                         $  2,604
                                                                                         ========

LIABILITIES AND STOCKHOLDERS DEFICIT
Current Liabilities
  Accounts Payable                                                                       $    846
  Accrued Expenses                                                                            697
  Deferred Revenue                                                                            174
  Warranty Reserve                                                                             61
  Current maturities of LT Debt                                                             3,095
                                                                                         --------
                                    Total Current Liabilities                               4,873

Long-Term Liabilities
  Loan Payable                                                                                754
  Refinance Cost                                                                             (258)
                                                                                         --------
                                    Total Long Term Liabilities                               496

                                                                                         --------
                                    Total Liabilities                                       5,369

Stockholders deficit:
  4% Cumulative Preferred Stock, $.01 par value ($940,485 aggregate liquidation
                    preference); 40,000,000 Authorized; 862,656 issued and outstanding          9
  Common Stock, $.01 par value; 800,000,000 shares
                    Authorized; 33,056,950 issued and 32,113,103 outstanding                  330
  Treasury Stock (943,847 shares at cost)                                                    (120)
  Additional Paid In Capital                                                               58,222
  Accumulated Deficit                                                                     (61,206)
                                                                                         --------

                                    Total Stockholders Deficit                             (2,765)

                                    Total Liabilities and Stockholders Deficit           $  2,604
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

                           DATAMETRICS CORPORATION AND
                                   SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATION
                                   (unaudited)
                        (in thousands, except share data)

                                                           Three Months Ended            Six Months Ended
                                                       April 30,       April 30,     April 30,       April 30,
                                                          2004           2003           2004           2003
                                                        --------       --------       --------       --------
Sales                                                      1,246          1,137          2,035          1,734

Cost of Sales                                              1,142            786          1,757          1,159
                                                        --------       --------       --------       --------

Gross Profit                                                 104            351            278            575

Selling, general and administrative
         Personnel and Related Costs                         163            344            552            737
         Other                                               100            207            175            388
                                                        --------       --------       --------       --------
         Total Selling, General and Administrative           263            551            727          1,125
                                                        --------       --------       --------       --------
Income (Loss) from Operations                               (159)          (200)          (449)          (550)

Other income and expense                                    (109)          (127)          (209)          (144)
                                                        --------       --------       --------       --------

         Net Income (Loss)                              $   (268)      $   (327)      $   (658)      $   (694)
                                                        ========       ========       ========       ========

Loss per share of common stock;
         basic and diluted                              $ (0.008)      $ (0.017)      $ (0.020)      $ (0.040)
                                                        ========       ========       ========       ========

Weighted avg. no. of shares outstanding
         basic and diluted                                32,113         19,087         32,113         17,509
                                                        ========       ========       ========       ========

          The accompanying "Notes to Consolidated Financial Statements" form an integral part of these statements.

                             DATAMETRICS CORPORATION
                                 AND SUBSIDIARY
                       CONSOLIDATED CASH FLOWS STATEMENTS
                                   (unaudited)
                                 (in thousands)

                                                                    For the six months ended
                                                                      April 30   April 30
                                                                        2004       2003
                                                                      --------   --------
Cash Flows from Operating Activities:
       Net Loss                                                         (658)      (694)
       Adjustments to reconcile net loss to net cash used
              in operating activities:
       Depreciation expense                                               28         31
       Amortization of Refinancing Costs                                 102         13
       Exapenses Paid from Warrants Proceeds                              98
       Exapenses Paid from Preferred Stock Proceeds                       20         --
       Allowance for Bad Debts                                           (25)       (34)
       Allowance for Obsolete Inventory                                   --         (5)
       Expenses of Warrant Conversion                                                35

Changes in assets and liabilities:
       Accounts receivable                                              (132)        29
       Inventories                                                         5         40
       Prepaid expenses and other current assets                         (26)        --
       Accounts payable                                                   40       (204)
       Accrued expenses                                                   24        151
       Deferred Revenue                                                 (198)       520
       Warranty Reserve                                                   --         --
                                                                      --------   --------
              Net cash used in operating activities                     (820)       (20)

Cash Flows from Investing Activities:
       Capital expenditures for property and equipment                    --         --
                                                                      --------   --------

              Net cash provided by (used in ) investing activities        --         --

Cash Flows from Financing Activities:
       Conversion of Warrants to Common Stock                                       122
       Proceeds from Issuance of Preferred Stocks                        843
       Payments on Long Term Debt                                        (19)       (15)
                                                                      --------   --------
              Net cash provided by financing activities                  824        107

              Net (decrease) increase in cash                              4         87
              Cash at the beginning of the period                        110         97
                                                                      --------   --------
              Cash at the end of the period                              114        184
                                                                      --------   --------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
       Interest paid, net                                                 15         46

                                                                    For the six months ended
                                                                      April 30   April 30
                                                                        2004       2003
                                                                      --------   --------
NONCASH FINANCING ACTIVITIES
       Expense paid by Issuing Preferred Stock                            20         --

Treasury stock obtained when associates surrendered stock
Certificates in exchange for forgiveness of advances owed to the                    119
Company

Cost of Refinancing paid by exercise of Warrants                                    549


Expenses paid by exercise of Warrants                                               133

          The accompanying "Notes to Consolidated Financial Statements" form an integral part of these statements.

                             DATAMETRICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 April 30, 2004
                                   (Unaudited)

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

Inventories as of April 30, 2004 consist of the following:

                                                                  (in thousands)
                                                                     ------
Inventories Parts and sub-assemblies                                    530
Work in Process                                                         252
Obsolete Inventory                                                    6,063
                                                                     ------
Total Inventory                                                       6,845

Reserve for Obsolete Inventory                                       (6,063)
                                                                     ------

Net Inventory                                                           782

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

3. DEBT STRUCTURE / SUBSEQUENT EVENTS

      On January 31, 2003, long-term debt of $2,900,000 plus accrued interest matured. The Company was unable to pay this obligation and is in default on this debt. As of February 25, 2005, various members of DMTR, LLC, former senior priority note-holders, and several others exercised approximately 11,782,455 warrants. Proceeds from those Warrants exercised prior to July 31, 2003 were used to pay overdue interest expense and other obligations of the Company of approximately $784,000 and provided cash inflow of $193,000 to the Company. A Standstill Agreement with DMTR, LLC was agreed upon, which provides for the creditor to forego any of its default rights as long as the parties continue to negotiate in good faith to restructure this obligation. Pursuant to a standstill agreement, as amended, the creditor may terminate the negotiations and the Standstill Agreement at any time after January 31, 2005 at its sole discretion if it determines that the Company is no longer negotiating in good faith to restructure the Company's obligations to the creditor. Negotiations for the restructure are ongoing at this time. At April 30, 2004, this debt is reported net of unamortized refinancing costs of $258,000. These costs arose from Warrants issued as part of the negotiations to restructure the debt.

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

      [Pursuant to the proposal, SGD acquired the Company's real property in Orlando for $2,100,000 effective November 1, 2004. SGD and the Company entered into a five-year triple net lease with an annual rent obligation of approximately $150,000. On November 8, 2005, SGD also loaned the Company $200,000 pursuant to a promissory note secured by all the Company's assets and due on December 7, 2005 (the "Bridge Note"). The parties intend that certain indebtedness held by affiliates of the Company in the aggregate amount of $500,000 as well as approximately $2.9 million owed to DMTR will be converted to equity. Also, the $892,656 of currently outstanding Series A Preferred Stock plus accrued dividends will convert into Common Shares of the Company.

      In addition, the Company and SGD have proposed that SGD loan the Company an additional $500,000 and purchase $500,000 in Preferred Stock. The parties anticipate that the amounts owned under the Bridge Note will be offset against the additional $500,000 loan. SGD would also have the ability to obtain 50% of the outstanding equity of the Company through the exercise of a warrant for nominal additional consideration. The proposal by SGD is currently under negotiation and there is no assurance that it will be consummated or it may be consummated on different terms.]

Segment Data

      The Company has no reportable segments. There is no segment data to be reported.

4. SERIES A CUMULATIVE CONVERTIBLE REDEEMABLE PREFERRED STOCK

      The Company has authorized the issuance of up to 1,500,000 shares of Series A preferred stock, $.01 par value, of which 862,656 were issued as at April 30, 2004. The stock has voting privileges and is redeemable at any time, solely at the option of the holder, into common stock of the Company at a price determined by the terms disclosed in the Certificates. The stock provides the holders the right to receive dividends payable in cash or common stock at an interest rate of 4% per annum. The dividend is cumulative and has priority over any other class of stock of the Company. The holders also have certain priorities over other stockholders in the event of a liquidation of the Company. There were no dividends in arrears at April 30, 2004.

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

      For the six months ended April 30, 2004, the Company experienced slower than expected receipt of orders despite an increase in military / defense spending by the United States government. Many of the military programs from which the Company anticipates generating its revenue have been rescheduled and military priorities have been reconsidered to account for short, medium, and long-term needs. The Company expects to see an increase in order activity in the following quarters and attributes the delay in orders due to a focus on budget spending for troops and munitions in the war effort in Afghanistan and Iraq. The following phases in this war and projected increase in overall military / defense spending will likely entail more sophisticated surveillance techniques and equipment, which will require data processing and peripheral equipment much like we currently supply for the AWACS, P3 Orions aircraft and the armed forces.

                              RESULTS OF OPERATIONS

                Three Month Period Ended April 30, 2004 Compared
                   To Three Month Period Ended April 30, 2003

      Sales for the quarter ended April 30, 2004 were $1,246,000 an increase of $109,000 or 9%, compared with sales of $1,137,000 in the same period in the prior fiscal year. The increase in sales for the three months ended April 30, 2004 is attributable mainly to the Company refocusing its efforts on regaining market share of its core business - Ruggedized Equipment for Military Applications.

      Cost of sales for the quarter ended April 30, 2004 was $1,142,000 (92% of sales), an increase of $356,000 or 45%, compared with $786,000 (69% of sales) for the same period in the prior fiscal year. Cost of sales increased compared to the same period in the prior fiscal year because of the increase in the cost of materials, direct labor, and a revision in the computation in variable manufacturing overhead.

      Selling, general and administrative ("SG&A") expenses for the quarter ended April 30, 2004 were $263,000 (21% of sales) a decrease of $288,000, or 52%, compared with $551,000 (48% of sales) for the same period in the prior fiscal year. The decrease is due largely to a change in the overhead rate. Effective cost cutting measures also attributed to substantially lowered costs for insurance, professional, and legal fees.

      Net interest expense amounted to $109,000 for the quarter ended April 30, 2004 compared with net interest expense of $73,000 for the same period in the prior year. Even though the interest on lower outstanding balances decreased, amortization of refinancing costs are included in 2004.

      The net loss for the quarter ended April 30, 2004 amounted to $268,000, a decrease in loss of $59,000 compared with a net loss of $327,000 for the same period in the prior year. The reduced loss for the current period is attributable to significantly smaller write downs and lower selling, general & administrative expenses.

                 Six Month Period Ended April 30, 2004 Compared
                    To Six Month Period Ended April 30, 2003

      Sales for the six months ended April 30, 2004 were $2,035,000 an increase of $301,000 or 17%, compared with sales of $1,734,000 in the same period in the prior fiscal year. The increase in sales is attributable mainly to the Company refocusing its efforts on regaining market share of its core business - Ruggedized Equipment for Military Applications.

      Cost of sales for the six months ended April 30, 2004 was $1,757,000 (86% of sales), an increase of $598,000 or 52%, compared with $1,159,000 (67% of sales) for the same period in the prior fiscal year. Cost of sales increased compared to the same period in the prior fiscal year because of the increase in the cost of materials, direct labor, and variable manufacturing overhead directly related to the increase in sales.

      Selling, general and administrative ("SG&A") expenses for the six months ended April 30, 2004 were $727,000 (35% of sales) a decrease of $398,000, or 35%, compared with $1,125,000 (65% of sales) for the same period in the prior fiscal year. The decrease is due to lower administrative and support staff expenses throughout the Company as well as substantially lower costs for insurance, professional, and legal fees and more overhead being charged to COGS.

      Net interest expense amounted to $226,000 for the six months ended April 30, 2004 compared with net interest expense of $144,000 for the same period in the prior year. Even though long-term debt is lower in 2004 than 2003, interest expense increased. In 2003, the Company was negotiating debt relief with holders of the debt. During that time, the debt holders agreed to forgive interest expense earned during the period of negotiation. Interest charges resumed under the stated terms of the debt later in 2003. Amortization of refinance costs are also included.

      The net loss for the six months ended April 30, 2004 amounted to $658,000 a decrease in losses of $36,000 compared with a net loss of $694,000 for the same period in the prior year. The reduced loss for the current period is attributable to significantly smaller write-downs and lower selling, general and administrative expenses.

      Management has determined that, based on the Company's historical losses from recurring operations, the Company will not recognize its net deferred tax assets at April 30, 2004. Ultimate recognition of these tax assets is dependent, to some extent, on future revenue levels and margins. It is the intention of management to assess the appropriate level for the valuation allowance each quarter.

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

      [Pursuant to the proposal, SGD acquired the Company's real property in Orlando for $2,100,000 effective November 1, 2004. SGD and the Company entered into a five-year triple net lease with an annual rent obligation of approximately $150,000. On November 8, 2005, SGD also loaned the Company $200,000 pursuant to a promissory note secured by all the Company's assets and due on December 7, 2005 (the "Bridge Note"). The parties intend that certain indebtedness held by affiliates of the Company in the aggregate amount of $500,000 as well as approximately $2.9 million owed to DMTR will be converted to equity. Also, the $892,656 of currently outstanding Series A Preferred Stock plus accrued dividends will convert into Common Shares of the Company.

      In addition, the Company and SGD have proposed that SGD loan the Company an additional $500,000 and purchase $500,000 in Preferred Stock. The parties anticipate that the amounts owned under the Bridge Note will be offset against the additional $500,000 loan. SGD would also have the ability to obtain 50% of the outstanding equity of the Company through the exercise of a warrant for nominal additional consideration. The proposal by SGD is currently under negotiation and there is no assurance that it will be consummated or it may be consummated on different terms.]

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

Item 3. CONTROLS AND PROCEDURES

      (a) Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our principal executive and financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) or Rule 15d-15(e) under the U.S. Securities Exchange Act of 1934, as amended) within 90 days of the filing date of this quarterly report and, based on their evaluation, our principal executive and financial officer have concluded that these controls and procedures are working now and our current period reports will be filed on time once we have finished filing the backlog of delinquent reports. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

      The Company is in default on $140,960 of its 10% Notes that matured at the end of 2001. The parties have had various negotiations in the past to settle. There is no assurance that this can be settled. At the date of this filing, the Company owed $140,960 in principal and $57,559 of accrued interest on this debt.

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


                                            DATAMETRICS CORPORATION
                                            ------------------------
                                            /s/ Daniel Bertram
                                            Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name                              Title                          Date
-------------------       ------------------------           ---------------
/s/ Daniel Bertram        Chief Executive Officer            November 17, 2005
-------------------
    Daniel Bertram

/s/ Rafik Moursalien      Controller                         November 17, 2005
-------------------
    Rafik Moursalien