Form 10QSB/A
period 2004-04-30
DATAMETRICS CORP
filed 2005-11-28
CIK 27082

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB/A

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

This amendment is filed to update 2 paragraphs regarding building financial data on pages 8 and 13 respectively.

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

      Pursuant to the proposal, SGD acquired the Company's real property in Orlando for $1,500,000 effective November 1, 2005. SGD and the Company entered into a five-year triple net lease with an annual rent obligation of approximately $150,000. On November 8, 2005, SGD also loaned the Company $200,000 pursuant to a promissory note secured by all the Company's assets and due on December 7, 2005 (the "Bridge Note"). The parties intend that certain indebtedness held by affiliates of the Company in the aggregate amount of $500,000 as well as approximately $2.9 million owed to DMTR will be converted to equity. Also, the $892,656 of currently outstanding Series A Preferred Stock plus accrued dividends will convert into Common Shares of the Company.

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

      Pursuant to the proposal, SGD acquired the Company's real property in Orlando for $1,500,000 effective November 1, 2005. SGD and the Company entered into a five-year triple net lease with an annual rent obligation of approximately $150,000. On November 8, 2005, SGD also loaned the Company $200,000 pursuant to a promissory note secured by all the Company's assets and due on December 7, 2005 (the "Bridge Note"). The parties intend that certain indebtedness held by affiliates of the Company in the aggregate amount of $500,000 as well as approximately $2.9 million owed to DMTR will be converted to equity. Also, the $892,656 of currently outstanding Series A Preferred Stock plus accrued dividends will convert into Common Shares of the Company.

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


                                            DATAMETRICS CORPORATION
                                            ------------------------
                                            /s/ Daniel Bertram
                                            Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name                              Title                          Date
-------------------       ------------------------           ---------------
/s/ Daniel Bertram        Chief Executive Officer            November 28, 2005
-------------------
    Daniel Bertram

/s/ Rafik Moursalien      Controller                         November 28, 2005
-------------------
    Rafik Moursalien