Form 10QSB
period 2004-07-31
DATAMETRICS CORP
filed 2005-11-30
CIK 27082

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 31, 2004

                                       or

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

Common Stock. $.01 Par Value -- 33,874,413 shares as of November 29, 2005.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes |_| No |X|

Index to Form 10-QSB

                                                                                            Page No.
Part I - Financial Information                                                             --------
         Item 1. Financial Statements (unaudited):

                  Consolidated Balance Sheet as of July 31, 2004                                 3
                  Consolidated Statements of Operations for the three Months
                           Ended July 31, 2004 and July 31, 2003                                 4
                  Consolidated Statements of Operations for the nine Months
                           Ended July 31, 2004 and July 31, 2003 Consolidated
                  Statements of Cash Flows for the nine Months
                           Ended July 31, 2004 and July 31, 2003                                 5

                  Notes to Consolidated Financial Statements                                     6-8

         Item 2. Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                   9
                  Results of Operations                                                          10-11
                  Liquidity and Capital Resources                                                11-12

         Item 3. Controls and Procedures                                                         13

Part II - Other Information
         Item 1.           Legal Proceedings                                                     14
         Item 2.           Unregistered Sales of Equity Securities and uses of funds.            14
         Item 3.           Defaults upon Senior Securities                                       14
         Item 4.           Submission of matters to a vote of security holders.                  14
         Item 5.           Other Information                                                     14
         Item 6.           Exhibits and Reports on Form 8-K                                      14

Certifications                                                                                   15-19

Signatures                                                                                       20

                           DATAMETRICS CORPORATION AND
                                   SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                   (unaudited)
                        (in thousands, except share data)

                                                                                         July 31,
                                                                                           2004
                                                                                         --------
ASSETS
Current Assets
         Cash                                                                            $     34
         Accounts receivable, net of allowance for doubtful accounts of $0                    383
         Inventory, net of allowance for obsolete inventory of $6,006                         682
         Other Current Assets                                                                  47
                                                                                         --------
                                   Total current assets                                     1,146

Property and Equipment
         Building and improvements                                                          1,112
         Furniture, Fixtures and computer equipment                                         1,195
         Land                                                                                 420
         Machinery and equipment                                                              547
                                                                                         --------
                    Total Property and Equipment                                            3,274
                    Less Accumulated Depreciation                                          (1,945)
                                                                                         --------
                                   Net Property and Equipment                               1,329

                                   Total Assets                                          $  2,475
                                                                                         ========

LIABILITIES AND STOCKHOLDERS DEFICIT
Current Liabilities
         PO's Received and Not Invoiced                                                  $     18
         Accounts Payable                                                                     655
         Accrued Expenses                                                                     693
         Deferred Revenue                                                                     144
         Warranty Reserve                                                                      61
         Current maturities of LT Debt                                                      3,095
                                                                                         --------
                                   Total Current Liabilities                                4,666

Long-Term Liabilities
         Loan Payable                                                                         739
         Refinance Cost                                                                      (206)
                                                                                         --------
                                   Total Long Term Liabilities                                533

                                                                                         --------
                                   Total Liabilities                                     $  5,199

Stockholders deficit:
         4% Cumulative Preferred Stock, $.01 par value ($940,485 aggregate liquidation
                    preference); 40,000,000 Authorized; 862,656 issued and outstanding          9
         Common Stock, $.01 par value; 800,000,000 shares
                    Authorized; 33,056,950 issued and 32,113,103 outstanding                  330
         Treasury Stock (943,847 shares at cost)                                             (120)
         Additional Paid In Capital                                                        58,253
         Accumulated Deficit                                                              (61,196)
                                                                                         --------

                                   Total Stockholders Deficit                              (2,724)

                                   Total Liabilities and Stockholders Deficit            $  2,475
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



                           DATAMETRICS CORPORATION AND
                                   SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATION
                                   (unaudited)
                      (in thousands, except per share data)

                                                             Three Months Ended                   Nine Months Ended
                                                           July 31,         July 31,          July 31,           July 31,
                                                            2004             2003              2004               2003
                                                     ---------------    ---------------    ---------------    ---------------
Sales                                                          1,252                935              3,287              2,669

Cost of Sales                                                    780                662              2,537              1,821
                                                     ---------------    ---------------    ---------------    ---------------
Gross Profit                                                     472                273                750                848

Selling, general and administrative
         Personnel and Related Costs                             292                358                844              1,159
         Other                                                    63                145                238                469
                                                     ---------------    ---------------    ---------------    ---------------
         Total Selling, General and Administrative               355                503              1,082              1,628
                                                     ---------------    ---------------    ---------------    ---------------
Income (Loss) from Operations                                    117               (230)              (332)              (780)

Other income and expense                                        (107)                60               (316)               (84)
                                                     ---------------    ---------------    ---------------    ---------------

         Net Income (Loss)                           $            10    $          (170)   $          (648)   $          (864)
                                                     ===============    ===============    ===============    ===============


Loss per share of common stock;
         basic and diluted                           $         0.000    $        (0.007)   $        (0.020)   $        (0.044)
                                                     ===============    ===============    ===============    ===============

Weighted avg. no. of shares outstanding
         basic and diluted                                    32,113             23,980             32,113             19,690
                                                     ===============    ===============    ===============    ===============


 The accompanying "Notes to Consolidated Financial Statements" form an integral part of these statements.

                             DATAMETRICS CORPORATION
                                 AND SUBSIDIARY
                       CONSOLIDATED CASH FLOWS STATEMENTS
                                   (unaudited)
                      (in thousands, except per share data)

                                                                                       Nine Months Ended
                                                                                 July 31           July 31
                                                                                  2004               2003
                                                                            ---------------    ---------------
Cash Flows from Operating Activities:
         Net Loss                                                                      (648)              (864)
         Adjustments to reconcile net loss to net cash provided by
                  (used in) operating activities:
         Depreciation Expense                                                            42                 46
         Amortization of Refinancing Costs                                              154                 25
         Expenses Paid from Warrant Exercise                                            270
         Expenses Paid from Preferred Stock Proceeds                                     50
         Allowance for Bad debts                                                        (25)              (125)
         Allowance for Obsolete Inventory                                                --                 (5)
Changes in assets and liabilities:
         Accounts receivable                                                           (186)              (149)
         Inventories                                                                    105               (272)
         Prepaid expenses and other current assets                                      (37)                --
         Accounts Payable                                                              (151)              (117)
         Accrued Expenses                                                                20                524
         Other Current Liabilities                                                       18                 --
         Deferred Revenue                                                              (228)               420
                                                                            ---------------    ---------------
                  Net cash provided by (used in) operating activities                  (886)              (247)

Cash Flows from Financing Activities:
         Proceeds from exercise of Warrants                                              --                193
         Proceeds from issuance of preferred stock                                      844
         Payments on loan payable                                                       (34)               (28)
                                                                            ---------------    ---------------
                  Net cash provided by (used in) financing activities                   810                165

                  Net increase (decrease) in cash                                       (76)               (82)
                  Cash at the beginning of the period                                   110                 97
                                                                            ---------------    ---------------

                  Cash at the end of the period                                          34                 15
                                                                            ===============    ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for Interest paid, net:                                     123                 91

Treasury stock obtained when associates surrendered stock certificates in exchange for forgiveness of advances owed to the
Company                                                                                  --                119

Cost of Refinancing paid by exercise of Warrants                                         --                513

Expenses paid by exercise of Warrants                                                    --                270

 The accompanying "Notes to Consolidated Financial Statements" form an integral part of these statements.

                             DATAMETRICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  July 31, 2004
                                   (Unaudited)

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

Inventories as of July 31, 2004 consist of the following:

                                        (in thousands)
                                       ---------------
Inventories Parts and sub-assemblies               514
Work in Process                                    168
Obsolete Inventory                               6,006
                                       ---------------
Total Inventory                                  6,688

Reserve for Obsolete Inventory                  (6,006)
                                       ---------------

Net Inventory                                      682


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

3. DEBT STRUCTURE / SUBSEQUENT EVENTS

         On January 31, 2003, long-term debt of $2,900,000 plus accrued interest matured. The Company was unable to pay this obligation and is in default on this debt. As of February 25, 2005, various members of DMTR, LLC, former senior priority note-holders, and several others exercised approximately 11,782,455 warrants. Proceeds from those exercised prior to July 31, 2003 were used to pay overdue interest expense and other obligations of the Company of approximately $784,000 and provided cash inflow of $193,000 to the Company. A Standstill Agreement with DMTR, LLC was agreed upon, which provides for the creditor to forego any of its default rights as long as the parties continue to negotiate in good faith to restructure this obligation. Pursuant to a standstill agreement, as amended, the creditor may terminate the negotiations and the Standstill Agreement at any time after January 31, 2005 at its sole discretion if it determines that the Company is no longer negotiating in good faith to restructure the Company's obligations to the creditor. Negotiations for the restructure are ongoing at this time. At July 31, 2004, this debt is reported net of unamortized refinancing costs of $206,000. These costs arose from Warrants issued as part of the negotiations to restructure the debt.

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

4. SERIES A CUMULATIVE CONVERTIBLE REDEEMABLE PREFERRED STOCK

         The Company has authorized the issuance of up to 1,500,000 shares of Series A preferred stock, $.01 par value, of which 892,656 were issued as of July 31, 2004. The stock has voting privileges and is redeemable at any time, solely at the option of the holder, into common stock of the Company at a price determined by the terms disclosed in the Certificates. The stock provides the holders the right to receive dividends payable in cash or common stock at an interest rate of 4% per annum. The dividend is cumulative and has priority over any other class of stock of the Company. The holders also have certain priorities over other stockholders in the event of a liquidation of the Company. There were no dividends in arrears at July 31, 2004.

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

         For the nine months ended July 31, 2004, the Company experienced slower than expected receipt of orders despite an increase in military / defense spending by the United States government. Many of the military programs from which the Company anticipates generating its revenue have been rescheduled and military priorities have been reconsidered to account for short, medium, and long-term needs. The Company expects to see an increase in order activity in the following quarters and attributes the delay in orders due to a focus on budget spending for troops and munitions in the war effort in Afghanistan and Iraq. The following phases in this war and projected increase in overall military / defense spending will likely entail more sophisticated surveillance techniques and equipment, which will require data processing and peripheral equipment much like we currently supply for the AWACS, P3 Orions aircraft and the armed forces.

                              RESULTS OF OPERATIONS

                 Three Month Period Ended July 31, 2004 Compared
                    To Three Month Period Ended July 31, 2003

     Sales for the quarter ended July 31, 2004 were $1,252,000 an increase of $317,000 or 34%, compared with sales of $935,000 in the same period in the prior fiscal year.

     Cost of sales for the quarter ended July 31, 2004 was $780,000 (62% of sales), an increase of $118,000 or 28%, compared with $662,000 (71% of sales) for the same period in the prior fiscal year. Gross profit percentage for 2004 was 38%, compared with a gross profit percentage of 29% for the same period in 2003.

     Selling, general and administrative ("SG&A") expenses for the quarter ended July 31, 2004 were $355,000 (28% of sales) a decrease of $148,000 or 29%, compared with $503,000 (54% of sales) for the same period in the prior fiscal year. The Company reevaluated its labor cost in 2004 and determined that certain employee functions were more accurately reflected as cost of sales expense, as opposed to selling, general and administrative expense as reported in 2003. The decrease is due to lower administrative and support staff expenses throughout the Company and labor reclassifications.

     Net interest expense amounted to $107,000 for the quarter ended July 31, 2004 compared with net interest expense of $107,000 for the same period in the prior year. No significant changes have occurred in terms of debt refinancing between the two years. The reduction of interest expense on debt has been offset by an increase in amortized refinancing costs for the period.

     The net profit for the quarter ended July 31, 2004 amounted to $10,000 compared with a net loss of $170,000 for the same period in the prior year. The improvement for the current quarter is attributable to significantly smaller inventory adjustments and reduction in SG&A expense as stated above.

                 Nine Month Period Ended July 31, 2004 Compared
                    To Nine Month Period Ended July 31, 2003

     Sales for the nine months ended July 31, 2004 were $3,287,000 an increase of $618,000 or 23%, compared with sales of $2,669,000 in the same period in the prior fiscal year. The increase in sales for the nine months ended July 31, 2004 is primarily attributable to the Company refocusing its efforts on regaining market share of its core business - ruggedized equipment for military applications.

     Cost of sales for the nine months ended July 31, 2004 was $2,537,000 (77% of sales), an increase of $716,000 or 39%, compared with $1,821,000 (68% of sales) for the same period in the prior fiscal year. Gross profit percentage for 2004 was 23%, compared with gross profit percentage of 32% for the same period in 2003. This is as a result of the revaluation of overhead.

     Selling, general and administrative ("SG&A") expenses for the nine months ended July 31, 2004 were $1,082,000 (33% of sales) a decrease of $546,000, or 33%, compared with $1,628,000 (61% of sales) for the same period in the prior fiscal year. The decrease is due to lower administrative and support staff expenses throughout the Company and revaluation of overhead rate.

     Net interest expense amounted to $332,788 for the nine months ended July 31, 2004 compared with net interest expense of $251,000 for the same period in the prior year. Even though long-term debt is lower in 2004 than 2003, interest expense increased. In 2003, the Company was negotiating debt relief with holders of the debt. During that time, the debt holders agreed to forgive interest expense earned during the period of negotiation. Interest charges resumed under the stated terms of the debt later in 2003. Additionally, 2004 interest expenses reflect the effects of amortization of refinancing costs incurred late in 2003.

     The net loss for the nine months ended July 31, 2004 amounted to $648,000 a decrease in losses of $216,000 compared with a net loss of $864,000 for the same period in the prior year. The reduced loss for the current period is attributable to significantly smaller write-downs and lower costs associated with G&A.

LIQUIDITY AND CAPITAL RESOURCES

         The Company continues to have substantial debt that was due in 2002 and 2003. Although the Company has generated cash flow to sustain current operations, the debt obligations of previous periods have not been met. As a result, additional capital is required to meet its prior period debt obligations.

         Effective January 31, 2001, DMTR LLC ("DMTR")(an entity whose managing member is Bruce Galloway, the Company's Ex Chairman) provided the Company with a line of credit in the maximum amount of $798,860 (the "Line of Credit"). Accordingly, the Company was initially obligated to DMTR in the aggregate amount of $3,600,000 (comprised of $1,496,140 on the senior bank loan assigned from Branch Banking and Trust Company (the "Senior Bank Loan"), $1,305,000 on certain bridge financing assigned to DMTR and $798,860 on the Line of Credit). These obligations are secured by all of the assets of the Company. In April 2001, DMTR agreed to forgive $700,000 of principal obligations in exchange for the issuance of 14,000,000 shares of common stock or 700,000 shares on a post reverse stock split. On January 31, 2003, the obligations in the principal amount of $2.9 million plus accrued interest matured. As additional consideration for the financing provided by DMTR, the Company issued a Warrant to DMTR to acquire up to 7,000,000 shares of the common stock on a fully diluted basis with an exercise price of $1.00 per share, to be exercised through January 31, 2007. The exercise price was subsequently lowered to $.075 per share.

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

         In addition, the Company and SGD have proposed that SGD loan the Company an additional $500,000 and purchase $500,000 in Preferred Stock. The parties anticipate that the amounts owned under the Bridge Note will be offset against the additional $500,000 loan. SGD would also have the ability to obtain 50% of the outstanding equity of the Company through the exercise of a warrant for nominal additional consideration. The proposal by SGD is currently under negotiation and there is no assurance that it will be consummated or it may be consummated on different terms.

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


                                            DATAMETRICS CORPORATION
                                            ------------------------
                                            /s/ Daniel Bertram
                                            Chief Executive Officer


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name                               Title                           Date
-------------------        ------------------------           ---------------
/s/ Daniel Bertram         Chief Executive Officer            November 29, 2005
-------------------
    Daniel Bertram

/s/ Rafik Moursalien       Controller                         November 29, 2005
-------------------
    Rafik Moursalien