Form 10KSB
period 2004-10-31
DATAMETRICS CORP
filed 2006-02-21
CIK 27082

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-KSB

                                   (Mark One)

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended October 31, 2004

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

                   1717 Diplomacy Row, Orlando, Florida 32809
                -------------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code:  (407) 251-4577
                                                     --------------

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                 Name of each exchange on which registered
- -------------------                 -----------------------------------------
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

State Issuer's revenues for its most recent fiscal year:
                                                        Gross Sales - $4,443,078


State the number of shares outstanding of the Registrant's Common Stock ("Common Stock"), as of the latest practicable date: 32,113,103 shares of Common Stock as of February 11, 2006.

The aggregate market value of the common equity of the company held by non-affiliates as of February 11, 2006 was $1,016,232.

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

      In December 2001, the Company acquired Peripheral Equipment Corporation
(PEC) as a wholly owned subsidiary. The Company sought to gain certain market synergies with PEC to strengthen the Company's performance and product offerings, specifically in the area of LCD Flat Screen Monitors and VME enclosures. The Company combined operations with PEC under the Datametrics name. PEC is now inactive and no longer operates as a separate entity.

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

COMPETITION

      The primary business of the company is the design and manufacture of application-specific products for military/defense applications and programs. As such, the company is often a sole-sourced provider of goods and services. The focus of the company is focused more on collaborating with its customers for products that meet applications rather than marketing specific products. As such, the company's success is much more dependant on its collaborative efforts with its customers than bidding against competitors. Overall, when in competitive situations, because of the breadth of The Company's product line, the Company competes with different companies for various products. For its chassis' the Company competes with ELMA, AP Labs and Carlo Gavazzi. The Company competes with Barco for monitors and with Miltope for printers.

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

      o     Reputation for prompt and responsive contract performance; and

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

      In Fiscal 2004, the Company's largest customers were the U.S. Government, Lockheed Martin Corp., Northrop Grumman Corp., and Raytheon Company. The loss of any one of these customers could have a material adverse impact on the Company's operations and financial condition. The Company believes that it has a good reputation with its customers for quality and delivery of its products and services.

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

BACKLOG

      The Company's backlog of funded orders not yet recognized as revenue at October 31, 2003 and October 31, 2004 was approximately $3,360,374 and $1,727,367 respectively. The entire backlog at October 31, 2003 was realized during the fiscal year ending October 31, 2004.


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

EMPLOYEES

      The Company employed 36 persons on a full-time basis as of October 31, 2004, compared to 37 persons on a full-time basis as of October 31, 2003. A union does not represent any of the Company's employees nor is the Company subject to a collective bargaining agreement. The Company considers relations with its employees to be good.

OTHER MATTERS

      The business of the Company is not subject to seasonal fluctuations.

      DataMetrics was incorporated in California in October 1962 and was reincorporated in Delaware in April 1987. The Company's corporate offices and manufacturing facilities are located at 1717 Diplomacy Row, Orlando, Florida, 32809.

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


RECENT DEVELOPMENTS

On December 30, 2005, the Company converted certain debt and all of its outstanding shares of Series A Cumulative Convertible Redeemable Preferred Stock (the "Series A Preferred Stock" into Common Stock of the Company (the "Restructuring") as follows:

      (a) Pursuant to a Loan Termination and Conversion Agreement between the Company and DMTR, LLC ("DMTR"), DMTR agreed to convert debt owed to DMTR by the Company (which debt consisted of an aggregate principal amount of $2,900,000 and accrued, but unpaid interest on the unpaid principal amount ) (the "DMTR Loan") into 244,736,145 shares of common stock of the Company. DMTR also agreed to terminate its security interest in the Company's assets that it held as security for the DMTR loan. The 244,736,145 shares do not give effect to a proposed one (1) for thirty (30) reverse stock-split which the Company intends to consummate in February 2006 as described below (the "Reverse Stock Split").

      (b) The Company and the holders of the Company's issued and outstanding 892,652 shares of Series A Preferred Stock, representing all of the issued and outstanding shares of Series A Preferred Stock of the Company, converted such shares into 48,927,229 shares of common stock of the Company, before giving effect to the Reverse Stock Split.

      In connection with the Restructuring, on December 30, 2005 the Company entered into a Series B Preferred Stock and Warrant Purchase Agreement (the "Purchase Agreement") with SG DMTI Capital LLC ("SG"), pursuant to which SG purchased 500,000 shares of the Company's Series B Preferred Stock and has the right to purchase an additional 500,000 shares of Series B Preferred Stock at a price of $1.00 per share. Pursuant to the Purchase Agreement, on December 30, 2005, the Company issued SG 500,000 shares of Series B Preferred Stock in exchange for the cancellation of an aggregate of $499,563 in principal and $467 in accrued interest on certain promissory notes (the "Notes") issued by the Company and held by SG. The obligation of SG to purchase additional shares of Series B Preferred Stock is contingent upon the satisfaction of certain conditions, including:

      (a) the Company shall be current and shall have timely filed with the SEC reports, schedules, registration statements and definitive proxy statements that the Company is required to file with the SEC; and

      (b) the Company shall have been in compliance with a budget in accordance with the Purchase Agreement for at least 6 months;

      Upon satisfaction of the aforementioned conditions, the Company will have the right to request SG to purchase an additional 125,000 shares of Series B Preferred Stock for $125,000 for each quarter in which the Company's quarterly revenues for the fiscal quarter immediately preceding it are of at least $1,500,000, and/or the Company's average quarterly revenues for the two fiscal quarters immediately preceding it are of at least $1,500,000. In the event that the Company should not meet the $1,500,000 threshold in any fiscal quarter, but the average quarterly revenues of this quarter and the fiscal quarter immediately following it are of at least $1,500,000, then the Company will have the right to request SG to purchase an additional 250,000 shares of Series B Preferred Stock for $250,000.

ITEM 2. PROPERTIES.

      The Company's operations are conducted from a 43,000 square foot manufacturing facility in Orlando Florida, which the Company purchased in December 1997. The Company consolidated all of its operations to this location in 2001. The Company had a mortgage with SouthTrust Bank with an outstanding balance of $779,782 as of October 31, 2004. The property is adequately insured.

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

      None

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

The high and low sales for the Common Stock are set forth in the following table.

Fiscal 2005                                                                      High                    Low
October 31           ..................................                         $0.025                  $0.021

July 31              ..................................                         $0.025                  $0.021

April 30             ..................................                         $0.045                  $0.021

January 31           ..................................                          $0.080                 $0.030


Fiscal 2004                                                                      High                    Low

October 31           ..................................                         $0.060                  $0.035

July 31              ..................................                         $0.055                  $0.030

April 30             ..................................                         $0.140                  $0.045

January 31           ..................................                          $0.090                 $0.020


Fiscal 2003                                                                      High                    Low

October 31           ..................................                         $0.150                  $0.014

July 31              ..................................                         $0.030                  $0.013

April 30             ..................................                         $0.170                  $0.010

January 31           ..................................                          $0.160                 $0.040

Fiscal 2002                                                                      High                    Low
October 31           ..................................                          $0.41                  $0.070

July 31              ..................................                          $1.31                  $0.200

April 30             ..................................                          $2.20                   $0.70

January 31           ..................................                          $1.80                   $0.70

      There were approximately 720 stockholders of record as of December 10, 2005. No cash dividends have been paid to Common Stockholders since the Company was founded, and the Company does not intend to do so in the foreseeable future.

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

RESULTS OF OPERATIONS

      Fiscal Year 2004 Compared With Fiscal Year 2003.

      Sales for the year ended October 31, 2004 were $4,443,000 an increase of $963,000 or 28% compared with sales of $3,480,000 in the prior fiscal year. The increase in sales for the year is primarily attributable to the Company refocusing its efforts on regaining market share of its core business - ruggedized equipment for military applications.

      Cost of sales for the year ended October 31, 2004 was $3,323,000 (75% of sales); an increase of $763,000 or 30% compared with $2,560,000 (74% of sales) for the prior fiscal year. The increase in Cost of sales is due to a corresponding increase in Sales.

      Selling, General and Administrative (SG&A) expenses for the year ended October 31, 2004, were $1,371,000 (31% of sales) a decrease of $516,000 or 27%, compared with $1,887,000 (54% of sales) for the same period in the prior fiscal year. Significant decreases in insurance costs, and professional fees contributed to the reduction.

      Net interest expense was $470,000 for the year ended October 31, 2004 compared with net interest expense of $435,000 for the prior year. Even though long-term debt is lower in 2004 than 2003, interest expense increased. In 2003, the Company was negotiating debt relief with holders of the debt. During that time, the debt holders agreed to forgive interest expense earned during the period of negotiation. Interest charges resumed under the stated terms of the debt later in 2003. Additionally, 2004 interest expenses reflect the effects of amortization of refinancing costs incurred late in 2003.

      The net loss for the year ended October 31, 2004 amounted to $623,000 an improvement of $1,382,000 or 69% compared with a loss of $2,005,000 for the prior fiscal year. The reduced loss for the current period is attributable to significantly smaller write-downs, cost reduction measures, and lower costs associated with G&A. The reversal and reentry into the Defense market has been difficult as the typical sales cycle for a military program is 18-24 months. DataMetrics currently has a sales and marketing team comprising experienced technical professionals dedicated to the task of developing this market once again.

      Management has determined that, based on the Company's historical losses from recurring operations, the Company will most likely not recognize its net deferred tax assets at October 31, 2004. Ultimate recognition of these tax assets is dependent, to some extent, on the future revenue levels and margins of the Company. It is the intention of management to assess the appropriate level for the valuation allowance each quarter.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's principal capital requirements have been to fund working capital and the payment of long-term debt. The Company has relied primarily on internally generated funds, private placement proceeds, and subordinated debt to finance its operations.

      Net cash used in operations was $816,000 in 2004 and $405,000 was used in 2003. The change from 2003 to 2004 was due to ongoing losses and reentry into the military market.

      Net cash used in investing activities was $0 in 2004 and 2003, respectively.

      Net cash provided by financing activities were $796,000 and $418,000 in 2004 and 2003, respectively. The change from 2003 to 2004 was primarily related to the issuance of preferred stock in fiscal year 2004.

      The Company continues to have substantial debt that was due in 2003 and 2004. Although the Company has generated much of the cash flow through equity transactions to sustain current operations, the debt obligations of previous periods have not been met. As a result, additional capital and a significant restructuring will be required to meet its prior period debt obligations.

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

      On December 30, 2005, the Company converted certain debt and all of its outstanding shares of Series A Cumulative Convertible Redeemable Preferred Stock (the "Series A Preferred Stock" into Common Stock of the Company (the "Restructuring") as follows:

      (c) Pursuant to a Loan Termination and Conversion Agreement between the Company and DMTR, LLC ("DMTR"), DMTR agreed to convert debt owed to DMTR by the Company (which debt consisted of an aggregate principal amount of $2,900,000 and accrued, but unpaid interest on the unpaid principal amount ) (the "DMTR Loan") into 244,736,145 shares of common stock of the Company. DMTR also agreed to terminate its security interest in the Company's assets that it held as security for the DMTR loan. The 244,736,145 shares do not give effect to a proposed one (1) for thirty (30) reverse stock-split which the Company intends to consummate in February 2006 as described below (the "Reverse Stock Split").

      (d) The Company and the holders of the Company's issued and outstanding 892,652 shares of Series A Preferred Stock, representing all of the issued and outstanding shares of Series A Preferred Stock of the Company, converted such shares into 48,927,229 shares of common stock of the Company, before giving effect to the Reverse Stock Split.

      In connection with the Restructuring, on December 30, 2005 the Company entered into a Series B Preferred Stock and Warrant Purchase Agreement (the "Purchase Agreement") with SG DMTI Capital LLC ("SG"), pursuant to which SG purchased 500,000 shares of the Company's Series B Preferred Stock and has the right to purchase an additional 500,000 shares of Series B Preferred Stock at a price of $1.00 per share. Pursuant to the Purchase Agreement, on December 30, 2005, the Company issued SG 500,000 shares of Series B Preferred Stock in exchange for the cancellation of an aggregate of $499,563 in principal and $467 in accrued interest on certain promissory notes (the "Notes") issued by the Company and held by SG. The obligation of SG to purchase additional shares of Series B Preferred Stock is contingent upon the satisfaction of certain conditions, including:

      (a) the Company shall be current and shall have timely filed with the SEC reports, schedules, registration statements and definitive proxy statements that the Company is required to file with the SEC; and

      (b) the Company shall have been in compliance with a budget in accordance with the Purchase Agreement for at least 6 months;

      Upon satisfaction of the aforementioned conditions, the Company will have the right to request SG to purchase an additional 125,000 shares of Series B Preferred Stock for $125,000 for each quarter in which the Company's quarterly revenues for the fiscal quarter immediately preceding it are of at least $1,500,000, and/or the Company's average quarterly revenues for the two fiscal quarters immediately preceding it are of at least $1,500,000. In the event that the Company should not meet the $1,500,000 threshold in any fiscal quarter, but the average quarterly revenues of this quarter and the fiscal quarter immediately following it are of at least $1,500,000, then the Company will have the right to request SG to purchase an additional 250,000 shares of Series B Preferred Stock for $250,000.

      In addition, the Company and SGD have proposed that SGD loan the Company an additional $500,000 and purchase $500,000 in Preferred Stock. The parties anticipate that the amounts under the Bridge Note will be offset against the additional $500,000 loan. SGD would also have the ability to obtain 50% of the outstanding equity of the Company through the exercise of a warrant for nominal additional consideration. The proposal by SGD is currently under negotiation and there is no assurance that it will be consummated or it may be consummated on different terms.

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


ITEM 8B - OTHER INFORMATION

         NONE

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS

      Management is vested in DataMetrics' Board of Directors and officers. At each Annual Meeting, shareholders are to elect Directors. Each newly elected Director holds office until the succeeding annual meeting and until the election and qualification of his or her successor. The officers of the Company hold office at the discretion of the Board of Directors. There was no annual meeting of shareholders in 2004.

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

      Edward Kroning, Corporate Secretary and Sales Cell Leader. A graduate of the University of Central Florida, Mr. Kroning came to DataMetrics(TM) with over 14 years of experience in purchasing, inventory and material and production planning. Prior to his arrival at DataMetrics(TM), he was Director of Material and Planning at Tri-Tech Electronics, Inc., an industry leader in custom and build to print military and commercial interconnect systems.

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


      The audit committee of the Company is comprised of Thomas Leonardis. [The second member of the audit committee resigned as a director in the Spring of 2003 and has not yet been replaced]. The audit committee has met three times during FYE 2004. We currently do not have a financial expert as that term is defined under Reg. S-B, ITEM 401 (e). The Company is diligently searching for another Independent Director with the requisite financial expertise to become part of the Audit Committee.

All Directors attended all of the Board of Director meetings in 2004.

BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, directors and persons who own more than ten percent of the Company's common shares to file reports of ownership with the SEC and to furnish the Company with copies of these reports. Based solely upon its review of reports received by it, or upon written representations from certain reporting persons that no reports were required, the Company believes that no one in the above categories failed to file the required reports.


CODE OF ETHICS

         The Code of Ethics is filed with the SEC as Exhibit 21.2.

ITEM 10. EXECUTIVE COMPENSATION

      The following table shows, for the fiscal year ended October 31, 2004, the compensation earned by the current Chief Executive Officer of the Company.

                          SUMMARY COMPENSATION SCHEDULE
                               ANNUAL COMPENSATION

                                                   Long Term Compensation
                                                   ----------------------
                                                   Awards                                             Payouts
                                                   --------                                           --------
                                                                                      Securities
                                                                                      Underlying
Name and                                           Other               Restricted     Options and     LTIP **    All
Principal           Fiscal      Base               Annual              Stock Awards   Warrants        Payouts    Other
Position            Year        Salary      Bonus  Compensation        ($)            (#)             ($)        Compensation
---------           -----       ------      -----  ------------        ------------   -----------     -------    ------------
Daniel Bertram       2004        $144,000      -   $ 14,400 (3)             -              -             -           - (4)
(1)(2)
(1)(2)

Daniel Bertram       2003        $144,000      -   $ 14,400 (3)        $ 7,244 (8)         -             -           - (4)
(1)(2)                                                                 $30,926 (9)

(1)(2)

Daniel Bertram       2002        $144,000      -   $ 14,400 (3)        $41,000 (7)     150,000 (6)        -          - (4)
(1)(2)
(1)(2)

Daniel Bertram       2001        $144,000      -   $  7,200 (3)             -        3,000,000 (5)        -          - (4)
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

(7)   Stock Bonus of 2,041,365 shares at $.02 per share

(8)   Stock Bonus of 241,455 shares at $.03 per share in May of 2003

(9)   Stock Bonus of 2,061,765 shares at $.015 per share issued May 31, 2003

              AGGREGATED OPTION/SAR* EXERCISES IN LAST FISCAL YEAR
                          AND FY END OPTION/SAR VALUES

                    Shares                                              Number of Exercisable        Value of Unexercised
                    Acquired on                    Value                Securities Underlying        In-the-money Options
Name                Exercise                       Realized             Unexercised Options at       At FY-End Exercisable
                                                                        FY-End
------------        --------------------           ----------------     ----------                   ----------
Daniel Bertram      None                           Not Applicable      150,000                       0

DIRECTOR COMPENSATION

      In November 2001, the Company authorized the issuance of shares of common stock to Messrs. Galloway, Bertram and Herman. In lieu of issuing stock on June 11, 2002, the Company awarded options to purchase the same number of shares of common stock to Messrs. Bertram, Galloway and Herman. The exercise price was $.0258 per share (50% of the average closing bid price per share of common stock for the first 30 trading days after the effectiveness of the reverse split). Messrs. Bertram and Galloway each received incentive options for 2,041,365 shares of common stock. Mr. Herman received options for 765,512 shares in consideration for his work in the restructuring of the Company's capital structure in 2001 and 2002. Effective June, 2003, the Company canceled the options and issued Messrs. Galloway, Bertram and Herman the shares otherwise issuable under the options in consideration for their services to the Company and the cancellation of the options and the underlying shares were issued to Bertram, Galloway and Herman. Mr. Galloway transferred a portion of his shares to Mr. Herman. Options to purchase 255,171 shares were also granted to Mr. Friedenberg (who was a director as of October 31, 2002 but has subsequently resigned), which options were subsequently canceled and the underlying shares issued to Mr. Friedenberg.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTER

      The following table sets forth, as of February 10, 2006 the number and percentage of shares of the Company's Common Stock owned beneficially, by class and on a combined basis, by (i) each current director, (ii) each executive officer, (iii) all executive officers and directors as a group, and (iv) each person who is known by us to own beneficially more than 5% of our Common Stock. Except as otherwise indicated, the beneficial owners listed in the table have sole voting and investment powers with respect to the shares. The table below refers only to common stock.

                                                          Number of Shares            Percent of Shares
Name of Beneficial Owner                                 Beneficially Owned           Beneficially Owned
--------------------------------------------        ----------------------------------------------------------
SG DMTI Capital, LLC                        (1)             386,314,860                     54.2%
DMTR, LLC                                   (1)             245,436,145                     75.2%
Daniel Bertram                              (2)              2,303,220                       0.7%
Bruce Galloway                              (2) (3)          1,879,928                       0.5%
Gary Herman                                 (2) (4)          1,320,000                       0.3%
Ed Kroning                                  (2)               256,048                        0.1%
                                            (5)
Rafik Moursalien                            (2)                  0                            0%
Thomas Leonardis                            (2)                  0                            0%

All Executive Officers &
Directors as a Group                                         5,759,196                       1.6%

Notes:

(1) Giving effect to the Warrant for 386,314,860 shares, the shareholder would own 54.2% of the common stock of the Company. SG Phoenix Ventures LLC is the managing member of SG DMTI Capital LLC. SG Phoenix Ventures LLC disclaims beneficial ownership of such securities beneficially owned by SG DMTI Capital LLC. Philip S. Sassower and Andrea Goren are managing members of SG Phoenix Ventures LLC, and each are members of DMTR, owning one-seventh of the membership interests of DMTR Messrs. Sassower and Goren disclaim beneficial ownership of such securities beneficially owned by SG DMTI Capital LLC and DMTR.

(2) The addresses of each of these persons is c/o Datametrics Corporation, 1717 Diplomacy Row, Orlando, Florida 32809.

(3) Mr. Galloway is the managing member of DMTR. Mr. Galloway disclaims beneficial ownership of the shares owned by DMTR. His ownership includes 1,634,928 shares he owns directly and 245,000 shares of common stock over which Mr. Galloway has indirect beneficial ownership.

(4) Includes 120,000 shares of common stock issued to Digital Creative Development Corporation, of which Mr. Herman is Chairman and Chief Executive Officer.

(5)   Includes 14,592 shares of common stock jointly owned with Karen Kroning.

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
--------          ------------       -------------------   --------------------

Approved by
Shareholders               None             None                 None

Not approved
By Shareholder   s         None             None                 None

      The Company does not know of any arrangements that may result in a change in control of the Company, except for the security interest of DMTR LLC in substantially all of the assets of the Company. See Note 11, Subsequent Events for more details.

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

      Effective January 31, 2001, DMTR and the Company executed loan documents to provide the Company with a line of credit in the maximum amount of $798,860 (the "Line of Credit"). Accordingly, the Company (assuming a draw of the entire Line of Credit) is obligated to DMTR in the aggregate amount of $3,600,000 (comprised of $1,496,140 on the senior bank loan assigned from Branch Banking and Trust Company, $1,305,000 on certain bridge financing and $798,860 on the Line of Credit). The Line of Credit has a term of two years with interest (payable monthly) at the Base Rate of Citibank, N.A. plus 100 basis points and is secured by all assets of the Company,. To the extent such assets and stock are pledged to secure the Senior Bank Loan and the Bridge Financing, the security for the Line of Credit is subject to such prior security interests. The Company is also obligated to make mandatory prepayments of the principal of the Line of Credit on a monthly basis to the extent the Company has available cash in excess of $200,000. Simultaneously with the closing of the Line of Credit, DMTR agreed to modify the terms of the Senior Bank Loan and the Bridge Financing to conform those terms to the terms of the Line of Credit.

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

      On February 28, 2002, the Company awarded options to purchase shares of common stock to Messrs. Bertram, Galloway and Herman. While the Company's Board of Directors initially authorized the issuance of stock, the individuals elected to accept options. Messrs. Bertram and Galloway each received options for 2,041,365 shares of common stock as management incentive options. Mr. Herman received options for 765,512 shares in consideration for his work in the restructuring of the Company's capital structure in 2001 and 2002. The exercise price was $0.24 per share. Effective June, 2003, the Company canceled the options and issued Messrs. Galloway, Bertram and Herman the shares otherwise issuable under the options in consideration for their services to the Company. Mr. Galloway transferred a portion of his shares to Mr. Herman. As such, Messrs. Bertram, Galloway and Herman have 2,061,765, 1,634,927 and 1,200,000 shares respectively.

      Recent developments in 2005 with respect to the loan from DMTR and the restructuring of the Company's capital structure with other affiliated parties is described under "Business - Recent Developments"

ITEM 13 EXHIBITS, LISTS AND REPORTS ON FORM 8-K

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

10.24 Form of Letter of Acceptance relating to Exchange Offer to holders of the Company's 10% Subordinated Notes (incorporated by reference to the Registrant's Form 10-K filed on February 13,
               2001).

10.25 Agreement and Plan of Merger between the Company, PEC and Merger subdued November 19, 2001 (incorporated by reference from the Form 8-K filed on December 5, 2001),(incorporated by reference to the Registrant's Form 10-K filed on February 13, 2001).


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

21.1           List of Subsidiaries.

21.2 DataMetrics Corporation Code of Ethics (incorporated by reference to Exhibit 21.2 on the Registrant's Form 10-K filed on September 30, 2005).

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

99.9 Press Release (incorporated by reference to Exhibit 99.1 to Registrant's Form 8-K filed on August 18, 2000).

99.10 Press Release (incorporated by reference to Exhibit 99.2 to Registrant's From 8-K filed on August 18, 2000). 0 99.11 Certification of Daniel Bertram, Chief Executive Officer, under the Sarbanes-Oxley Act of 2002 dated July 18, 2005.

99.12 Certification of Rafik Moursalien, Controller, under the Sarbanes-Oxley Act of 2002 dated July 18, 2005.


(b) Reports on Form 8-K - None

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                   Form 10-KSB
                                                                           Page



Report of Independent Registered Public Accounting Firm...............        31

Consolidated Balance Sheet............................................        32

Consolidated Statements of Stockholders Equity (Deficit)..............        33

Consolidated Statements of Operations.................................        34

Consolidated Statements of Cash Flows.................................        35

Notes to the Consolidated Financial Statements........................     36-45

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee, Board of Directors and Stockholders
DataMetrics Corporation and Subsidiary
Orlando, Florida

We have audited the accompanying consolidated balance sheet of DataMetrics Corporation and Subsidiary as of October 31, 2004, and the related consolidated statements of operations, stockholders' deficits, and cash flows for the years ended October 31, 2004 and October 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DataMetrics Corporation and Subsidiary as of October 31, 2004, and the results of its operations and its cash flows for the years ended October 31, 2004, and October 31, 2003 in conformity with accounting principles generally accepted in the United States of America.



/s/ Davis, Monk & Company
---------------------------
DAVIS, MONK & COMPANY

Gainesville, Florida
January 26, 2006

                     DataMetrics Corporation and Subsidiary
                           Consolidated Balance Sheet
                                October 31, 2004
                                 (in thousands)

                                                                                               Oct 31,
                                                                                                2004
                                                                                              ----------
ASSETS
Current Assets
           Cash                                                                               $       91
           Accounts receivable, net of allowance for doubtful accounts of $0                         667
           Inventory, net of allowance for obsolete inventory of $6,006                              497
           Other Current Assets                                                                       40
                                                                                              ----------
                                     Total current assets                                          1,295

Property and Equipment
           Building and improvements                                                               1,112
           Furniture, Fixtures and computer equipment                                              1,195
           Land                                                                                      420
           Machinery and equipment                                                                   547
                                                                                              ----------
                      Total Property and Equipment                                                 3,274
                      Less Accumulated Depreciation                                               (1,956)
                                                                                              ----------
                                     Net Property and Equipment                                    1,318

                                     Total Assets                                             $    2,613
                                                                                              ==========

LIABILITIES AND STOCKHOLDERS DEFICIT
Current Liabilities
           Accounts Payable                                                                   $      774
           Accrued Expenses                                                                          667
           Deferred Revenue                                                                          145
           Warranty Reserve                                                                           40
           Other Current Liabilities                                                                  20
           Current maturities of LT Debt                                                           3,102
                                                                                              ----------
                                     Total Current Liabilities                                     4,748

Long-Term Liabilities
           Long-Term Debt                                                                            719
           Refinance Cost                                                                           (155)
                                                                                              ----------
                                     Total Long Term Liabilities                                     564

                                                                                              ----------
                                     Total Liabilities                                             5,312

Stockholders deficit:
           4% Cumulative Preferred Stock, $.01 par value ($940,485 aggregate liquidation
                      preference); 40,000,000 Authorized; 892,656 issued and outstanding               9
           Common Stock, $.01 par value; 800,000,000 shares
                      Authorized; 32,113,103 issued and outstanding                                  321
           Additional Paid In Capital                                                             58,142
           Accumulated Deficit                                                                   (61,171)
                                                                                              ----------

                                                                                              ----------
                                     Total Stockholders Deficit                                   (2,699)
                                                                                              ----------

                                     Total Liabilities and Stockholders Deficit               $    2,613
                                                                                              ==========

 The accompanying "Notes to Consolidated Financial Statements" form an integral part of these statements.

                     DataMetrics Corporation and Subsidiary
            Consolidated Statements of Stockholders Equity (Deficit)
           For the years ended October 31, 2004 and October 31, 2003
                        (in thousands, except share data)

                                                                 Preferred
                                            Common     Stock      Stock        Stock       Treasury     Stock      Additional
                                           Number                  Number                  Number                   Paid-In
                                         of Shares     Amount    of Shares     Amount     of Shares     Amount      Capital
                                        ------------- --------- ------------ ----------- ------------ ----------- -------------

Balances at October 31, 2002             15,392,875     $154                                  0       $     -        $56,233

Conversion of Warrants                   11,782,455      118                                                           1,095

Issuance of Common Stock
  for Services                            5,881,260      58                                                               40

Treasury Stock obtained in
  exchange for Advances owed
  the company by Employees                                -                                  943,847    (120)

Net Loss
                                        ------------- --------- ------------ ----------- ------------ ----------- -------------

Balances at October 31, 2003             33,056,590     $330                 $     -       943,847      $(120)       $57,368

Reclassification of Stock
  Surrendered To Properly
  Reflect their Status as
  Cancelled                                (943,847)    $ (9)                             (943,847)      $ 120       $ (111)

Issuance of Preferred Stock                                      892,656            9                                    885

Fractional Difference from
  Transfer Agent                               (640)

Net Loss
                                        ------------- --------- ------------ ----------- ------------ ----------- -------------

Balances at October 31, 2004             32,112,103     $321      892,656     $    9             -    $     -        $58,142

                                                                 Preferred
                                                            Total
                                          Accumulated     Stockholders
                                            Deficit          Deficit
                                         --------------- ----------------

Balances at October 31, 2002               $ (58,543)       $ (2,156)

Conversion of Warrants                             -           1,213

Issuance of Common Stock
  for Services                                                    98

Treasury Stock obtained in
  exchange for Advances owed
  the company by Employees                        -             (120)

Net Loss                                      (2,005)         (2,005)
                                         --------------- ----------------

Balances at October 31, 2003               $ (60,548)       $ (2,970)

Reclassification of Stock
  Surrendered To Properly
  Reflect their Status as
  Cancelled                                                        -

Issuance of Preferred Stock                                      894

Fractional Difference from
  Transfer Agent

Net Loss                                        (623)           (623)
                                         --------------- ----------------

Balances at October 31, 2004               $ (61,171)       $ (2,699)

 The accompanying "Notes to Consolidated Financial Statements" form an integral part of these statements.

                     DataMetrics Corporation and Subsidiary
                      Consolidated Statements of Operations

           For the years ended October 31, 2004 and October 31, 2003
                 (in thousands, except per share and share data)

                                                             2,004         2,003
                                                           ---------     ---------
Sales                                                          4,443         3,480

Cost of Sales
           Purchases, manufacturing and overhead               3,323         2,560
                                                           ---------     ---------
Total Cost of Sales                                            3,323         2,560

Gross Profit                                                   1,120           920

Selling, general and administrative expenses                   1,371         1,887
                                                           ---------     ---------
Operating Loss from Operations                                  (251)         (967)

Other income (expense)
           Interest expense                                     (470)         (435)
           Directors Fees                                         --          (134)
           Bad Debt Allowance Recovery                            25           125
           Negotiated Settlements of Payable                      --           218
           Other Income                                           73           327
           Write off of Obsolete Inventory                        --        (1,139)
                                                           ---------     ---------
Total other income (expense)                                    (372)       (1,038)
                                                           ---------     ---------
Loss from continued operations
           before Provision for Income Taxes                    (623)       (2,005)
           Provision for Income Taxes                             --            --
                                                           ---------     ---------
           Net Loss                                             (623)       (2,005)
                                                           =========     =========

Loss per share of common stock, basic and diluted
           Continuing Operations                             (0.0194)       (0.089)
           Net Loss                                          (0.0194)       (0.089)
                                                           =========     =========
Weighted average number of common shares outstanding,
           basic and diluted                                  32,113        22,514
                                                           =========     =========


 The accompanying "Notes to Consolidated Financial Statements" form an integral part of these statements.

                             DataMetrics Corporation
                      Consolidated Statements of Cash Flows
            For the years ended October 31, 2004 and October 31, 2003
                                 (in thousands)

                                                                                       2004          2003
                                                                                     ---------    ---------
Cash Flows from Operating Activities:
         Net Loss                                                                         (623)      (2,005)
         Adjustments to Reconcile Net Loss to Net Cash Used
                in Operating Activities:
                Depreciation                                                                53           60
                Allowance for Obsolete Inventory                                            --        1,139
                Recovery of Warranty Liability                                             (16)          --
                Amortization of Refinancing Costs                                          205          155
                Expenses Paid from Warrant Proceeds                                         --          336
                Expenses Paid from Preferred Stock Proceeds                                 50           --
                Allowance for Bad Debts                                                    (25)        (125)

         Changes in assets and liabilities:
                Accounts Receivable                                                       (470)         262
                Inventories                                                                290         (127)
                Prepaid Expenses and Other Current Assets                                  (30)         (11)
                Accounts Payable                                                           (32)        (234)
                Other Current Liabilities                                                   15           --
                Accrued Expenses                                                            (6)        (227)
                Deferred Revenue                                                          (227)         372
                                                                                     ---------    ---------
Net cash used in operating activities                                                     (816)        (405)

Cash Flows from Financing Activities:
         Proceeds from Warrant Exercise                                                     --          460
         Payments on long-term debt                                                        (47)         (42)
         Proceeds from issuance of preferred stock                                         843           --
                                                                                     ---------    ---------
Net cash provided by financing activities                                                  796          418

Net (decrease) increase in cash                                                            (19)          13
Cash at the beginning of the period                                                        110           97
                                                                                     ---------    ---------
Cash at the end of the period                                                               91          110
                                                                                     ---------    ---------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
         Cash paid for Interest during the year, net:                                      220           90

         Income Taxes                                                                       --           --

         Treasury stock obtained when associates surrendered stock certificates in exchange for forgiveness of advances owed to the
         Company                                                                            --          120

         Cost of Refinancing paid by exercise of Warrants                                   --          515

         Expenses paid by exercise of Warrants                                              --          336

         Expenses paid by issuance of preferred stock                                       50           --

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

Accounts Receivable and Allowance for Doubtful Accounts

As is customary in the industry, the Company grants non-collateralized credit to its clients, which include primarily the U.S. government and large multinational corporations operating in a broad range of industries. Accounts receivable are recorded at contract value. In order to mitigate its credit risk, the Company continually evaluates the credit worthiness of its major commercial clients, and maintains an allowance for potential losses within management expectations based on past experience. Based on past experience and the client base, bad debts have been extremely rare. Consequently, no allowance for doubtful accounts has been provided.

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


Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the following estimated useful lives:

            Building and improvements                                   39 years
            Furniture, fixtures and computer equipment              3 to 8 years
            Machinery and equipment                                 3 to 8 years

Basic and Diluted Net Loss per Common Share

Basic and diluted net loss per share are computed using the weighted-average number of shares of common stock outstanding during the period. Potentially dilutive securities have been excluded from the computation of diluted earnings per share, as their effect is antidilutive. If the Company had reported net income, diluted earnings per share would have included the shares used in the computation of net loss per share plus common equivalent shares related to 1,724,925 and 7,175,866 outstanding options and warrants for the fiscal years 2004 and 2003 respectively.

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

NOTE 2 - ACQUISITION OF SUBSIDIARY

In 2001, Datametrics Corporation acquired 100% of the stock of Peripheral Equipment Corporation. Peripheral Equipment Corporation has been inactive since 2002. Consequently, no income or expense from this subsidiary is reported for the years ended October 31, 2004 and 2003.

NOTE 3 - INVENTORIES

                                                      FY 2004         FY 2003
Inventories consist of the following:
(in thousands)
------------------------                            -----------     -----------
Inventory Parts and sub-assemblies                          393             533
Work in Process                                             104             254
Finished Goods                                                -              --
Obsolete Inventory                                        6,006           6,063
                                                    -----------     -----------
Total Inventory                                           6,503           6,850
Reserve for Obsolete Inventory                           (6,006)        (6,063)
                                                    -----------     -----------
Net Inventory                                               497             787

Inventory parts and sub-assemblies consist primarily of materials used by the Company for existing and anticipated contracts and materials and finished assemblies, which are held to satisfy spare parts requirements of the Company's customers. Those parts with no activity within one year are classified as a non-current asset and fully reserved.

NOTE 4 - LONG-TERM DEBT

Long-term debt at October 31, 2004 and October 31, 2003 consists of the following:

                                                                     000s
                                                               -----------------
                                                                   2004    2003
                                                                   ----    ----

In December 1997, the Company purchased a 43,000 square foot facility in Orlando, Florida for $899,000. In connection with the acquisition of this property, the Company obtained a
mortgage loan in the amount of $975,000 from SouthTrust Bank.
The loan matures on March 9, 2008. Interest is based on 8.02%
per annum through March 9, 2003 and was then adjusted to equal
2.25% in excess of the weekly average yield on United States
Treasury Notes adjusted to a constant maturity of five years as made available by the Federal Reserve Board. This note is
collateralized by the Orlando Facility.                            $780    $827

In December 1998, the Company closed a private placement of
approximately $3.45 million of 10% Subordinated Notes
originally due in December 2000 (the "10% Notes"). The 10%
Notes, which are unsecured and callable under certain
conditions, provided for the Company to issue 5-year warrants exercisable into the Company's common stock at a price of
$1.50 per share. In 2002, the Company entered into an
agreement with 96% of the note holders. The terms of the
agreement provided the note holders with approximately
4,819,000 shares of Company stock in exchange for forgiveness
of balances due on their note holdings.                            141      141

In January 2001, the Company executed loan documents with
DMTR, LLC, a related party whose partners are major
stockholders and members of the Board of Directors of the
Company. The loan, secured by all assets of the Company,
accrues interest (payable monthly) at the base rate of
Citibank N.A. plus 100 basis points. The principal and
remaining interest was due in January 2003. As additional
consideration for the financing provided by DMTR, the Company issued a warrant to DMTR to acquire up to 14,000,000 shares of the common stock of the Company on a fully diluted basis with an exercise price of $.125 per share, exercisable through
January 31, 2007 and DMTR has exercised this warrant.            2,900    2,900

Total Long-Term Debt                                             3,821    3,868
Less: Current Maturities                                       (3,102)   (3,076)
                                                               -----------------
Net Long-Term Debt                                                $719    $ 792


The holders of the 10% subordinated notes and the DMTR, LLC loan have reached agreements with the Company to extend the due dates of the loans pending completion of the transaction described in note 11. The agreement calls for repayment of the debts once the transaction is finalized.

Future payments required on long-term debt are as follows:

                                                          000's
                                                          -----
            2005                                               3,139
            2006                                                  98
            2007                                                  98
            2008                                                 600
                                                     ----------------
            Total                                              3,935
            Less Interest                                      (114)
                                                     ----------------
            Principal Balance                                  3,821
                                                     ----------------


NOTE 5 - REFINANCING COST

During 2003, the Company reached agreement with holders of its long term debt to extend the due dates of the debt. As part of the negotiations to extend the dates, the Company issued 7,000,000 shares of Company stock options to the debt holders. The options, with an original exercise price of $0.07 per share were valued, using the Black Scholes method, at $515,474. The value of these options were capitalized as a component of long term debt and are being amortized over the new expected lives of the related debt of 2 1/2 years. The balance of the cost and related amortization to date of these costs as of October 31, 2004 and 2003 are as follows:

                                                    2004            2003
                                                    ----            ----
      Original Cost                               $515,474         $515,474
      Accumulate Amortization                    (360,832)        (155,474)
                                             ---------------------------------
      Unamortized Balance                         $154,642         $360,000
                                             ---------------------------------


NOTE 6 -  PREFERRED STOCK


In December 2003 through July 2004 various investors purchased an aggregate of $892,656 of the Company's Preferred Series A Stock. The stock has a cumulative dividend of four percent per annum and is convertible into shares of the Company's common stock at $.06 per share. The consideration for such stock consisted of $842,656 in cash and $50,000 in services and payment of expenses. The proceeds of the offering were used for working capital.

NOTE 7 - STOCK BASED COMPENSATION

      The Company periodically provides for the granting of options to employees, directors, and others as compensation for services rendered. The options, including their exercise prices and terms, are initiated solely at the discretion of the Board of Directors. These options generally are 100% vested upon issuance.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumption for fiscal year 2003. No options were granted in Fiscal year 2004.

      Risk free interest rate of 3.7; dividend yield of 0%; expected lives of 4 to 5 years; and volatility of 134%.

A summary of the status of the Company's stock options as of October 31, 2004 and October 31, 2003, and changes during those years are presented below:

                                                                            2004                     2003
                                                                -------------------------- ---------------------------
                                                                              Weighted                   Weighted
                                                                              Average                     Average
                                                                  Shares   Exercise Price   Shares     Exercise Price
                                                                  (000s)                    (000s)
Outstanding at Beginning of Year                                     2,112        $5.27        12,348        $1.13
Granted                                                                  0                      7,000        0.055
Exercised                                                                0                     11,783        0.055
Expired / Canceled                                                     387        22.95         5,453        0.258
                                                                -----------   ----------    ----------  -----------
Outstanding and Fully Exercisable at
     the End of the Year                                             1,725        $1.31         2,112        $5.27
                                                                ===========   ==========    ==========  ===========
Weighted  Average Fair Value of Options  Granted  During the
     Year                                                                $0.0                       $0.0628
                                                                         ====                       =======

There were no options issued to employees in fiscal year 2004, and therefore no compensation expense under APB No. 25 was recorded.

Significant option groups outstanding at October 31, 2004 and 2003 and related weighted average life information is as follows:

                          2003                                              2004
                         Number                                             Number
                    Outstanding and     Weighted Average                Outstanding and    Weighted Average
                         Fully             Remaining                         Fully            Remaining
   Exercise           Exercisable         Contractual      Exercise       Exercisable        Contractual
 Price (Range)           (000s)           Life (YEARS)      Price           (000s)           Life (YEARS)
 -------------           ------           ------------      -----           ------           ------------
     $35-$36                5                 .53           $1.40            1,500                7.05
     $27-$30              190                0.29            1.00              150                2.61
     $20-$22              154                0.77           0.055               75                3.00
       $1-$2            1,663                7.55
       $0.12               25                1.00
      $0.055               75                4.00
                -------------                                         ------------
Total                   2,112                          Total                 1,725
                =============                                         ============

The Company accounts for its options issued to employees under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees. For both 2004 and 2003, there is no effect on net loss because no options were issued to employees as compensation and, consequently no proforma net income or earning statement using methods described under SFAS No. 123 are necessary. However, in 2003, 7,000,000 options were issued to holders of long term debt in connection with the modification of debt repayment terms. The options were valued at $515,474 using the fair value measurement provisions of FASB Statement No. 123. The calculated value of these options was capitalized as part of the related long-term debt and is being amortized over the expected life of the debt as related refinancing costs. There is no effect on net loss for these options.

NOTE 8 - WARRANTY RESERVES

The Company provides an accrual for future warranty costs at the time of revenue recognition based upon the relationship of prior year sales to actual warranty costs. The warranty for the Company's products generally covers defects in material and workmanship.

The table below outlines warranty accruals and related costs for the fiscal years ending October 31, 2004 and 2003 respectively.

                                                          $000's
                                               FY 2004        FY 2003
Beginning Warranty Reserve                          61             61
Warranty Accrual / Recovery                       (16)              5
                                           ---------------------------
                                                    45             66
Warranty Expense                                     5              5
                                           ---------------------------

Ending Warranty Reserve Balance                     40             61
                                           ===========================

NOTE 9 - INCOME TAXES

The primary components of the Company's deferred tax assets and liabilities are as follows:

                                                           (dollars in thousands)
                                                            2004           2003
                                                        -----------     -----------
Deferred tax assets:
Operating loss carryforwards                            $  21,933.3     $  21,619.3
 Non-deductible accruals and allowances,
 and other
                                                            3,376.1         3,442.1
                                                        ---------       ---------

Total Deferred Income Tax Asset                            25,309.4        25,061.4
Valuation Allowance for Deferred Income Tax Assets
                                                          (25,309.4)      (25,061.4)
                                                        -----------     -----------

Net Deferred Income Tax Assets                          $        --     $        --
                                                        ===========     ===========

Net operating loss carryforwards of approximately $55 million for federal income tax purposes will expire at various times and in varying amounts between 2010 and 2023.


The provision for income taxes is comprised of the following

                                             2004                2003
                                                 (dollars in thousands)
------------------------------------- ------------------- -------------------
Current:
------------------------------------- ------------------- -------------------
     Federal                               $ -0-               $ -0-
------------------------------------- ------------------- -------------------
     State                                 $ -0-               $ -0-
------------------------------------- ------------------- -------------------
Deferred
------------------------------------- ------------------- -------------------
     Federal                               $ (211.9)           $ (626.0)
------------------------------------- ------------------- -------------------
     State                                 $ ( 36.1)           $ (106.7)
------------------------------------- ------------------- -------------------
Increase in Valuation  Allowance
                                           $  248.0            $  732.7
------------------------------------- ------------------- -------------------
Net                                        $   -0-             $   -0-
------------------------------------- ------------------- -------------------

The increase in the valuation allowance is provided here and against all deferred tax assets due to the uncertainty as to their future realization . Based upon management's judgment and the losses incurred by the Company, the valuation allowance represents 100% of the Company's net deferred income tax assets.

NOTE 10 - CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Approximately 80% and 70% of the Company's sales during fiscal years 2004 and 2003, respectively, were to various U.S. government agencies under prime contracts or to prime contractors having sales to such agencies. Export sales to foreign customers amounted to $240,241 or 5% of total sales in fiscal year 2004. Export sales to foreign customers amounted to $103,000 or 2.9% of sales in fiscal year 2003. The Company's three largest customers accounted for 25%, 19% and 19% of the Company's sales for the fiscal year ended October 31, 2004. Its three largest customers accounted for 26%, 21% and 20% of the Company's sales for the fiscal year ended October 31, 2003. The Company's three largest customers accounted for 33%, 10% and 27% of account receivable in the fiscal year ended October 31, 2004. The Company's three largest customers accounted for 23%, 13% and 20% of account receivable at October 31, 2003. Accounts receivable from the US Government totaled $119,767 or 18% of total accounts receivable as of October 31, 2004.

The Company maintains its cash balances in one financial institution. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000. At October 31, 2004, the Company had no uninsured cash balances.

NOTE 11 - SUBSEQUENT EVENTS

      In July 2005, the company was presented with a proposal from SG DMTI, LLC ("SGD"), an affiliated entity of two members of DMTR, LLC., who are also principal shareholders of the Company. The proposal was approved by the Company's Board of Directors.

      In July 2005, an affiliate of SGD acquired the Company's outstanding mortgage with SouthTrust (now Wachovia) Bank. In July and August 2005, SGD loaned the Company an aggregate of $410,000, which the Company has used to pay taxes owed on its real estate and for working capital.

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

      On December 30, 2005, the Company converted certain debt and all of its outstanding shares of Series A Cumulative Convertible Redeemable Preferred Stock (the "Series A Preferred Stock" into Common Stock of the Company (the "Restructuring") as follows:

      (1) Pursuant to a Loan Termination and Conversion Agreement between the Company and DMTR, LLC ("DMTR"), DMTR agreed to convert debt owed to DMTR by the Company (which debt consisted of an aggregate principal amount of $2,900,000 and accrued, but unpaid interest on the unpaid principal amount ) (the "DMTR Loan") into 244,736,145 shares of common stock of the Company. DMTR also agreed to terminate its security interest in the Company's assets that it held as security for the DMTR loan. The 244,736,145 shares do not give effect to a proposed one (1) for thirty
      (30) reverse stock-split which the Company intends to consummate in February 2006 as described below (the "Reverse Stock Split").

      (2) The Company and the holders of the Company's issued and outstanding 892,652 shares of Series A Preferred Stock, representing all of the issued and outstanding shares of Series A Preferred Stock of the Company, converted such shares into 48,927,229 shares of common stock of the Company, before giving effect to the Reverse Stock Split.

      In connection with the Restructuring, on December 30, 2005 the Company entered into a Series B Preferred Stock and Warrant Purchase Agreement (the "Purchase Agreement") with SG DMTI Capital LLC ("SG"), pursuant to which SG purchased 500,000 shares of the Company's Series B Preferred Stock and has the right to purchase an additional 500,000 shares of Series B Preferred Stock at a price of $1.00 per share. Pursuant to the Purchase Agreement, on December 30, 2005, the Company issued SG 500,000 shares of Series B Preferred Stock in exchange for the cancellation of an aggregate of $499,563 in principal and $467 in accrued interest on certain promissory notes (the "Notes") issued by the Company and held by SG. The obligation of SG to purchase additional shares of Series B Preferred Stock is contingent upon the satisfaction of certain conditions, including:

      (a) the Company shall be current and shall have timely filed with the SEC reports, schedules, registration statements and definitive proxy statements that the Company is required to file with the SEC; and

      (b) the Company shall have been in compliance with a budget in accordance with the Purchase Agreement for at least 6 months;

      Upon satisfaction of the aforementioned conditions, the Company will have the right to request SG to purchase an additional 125,000 shares of Series B Preferred Stock for $125,000 for each quarter in which the Company's quarterly revenues for the fiscal quarter immediately preceding it are of at least $1,500,000, and/or the Company's average quarterly revenues for the two fiscal quarters immediately preceding it are of at least $1,500,000. In the event that the Company should not meet the $1,500,000 threshold in any fiscal quarter, but the average quarterly revenues of this quarter and the fiscal quarter immediately following it are of at least $1,500,000, then the Company will have the right to request SG to purchase an additional 250,000 shares of Series B Preferred Stock for $250,000.

Note 12 - RELATED PARTY DISCLOSURE

For the year ended October 31, 2004 a balance of $10,000 was reported as due from DMTR, LLC as a result of proceeds collected from Warrants exercised but not remitted to the Company. This balance was shown as Other Current Assets on the Balance Sheet. The balance was offset against expenses owed to DMTR, LLC from the Company in 2004.

As discussed in Note 4, the Company owed DMTR, LLC, a company under common control, long term debt of $2,900,000.