Form 10QSB
period 2005-01-31
DATAMETRICS CORP
filed 2006-04-13
CIK 27082

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 31, 2005

                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [_] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [_] No [X]

Common Stock. $.01 Par Value -- 10,177,146 shares as of April 13, 2006.

Index to Form 10-QSB

                                                                        Page No.
Part I - Financial Information                                          --------

      Item 1. Financial Statements (unaudited):

            Consolidated Balance Sheet as of January 31, 2005              3
            Consolidated Statements of Operations for the three Months
                  Ended January 31, 2005 and January 31, 2004              4
            Consolidated Statements of Cash Flows for the Three Months
                  Ended January 31, 2005 and January 31, 2004              5
            Notes to Consolidated Financial Statements                     6

      Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      7
            Results of Operations                                          8
            Liquidity and Capital Resources                                9

      Item 3. Controls and Procedures                                      10

Part II - Other Information
      Item 1. Legal Proceedings                                            11
      Item 2. Unregistered Sales of Equity Securities and uses of funds.   11
      Item 3. Defaults upon Senior Securities                              11
      Item 4. Submission of matters to a vote of security holders.         11
      Item 5. Other Information                                            11
      Item 6. Exhibits and Reports on Form 8-K                             11

Signatures                                                                 12

Certifications

                     DATAMETRICS CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except share data)

                                                                    January 31,
                                                                       2005
                                                                    -----------
ASSETS
Current Assets
      Cash                                                          $        25
      Accounts receivable, net of allowance for doubtful
            accounts of $0                                                  353
      Inventory, net of allowance for obsolete inventory of
            $6,006                                                          600
      Other Current Assets                                                   71
                                                                    -----------
                        Total current assets                              1,049

Property and Equipment
      Building and improvements                                           1,112
      Furniture, Fixtures and computer equipment                          1,198
      Land                                                                  420
      Machinery and equipment                                               548
                                                                    -----------
            Total Property and Equipment                                  3,278
                                                                    -----------
            Less Accumulated Depreciation                                (1,972)
                        Net Property and Equipment                        1,306

                        Total Assets                                $     2,355
                                                                    ===========

LIABILITIES AND STOCKHOLDERS DEFICIT
Current Liabilities
      Accounts Payable                                              $       801
      Accrued Expenses                                                      682
      Deferred Revenue                                                      124
      Warranty Reserve                                                       40
      Other Current Liabilities                                              29
      Current maturities of LT Debt                                       3,103
                                                                    -----------
                        Total Current Liabilities                         4,779

Long-Term Liabilities
      Long-Term Debt                                                        703
      Refinance Cost                                                       (103)
                                                                    -----------
                        Total Long Term Liabilities                         600

                                                                    -----------
                        Total Liabilities                                 5,379

Stockholders deficit:
      4% Cumulative Preferred Stock, $.01 par value ($940,485
            aggregate liquidation preference); 40,000,000
            Authorized; 892,656 issued and outstanding                        9
      Common Stock, $.01 par value; 800,000,000 shares
            Authorized; 32,113,000 issued and outstanding
                                                                            321
      Additional Paid In Capital                                         58,142
      Accumulated Deficit                                               (61,496)
                                                                    -----------


                        Total Stockholders Deficit                       (3,024)

                        Total Liabilities and Stockholders
                        Deficit                                     $     2,355
                                                                    ===========

-----------------------------------------------------------------

   The accompanying "Notes to Consolidated Financial Statements" form an integral part of these statements.

-----------------------------------------------------------------

                     DATAMETRICS CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATION
                                   (unaudited)
                      (in thousands, except per share data)

                                                         Three Months ended
                                                      January 31,   January 31,
                                                          2005          2004
                                                      -----------   -----------
Sales                                                 $       597   $       789

Cost of Sales                                                 432           615
                                                      -----------   -----------
Gross Profit                                          $       165   $       174
                                                      -----------   -----------

Selling, General and Administrative
           Personnel and Related Costs                $       292   $       389
           Other                                               77            75
                                                      -----------   -----------
           Total Selling, General and Administrative  $       369   $       464
                                                      -----------   -----------
Loss from Operations                                         (204)         (290)

Other income and expense                                     (121)         (100)
                                                      -----------   -----------
           Net Loss                                   $      (325)  $      (390)
                                                      ===========   ===========

Loss per share of common stock;
           basic and diluted                          $    (0.010)  $    (0.012)
                                                      ===========   ===========

Weighted average number of common shares outstanding
           basic and diluted                               32,113        33,057
                                                      ===========   ===========


         The accompanying "Notes to Consolidated Financial Statements" form an integral part of these statements.

                     DATAMETRICS CORPORATION AND SUBSIDIARY
                       CONSOLIDATED CASH FLOWS STATEMENTS
                                   (unaudited)
                      (in thousands, except per share data)

                                                      For the three months ended
                                                       January 31   January 31
                                                          2005         2004
                                                       ----------   ----------
Cash Flows from Operating Activities:
      Net Loss                                               (325)        (390)
      Adjustments to reconcile net loss to net
           cash used in operating activities:
      Depreciation expense                                     16           14
      Amortization of Refinancing Costs                        52           51
      Expenses Paid from Preferred Stock Proceeds              --           20
      Allowance for Bad Debts                                  --          (25)

Changes in assets and liabilities:
      Accounts receivable                                     314         (128)
      Inventories                                            (103)        (113)
      Prepaid expenses and other current assets               (31)         (25)
      Accounts payable                                         27          (37)
      Other Current Liabilities                                 9            0
      Accrued expenses                                         15           20
      Deferred Revenue                                        (21)         (80)
                                                       ----------   ----------
           Net cash used in operating activities              (47)        (693)

Cash Flows from Investing Activities:
      Capital expenditures for property and equipment          (4)          --
                                                       ----------   ----------
           Net cash provided by (used in) investing            (4)          --
           activities

Cash Flows from Financing Activities:
      Proceeds from Issuance of Preferred Stocks               --          607
      Payments on Long Term Debt                              (15)         (13)
                                                       ----------   ----------
           Net cash provided by (used in) financing           (15)         594
           activities

           Net (decrease) increase in cash                    (66)         (99)
           Cash at the beginning of the period                 91          110
                                                       ----------   ----------
           Cash at the end of the period                       25           11
                                                       ----------   ----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
      Interest paid, net                                        69           15

NONCASH FINANCING ACTIVITIES
      Expense paid by Issuing Preferred Stock                   --           20


         The accompanying "Notes to Consolidated Financial Statements" form an integral part of these statements.

                             DATAMETRICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                January 31, 2005
                                   (Unaudited)

1. The consolidated financial statements include the accounts of DataMetrics Corporation and its wholly owned subsidiary (collectively, the "Company").

The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission relating to interim financial statements. These condensed financial statements do not include all disclosures provided in the company's annual financial statements. The condensed financial statements should be read in conjunction with the financial statements and notes thereto for the year ended October 31, 2004 contained in the company's Form 10-KSB filed with the Securities and Exchange Commission. All adjustments of a normal recurring nature, which, in the opinion of management, are necessary to present a fair statement of results for the periods have been made. Results of operations are not necessarily indicative of the results to be expected for the full year.

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

Inventories as of January 31, 2005 consist of the following:

Inventories Parts and sub-assemblies                                        455
Work in Process                                                             145
Obsolete Inventory                                                        6,006
                                                                   ------------
Total Inventory                                                           6,606
Reserve for Obsolete Inventory                                           (6,006)
                                                                   ------------
Net Inventory                                                               600

3. SUBSEQUENT EVENTS

      The Company has undergone a reorganization that is described with a filing of the definitive information statement on Schedule 14C filed with the Securities and Exchange Commission on March 2, 2006.

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

      For the quarter ended January 31, 2005, the Company experienced slower than expected receipt of orders. Many of the military programs from which the Company anticipates generating its revenue have been rescheduled and military priorities have been reconsidered to account for short, medium, and long-term needs. The Company expects to see an increase in order activity in the following quarters and attributes the delay in orders due to a focus on budget spending for troops and munitions in the war effort in Afghanistan and Iraq. The following phases in this war and projected increase in overall military / defense spending will likely entail more sophisticated surveillance techniques and equipment, which will require data processing and peripheral equipment much like we currently supply for the AWACS, P3 Orions aircraft and the armed forces.

                              RESULTS OF OPERATIONS

               Three Month Period Ended January 31, 2005 Compared
                  To Three Month Period Ended January 31, 2004

      Sales for the quarter ended January 31, 2005 were $597,000, a decrease of $192,000 or 24%, compared with sales of $789,000 in the same period in the prior fiscal year. The decrease in sales for the three months ended January 31, 2005 is attributable mainly to slower than anticipated receipt of orders.

      Cost of sales for the quarter ended January 31, 2005 was $432,000 (72% of sales), a decrease of $183,000 or 30%, compared with $615,000 (78% of sales) for the same period in the prior fiscal year. Cost of sales decreased compared to the same period in the prior fiscal year because of the corresponding decrease in the cost of materials, direct labor, and variable manufacturing overhead related to the corresponding decrease in sales.

      Selling, general and administrative ("SG&A") expenses for the quarter ended January 31, 2005 were $369,000 (62% of sales) a decrease of $95,000 or 20%, compared with $464,000 (59% of sales) for the same period in the prior fiscal year. The decrease is due to lower administrative and support staff expenses throughout the Company and revaluation of overhead rate.

      Net interest expense amounted to $121,000 for the quarter ended January 31, 2005 compared with net interest expense of $117,000 for the same period in the prior year. The interest expense for both years are relatively close indicating the long term debt remained changed very little during the two periods compared.

      The net loss for the quarter ended January 31, 2005 amounted to $325,000 a decrease of $65,000 compared with a net loss of $390,000 for the same period in the prior year. Even though the Company's sales decreased, the loss from operations improved because of lower selling, general and administrative expenses compared to the same period in the prior fiscal year.

      Management has determined that, based on the Company's historical losses from recurring operations, the Company will not recognize its net deferred tax assets at January 31, 2005. Ultimate recognition of these tax assets is dependent, to some extent, on future revenue levels and margins. It is the intention of management to assess the appropriate level for the valuation allowance each quarter.

LIQUIDITY AND CAPITAL RESOURCES

      The Company continues to have substantial debt that was due in 2005 and 2004. Although the Company has generated much of the cash flow through equity transactions to sustain current operations, the debt obligations of previous periods have not been met. As a result, additional capital and a significant restructuring were required to meet its prior period debt obligations. The details of the restructuring are described with the filing of the definitive information statement on Schedule 14C filed with the Securities and Exchange Commission on March 2, 2006.


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

Item 2.     Unregistered Sales of Equity Securities and Uses of Proceeds.

            None

Item 3.     Defaults upon Senior Securities

            Effective January 31, 2005, the Company was in default on certain secured indebtedness owed to DMTR LLC in the amount of approximately $3,103,000 as of January 31, 2005. However, all of the Company's obligations to DMTR LLC were converted to common stock of the Company as part of the restructuring of the Company's capital structure on December 31, 2005 as more fully described in the definitive information statement on Schedule 14C filed with the Securities and Exchange Commission on March 2, 2006.


Item 4.     Submission of Matters to a Vote of Security Holders.

            None.

Item 5.     Other Information.

            None.

Item 6.     Exhibits

      (a)   Exhibits:

            31.1 Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            31.2 Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            32 Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Form 10-QSB to be signed on its behalf by its duly authorized representatives.

                                          DATAMETRICS CORPORATION

                                          /s/ Daniel Bertram
                                          ------------------------
                                          Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name                          Title                         Date
-------------------           ------------------------      ---------------
/s/ Daniel Bertram            Chief Executive Officer       April 13, 2006
-------------------
Daniel Bertram

/s/ Rafik Moursalien          Controller                    April 13, 2006
-------------------
Rafik Moursalien