Form 10QSB
period 2005-04-30
DATAMETRICS CORP
filed 2006-04-17
CIK 27082

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

{X} Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 30, 2005

                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes | | No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes | | No |X|

Common Stock. $.01 Par Value -- 10,177,146 shares as of April 17, 2006.

Index to Form 10-QSB

                                                                        Page No.
Part I - Financial Information                                          --------
         Item 1. Financial Statements (unaudited):

                  Consolidated Balance Sheet as of April 30, 2005              3
                  Consolidated Statements of Operations for the three Months
                           Ended April 30, 2005 and April 30, 2004             4
                  Consolidated Statements of Operations for the six Months
                           Ended April 30, 2005 and April 30, 2004
                  Consolidated Statements of Cash Flows for the six Months
                           Ended April 30, 2005 and April 30, 2004             5

                  Notes to Consolidated Financial Statements                   6

         Item 2. Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                 7
                  Results of Operations                                      8-9
                  Liquidity and Capital Resources                             10

         Item 3. Controls and Procedures                                      11


Part II - Other Information
         Item 1.           Legal Proceedings                                  12
         Item 2.           Unregistered Sales of Equity Securities and
                           uses of funds.                                     12
         Item 3.           Defaults upon Senior Securities                    12
         Item 4.  Submission of matters to a vote of security holders.        12
         Item 5.           Other Information                                  12
         Item 6.           Exhibits and Reports on Form 8-K                   12


Signatures                                                                    13

Certifications                                                             14-18

                     DATAMETRICS CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except share data)

                                                                                           April 30,
                                                                                             2005
                                                                                           --------
ASSETS
Current Assets
           Cash                                                                            $      9
           Accounts receivable, net of allowance for doubtful accounts of $0                    175
           Inventory, net of allowance for obsolete inventory of $6,006                         659
           Other Current Assets                                                                  62
                                                                                           --------
                                     Total current assets                                       905

Property and Equipment
           Building and improvements                                                          1,112
           Furniture, Fixtures and computer equipment                                         1,198
           Land                                                                                 420
           Machinery and equipment                                                              548
                                                                                           --------
                      Total Property and Equipment                                            3,278
                      Less Accumulated Depreciation                                          (1,986)
                                                                                           --------
                                     Net Property and Equipment                               1,292

                                     Total Assets                                          $  2,197
                                                                                           ========

LIABILITIES AND STOCKHOLDERS DEFICIT
Current Liabilities
           Notes Payable                                                                   $    139
           Accounts Payable                                                                     907
           Accrued Expenses                                                                     760
           Deferred Revenue                                                                      99
           Warranty Reserve                                                                      40
           Current maturities of LT Debt                                                      3,103
                                                                                           --------
                                     Total Current Liabilities                                5,048

Long-Term Liabilities
           Long-Term Debt                                                                       688
           Refinance Cost                                                                       (51)
                                                                                           --------
                                     Total Long Term Liabilities                                637

                                                                                           --------
                                     Total Liabilities                                     $  5,685

Stockholders deficit:
           4% Cumulative Preferred Stock, $.01 par value ($940,485 aggregate liquidation
                      preference); 40,000,000 Authorized; 892,656 issued and outstanding   $      9
           Common Stock, $.01 par value; 800,000,000 shares
                      Authorized; 32,113,000 issued and outstanding                             321
           Additional Paid In Capital                                                        58,142
           Accumulated Deficit                                                              (61,960)
                                                                                           --------

                                     Total Stockholders Deficit                            $ (3,488)

                                     Total Liabilities and Stockholders Deficit            $  2,197
                                                                                           ========

         The accompanying "Notes to Consolidated Financial Statements" form an integral part of these statements.

                     DATAMETRICS CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                      (in thousands, except per share data)

                                                         Three Months Ended      Six Months Ended
                                                       April 30,   April 30,   April 30,   April 30,
                                                         2005        2004        2005         2004
                                                       --------    --------    --------    --------
Sales                                                  $    396    $  1,246    $    993    $  2,035

Cost of Sales                                               373       1,142         805       1,757
                                                       --------    --------    --------    --------
Gross Profit                                           $     23    $    104    $    188    $    278
                                                       --------    --------    --------    --------

Selling, General and Administrative
           Personnel and Related Costs                 $    292    $    163    $    584    $    552
           Other                                             90         100         167         175
                                                       --------    --------    --------    --------
           Total Selling, General and Administrative   $    382    $    263    $    751    $    727
                                                       --------    --------    --------    --------

Loss from Operations                                   $   (359)   $   (159)   $   (563)   $   (449)

Other income and expense                                   (105)       (109)       (226)       (209)
                                                       --------    --------    --------    --------

           Net Income (Loss)                           $   (464)   $   (268)   $   (789)   $   (658)
                                                       ========    ========    ========    ========

Loss per share of common stock;
           basic and diluted                           $ (0.014)   $ (0.008)   $ (0.025)   $ (0.020)
                                                       ========    ========    ========    ========

Weighted avg. no. of shares outstanding
           basic and diluted                             32,113      32,113      32,113      32,113
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

                     DATAMETRICS CORPORATION AND SUBSIDIARY
                       CONSOLIDATED CASH FLOWS STATEMENTS
                                   (unaudited)
                      (in thousands, except per share data)

                                                                 For the six months ended
                                                                   April 30    April 30
                                                                 ------------------------
                                                                      2005      2004
Cash Flows from Operating Activities:
         Net Loss                                                     (789)   (658)
         Adjustments to reconcile net loss to net cash used
                in operating activities:
         Depreciation expense                                           30      28
         Amortization of Refinancing Costs                             104     102
         Expenses Paid from Preferred Stock Proceeds                    --      20
         Allowance for Bad Debts                                        --     (25)

Changes in assets and liabilities:
         Accounts receivable                                           492    (132)
         Inventories                                                  (162)      5
         Prepaid expenses and other current assets                     (22)    (26)
         Accounts payable                                              133      40
         Other Current Liabilities                                     (20)     --
         Accrued expenses                                               93      24
         Deferred Revenue                                              (46)   (198)
                                                                      ----    ----
                Net cash used in operating activities                 (187)   (820)


Cash Flows from Investing Activities:
         Capital expenditures for property and equipment                (4)     --
                                                                      ----    ----
                Net cash provided by (used in) investing activities     (4)     --


Cash Flows from Financing Activities:
         Proceeds from Issuance of Preferred Stocks                     --     843
         Proceeds from Notes Payable                                   139      --
         Payments on Long Term Debt                                    (30)    (19)
                                                                      ----    ----
                Net cash provided by financing activities              109     824

                Net (decrease) increase in cash                        (82)      4
                Cash at the beginning of the period                     91     110
                                                                      ----    ----
                Cash at the end of the period                            9     114
                                                                      ----    ----

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
         Interest paid, net                                             80      15

NONCASH FINANCING ACTIVITIES
         Expense paid by Issuing Preferred Stock                        --      20

          The accompanying "Notes to Consolidated Financial Statements" form an integral part of these statements.

                             DATAMETRICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 April 30, 2005
                                   (Unaudited)

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

Inventories as of April 30, 2005 consist of the following:

                                                                (in thousands)
                                                                --------------

Inventories Parts and sub-assemblies                                   491
Work in Process                                                        168
Obsolete Inventory                                                   6,006
                                                                    ------
Total Inventory                                                      6,665

Reserve for Obsolete Inventory                                      (6,006)
                                                                    ------

Net Inventory                                                          659

3. NOTES PAYABLE Bridge Loans with interest payable at 12%, principal and interest due in March 2005, and collateralized by all assets of the Company. The note holders' rights to collateral are subordinate to the rights of the other holders of long term debt.

4. DEBT STRUCTURE / SUBSEQUENT EVENTS

      In anticipation of the reorganization described in the definitive information statement on Schedule 14C filed with the Securities and Exchange Commission on March 2, 2006, the Company borrowed $138,900 during the current quarter to support operations. These new borrowings had an original maturity date of March 23, 2005. The Company was unable to repay the loans by the stated maturity date. However, as described in Schedule 14C, these loans were repaid in December 2005.

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

      For the six months ended April 30, 2005, the Company experienced slower than expected receipt of orders. Many of the military programs from which the Company anticipates generating its revenue have been rescheduled and military priorities have been reconsidered to account for short, medium, and long-term needs. The Company expects to see an increase in order activity in the following quarters and attributes the delay in orders due to a focus on budget spending for troops and munitions in the war effort in Afghanistan and Iraq. The following phases in this war and projected increase in overall military / defense spending will likely entail more sophisticated surveillance techniques and equipment, which will require data processing and peripheral equipment much like we currently supply for the AWACS, P3 Orions aircraft and the armed forces.

                              RESULTS OF OPERATIONS

                Three Month Period Ended April 30, 2005 Compared
                   To Three Month Period Ended April 30, 2004

      Sales for the quarter ended April 30, 2005 were $396,000 a decrease of $850,000 or 68%, compared with sales of $1,246,000 in the same period in the prior fiscal year. The decrease in sales for the three months ended April 30, 2005 is attributable mainly to slower than anticipated receipt of orders.

      Cost of sales for the quarter ended April 30, 2005 was $373,000 (94% of sales), a decrease of $769,000 or 63%, compared with $1,142,000 (92% of sales) for the same period in the prior fiscal year. Cost of sales decreased compared to the same period in the prior fiscal year because of the corresponding decrease in the cost of materials, direct labor, manufacturing overhead as a result of the substantial decrease in sales.

      Selling, general and administrative ("SG&A") expenses for the quarter ended April 30, 2005 were $382,000 (96% of sales) an increase of $119,000, or 44%, compared with $263,000 (21% of sales) for the same period in the prior fiscal year. SG&A expenses for the three month period of 2004 are less than 2005. The Company revised the method of overhead allocation effective February, 2004 and that revision for the entire year to date was reconciled during the quarterly reporting period of 2004 causing a greater than normal adjustment during the 2004 quarter. While the dollar amount of SG&A expenses for 2005 increased by 44% over the amount reported in 2004, SG&A expenses, stated as a percentage of sales, increased much more dramatically between years due not only to the increase in dollar terms, but also to a drastic reduction in sales for 2005 when compared to 2004.

      Net interest expense amounted to $122,000 for the quarter ended April 30, 2005 compared with net interest expense of $109,000 for the same period in the prior year. The interest rates paid on outstanding balances increased slightly in 2005. Additionally, the Company had additional borrowing on notes payable in 2005.

      The net loss for the quarter ended April 30, 2005 amounted to $464,000, an increase in loss of $196,000 compared with a net loss of $268,000 for the same period in the prior year. The increased loss for the current period is attributable to significant decrease in sales and the fixed nature of selling, general & administrative expenses.


                 Six Month Period Ended April 30, 2005 Compared
                    To Six Month Period Ended April 30, 2004

      Sales for the six months ended April 30, 2005 were $993,000 a decrease of $1,042,000 or 51%, compared with sales of $2,035,000 in the same period in the prior fiscal year. The decrease in sales is attributable mainly to slower than anticipated receipt of orders from the U.S. Government and major Defense Contractors.

      Cost of sales for the six months ended April 30, 2005 was $805,000 (81% of sales), a decrease of $952,000 or 54%, compared with $1,757,000 (86% of sales) for the same period in the prior fiscal year.

      Selling, general and administrative ("SG&A") expenses for the six months ended April 30, 2005 were $751,000 (76% of sales) an increase of $24,000, or 3%, compared with $727,000 (36% of sales) for the same period in the prior fiscal year.

      Net interest expense amounted to $243,000 for the six months ended April 30, 2005 compared with net interest expense of $226,000 for the same period in the prior year. The increase is attributable to an increase in borrowings and an increase in the variable interest rates on some of the loans.

      The net loss for the six months ended April 30, 2005 amounted to $789,000 an increase in losses of $131,000 compared with a net loss of $658,000 for the same period in the prior year. The increased loss for the current period is attributable to significantly lower sales in 2005 and increased interest expense on borrowings.

      Management has determined that, based on the Company's historical losses from recurring operations, the Company will not recognize its net deferred tax assets at April 30, 2005. Ultimate recognition of these tax assets is dependent, to some extent, on future revenue levels and margins. It is the intention of management to assess the appropriate level for the valuation allowance each quarter.

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

      The details of the restructuring are described with the filing of the definitive information statement on Schedule 14C as filed with the Securities and Exchange Commission on March 2, 2006. This includes a description of the reverse stock split that occurred on April 11, 2006.

      On April 11, 2006, the Company elected to effect a Stock combination through a reverse stock split. Details of the split are described in the above referenced Schedule 14C.


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


Item 2.  Unregistered Sales of Equity Securities and Uses of Proceeds.

      None

Item 3.  Defaults upon Senior Securities

      Effective April 30, 2005, the Company was in default on certain secured indebtedness owed to various parties in the amount of approximately $3,328,000. However, all Company obligations were paid or converted to common stock as part of the restructuring of the Company's capital structure on December 31, 2005 as more fully described in the definitive information statement on Schedule 14C filed with the Securities and Exchange Commission on March 2, 2006.

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


                                               DATAMETRICS CORPORATION
                                               ------------------------
                                               /s/ Daniel Bertram
                                               Chief Executive Officer


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name                                 Title                          Date
-------------------          ------------------------           ---------------
/s/ Daniel Bertram           Chief Executive Officer            April 17, 2006
-------------------
    Daniel Bertram

/s/ Rafik Moursalien         Controller                         April 17, 2006
-------------------
    Rafik Moursalien