Form 10QSB
period 2005-07-31
DATAMETRICS CORP
filed 2006-05-01
CIK 27082

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

{X} Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 31, 2005

                                       or

{} Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ________to_________

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

Common Stock. $.01 Par Value -- 10,177,146 shares as of May 1, 2006.

Index to Form 10-QSB

                                                                        Page No.
Part I - Financial Information                                          --------
        Item 1. Financial Statements (unaudited):

            Consolidated Balance Sheet as of July 31, 2005                 3
            Consolidated Statements of Operations for the three Months
                Ended July 31, 2005 and July 31, 2004                      4
            Consolidated Statements of Operations for the nine Months
                Ended July 31, 2005 and July 31, 2004
            Consolidated Statements of Cash Flows for the nine Months
                Ended July 31, 2005 and July 31, 2004                      5

            Notes to Consolidated Financial Statements                     6

        Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations                        7
            Results of Operations                                          8-9
            Liquidity and Capital Resources                                10

         Item 3. Controls and Procedures                                   11


Part II - Other Information
        Item 1. Legal Proceedings                                          12
        Item 2. Unregistered Sales of Equity Securities and uses of funds. 12
        Item 3. Defaults upon Senior Securities                            12
        Item 4. Submission of matters to a vote of security holders.       12
        Item 5. Other Information                                          12
        Item 6. Exhibits and Reports on Form 8-K                           12


Signatures                                                                 13

Certifications                                                             14-18

                     DATAMETRICS CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                       (in thousands, except share data)

                                                                                                 July 31,
                                                                                                   2005
                                                                                                 --------
ASSETS
Current Assets
           Cash                                                                                  $    114
           Accounts receivable, net of allowance for doubtful accounts of $0                          209
           Inventory, net of allowance for obsolete inventory of $6,006                               953
           Other Current Assets                                                                        90
                                                                                                 --------
                                     Total current assets                                           1,366

Property and Equipment
           Building and improvements                                                                1,117
           Furniture, Fixtures and computer equipment                                               1,201
           Land                                                                                       420
           Machinery and equipment                                                                    548
                                                                                                 --------
                      Total Property and Equipment                                                  3,286
                      Less Accumulated Depreciation                                                (2,000)
                                                                                                 --------
                                     Net Property and Equipment                                     1,286

                                     Total Assets                                                $  2,652
                                                                                                 ========

LIABILITIES AND STOCKHOLDERS DEFICIT
Current Liabilities
           Notes Payable                                                                         $    879
           Accounts Payable                                                                           852
           Accrued Expenses                                                                           834
           Deferred Revenue                                                                             8
           Warranty Reserve                                                                            40
           Current maturities of LT Debt                                                            3,103
                                                                                                 --------
                                     Total Current Liabilities                                      5,716

Long-Term Liabilities
           Long-Term Debt                                                                             688

                                                                                                 --------
                                     Total Liabilities                                              6,404

Stockholders deficit:
           4% Cumulative Preferred Stock, $.01 par value ($940,485 aggregate liquidation
                      preference); 40,000,000 Authorized; 892,656 issued and outstanding                9
           Common Stock, $.01 par value; 800,000,000 shares
                      Authorized; 32,113,000 issued and outstanding                                   321
           Additional Paid In Capital                                                              58,142
           Accumulated Deficit                                                                    (62,224)
                                                                                                 --------

                                     Total Stockholders Deficit                                    (3,752)

                                     Total Liabilities and Stockholders Deficit                  $  2,652
                                                                                                 ========

--------------------------------------------------------------------------------
  The accompanying "Notes to Consolidated Financial Statements"form an integral part of these statements.
--------------------------------------------------------------------------------

                     DATAMETRICS CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                     (in thousands, except per share data)

                                                              Three Months Ended                     Nine Months Ended
                                                              July 31,           July 31,            July 31,            July 31,
                                                                2005               2004                2005               2004
                                                             ---------          ------------------------------         -----------
Sales                                                        $    725           $    1,252         $    1,718          $    3,287

Cost of Sales                                                     498                  780              1,303               2,537
                                                             ---------          ------------------------------         -----------
Gross Profit                                                 $    227           $      472         $      415          $      750
                                                             ---------------------------------------------------------------------

Selling, General and Administrative
           Personnel and Related Costs                       $    236           $      292         $      820          $      844
           Other                                                  138                   63                305                 238
                                                             ---------------------------------------------------------------------

           Total Selling, General and Administrative         $    374           $      355         $    1,125          $    1,082
                                                             ---------------------------------------------------------------------


Income (Loss) from Operations                                $  (147)           $      117         $    (710)          $    (332)

Other income and expense                                        (117)                (107)              (343)               (316)
                                                             ---------          ------------------------------         -----------

           Net Income (Loss)                                 $  (264)           $       10         $  (1,053)          $    (648)
                                                             =========          ==============================         ===========


Loss per share of common stock;
           basic and diluted                                 $(0.008)           $    0.000         $  (0.033)          $  (0.020)
                                                             =========          ==============================         ===========


Weighted avg. no. of shares outstanding
           basic and diluted                                   32,113               32,113             32,113              32,113
                                                             =========          ==============================         ===========







 The accompanying "Notes to Consolidated Financial Statements" form an integral part of these statements.

                     DATAMETRICS CORPORATION AND SUBSIDIARY
                       CONSOLIDATED CASH FLOWS STATEMENTS
                                   (unaudited)
                     (in thousands, except per share data)

                                                                                              For the Nine Months Ended
                                                                                          July 31                  July 31
                                                                                            2005                     2004
                                                                                          ---------------------------------
Cash Flows from Operating Activities:
           Net Loss                                                                       (1,053)                    (648)
           Adjustments to reconcile net loss to net cash provided by
                    (used in) operating activities:
           Depreciation Expense                                                               40                       42
           Amortization of Refinancing Costs                                                 155                      154
           Expenses Paid from Preferred Stock Proceeds                                        --                       50
           Allowance for Bad debts                                                            --                      (25)
Changes in assets and liabilities:
           Accounts receivable                                                               458                     (186)
           Inventories                                                                      (456)                     105
           Prepaid expenses and other current assets                                         (50)                     (37)
           Accounts Payable                                                                   58                     (151)
           Accrued Expenses                                                                  167                       20
           Other Current Liabilities                                                          --                       18
           Deferred Revenue                                                                 (137)                    (228)
                                                                                          ---------------------------------
                    Net cash provided by (used in) operating activities                     (818)                    (886)

Cash Flows from Investing Activities:
           Capital expenditures for property and equipment                                    (8)                      --
                                                                                          ---------------------------------
                    Net cash provided by (used in ) investing activities                      (8)                      --

Cash Flows from Financing Activities:
           Proceeds from issuance of preferred stock                                          --                      844
           Proceeds from loan payable                                                        879                       --
           Payments on loan payable                                                          (30)                     (34)
                                                                                          ---------------------------------
                    Net cash provided by (used in) financing activities                      849                      810

                    Net increase (decrease) in cash                                           23                      (76)
                    Cash at the beginning of the period                                       91                      110
                                                                                          ---------------------------------

                    Cash at the end of the period                                            114                       34
                                                                                          =================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for Interest, net:                                                80                      123



 The accompanying "Notes to Consolidated Financial Statements" form an integral part of these statements.

                             DATAMETRICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  July 31, 2005
                                   (Unaudited)

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

Inventories as of July 31, 2005 consist of the following:

                                                                  (in thousands)
                                                                  --------------
Inventories Parts and sub-assemblies                                        521
Work in Process                                                             432
Obsolete Inventory                                                        6,006
                                                                  -------------
Total Inventory                                                           6,959

Reserve for Obsolete Inventory                                           (6,006)
                                                                  --------------

Net Inventory                                                               953



3. NOTES PAYABLE Bridge Loans with interest payable at 12%, principal and interest due in July 2005, and collateralized by all assets of the Company. The note holders' rights to collateral are subordinate to the rights of the other holders of long term debt.


4.     DEBT STRUCTURE / SUBSEQUENT EVENTS

      In anticipation of the reorganization described in the definitive information statement on Schedule 14C filed with the Securities and Exchange Commission on March 2, 2006, the Company borrowed $879,342 during the fiscal year ended October 31, 2005 to sustain operations. These borrowings accrue interest at rates of 10% and 12%. Many of these loans had maturity dates in 2005 and the Company was unable to repay these loans by the stated maturity date. However, as described in Schedule 14C, the loans were repaid or converted into equity in December 2005.

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

      For the nine months ended July 31, 2005, the Company experienced slower than expected receipt of orders. Many of the military programs from which the Company anticipates generating its revenue have been rescheduled and military priorities have been reconsidered to account for short, medium, and long-term needs. The Company expects to see an increase in order activity in the following quarters and attributes the delay in orders due to a focus on budget spending for troops and munitions in the war effort in Afghanistan and Iraq. The following phases in this war and projected increase in overall military / defense spending will likely entail more sophisticated surveillance techniques and equipment, which will require data processing and peripheral equipment much like we currently supply for the AWACS, P3 Orions aircraft and the armed forces.

                              RESULTS OF OPERATIONS

                 Three Month Period Ended July 31, 2005 Compared
                    To Three Month Period Ended July 31, 2004


      Sales for the quarter ended July 31, 2005 were $725,000 a decrease of $527,000 or 42%, compared with sales of $1,252,000 in the same period in the prior fiscal year. The decrease in sales for the three months ended July 31, 2005 is attributable mainly to slower than anticipated receipt of orders.

      Cost of sales for the quarter ended July 31, 2005 was $498,000 (69% of sales), a decrease of $282,000 or 36%, compared with $780,000 (62% of sales) for the same period in the prior fiscal year. Cost of sales as a percentage of Sales increased due to increase in material and labor costs that were not passed on to customers.

      Selling, general and administrative ("SG&A") expenses for the quarter ended July 31, 2005 were $374,000 (52% of sales) an increase of $19,000, or 5%, compared with $355,000 (28% of sales) for the same period in the prior fiscal year. While SG&A increased modestly, SG&A as a percentage of sales increased due largely to the relatively fixed nature of the components of selling, general, and administrative expenses coupled with the substantial reduction of sales for the period.

      Interest expense amounted to $127,809 for the quarter ended July 31, 2005 compared with net interest expense of $107,000 for the same period in the prior year. The increase in interest expense reflects the additional borrowing required in 2005.

      The net loss for the quarter ended July 31, 2005 amounted to $264,000, compared with a net income of $10,000 for the same period in the prior year. The loss for the current period is attributable to significant decrease in sales and the fixed nature of selling, general & administrative expenses.



                 Nine Month Period Ended July 31, 2005 Compared
                    To Nine Month Period Ended July 31, 2004

      Sales for the nine months ended July 31, 2005 were $1,718,000 a decrease of $1,569,000 or 48%, compared with sales of $3,287,000 in the same period in the prior fiscal year. The decrease in sales is attributable mainly to slower than anticipated receipt of orders from the U.S. Government and major Defense Contractors.

      Cost of sales for the nine months ended July 31, 2005 was $1,303,000 (76% of sales), a decrease of $1,234,000 or 37%, compared with $2,537,000 (77% of sales) for the same period in the prior fiscal year. Cost of sales decreased compared to the same period in the prior fiscal year because of the decrease in sales.


      Selling, general and administrative ("SG&A") expenses for the nine months ended July 31, 2005 were $1,125,000 (65% of sales) an increase of $43,000, or 4%, compared with $1,082,000 (33% of sales) for the same period in the prior fiscal year.

      Interest expense amounted to $371,218 for the nine months ended July 31, 2005 compared with net interest expense of $333,000 for the same period in the prior year reflecting the additional borrowing required in 2005.

The net loss for the nine months ended July 31, 2005 amounted to $1,053,000 an increase in losses of $405,000 compared with a net loss of $648,000 for the same period in the prior year. The increased loss for the current period is attributable to significantly lower sales in the period and relatively fixed obligations for selling, general and administrative expenses.


      Management has determined that, based on the Company's historical losses from recurring operations, the Company will not recognize its net deferred tax assets at July 31, 2005. Ultimate recognition of these tax assets is dependent, to some extent, on future revenue levels and margins. It is the intention of management to assess the appropriate level for the valuation allowance each quarter.

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


Item 2.  Unregistered Sales of Equity Securities and Uses of Proceeds.

         None

Item 3.  Defaults upon Senior Securities

      Effective July 31, 2005, the Company was in default on certain secured indebtedness owed to various parties in the amount of approximately $3,400,000. However, all Company obligations were paid or converted to common stock as part of the restructuring of the Company's capital structure on December 31, 2005 as more fully described in the definitive information statement on Schedule 14C filed with the Securities and Exchange Commission on March 2, 2006.

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


                                                 DATAMETRICS CORPORATION
                                                 ------------------------
                                                 /s/ Daniel Bertram
                                                 Chief Executive Officer


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name                            Title                            Date
-------------------             -----------------------          -----------

/s/ Daniel Bertram              Chief Executive Officer          May 1, 2006
-------------------
    Daniel Bertram

/s/ Rafik Moursalien            Controller                       May 1, 2006
-------------------
    Rafik Moursalien