Form 10KSB
period 2005-10-31
DATAMETRICS CORP
filed 2006-07-07
CIK 27082

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

                                   (Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended October 31, 2005

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Transition Period From _________ to _________

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


                   1717 Diplomacy Row, Orlando, Florida 32809
                   ------------------------------------------
                    (Address of principal executive offices)


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

None


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part IV of this Form 10-KSB or any amendment to this Form 10-KSB.
|_|

Transitional Small Business Disclosure Format (Check one): Yes |_|; No |X|

State Issuer's revenues for its most recent fiscal year:
                                                        Gross Sales - $3,029,381

State the number of shares outstanding of the Registrant's Common Stock ("Common Stock"), as of the latest practicable date: 11,377,162 shares of Common Stock as of June 15, 2006.

The aggregate market value of the common equity of the company held by non-affiliates as of June 15, 2006 was $1,137,716.

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

      Despite limited resources, the Company makes a modest investment in research and development (R & D). This investment is not considered material at this time. The customers absorb most of the Company's R & D and Non-Recurring Expenses (NRE). However, over the past few years, the Company has invested funds to develop new products and updates to existing products which include: The Tuff-Rider - a ruggedized computer, a low-cost ink-jet printer, a new color thermal printer to replace its 1901/1903 models and a new trunk-mounted rugged PC for the Public Safety market.

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

      In Fiscal 2005, the Company's largest customers were the U.S. Government, Lockheed Martin Corp., Northrop Grumman Corp., and Raytheon Company. The loss of any one of these customers could have a material adverse impact on the Company's operations and financial condition. The Company believes that it has a good reputation with its customers for quality and delivery of its products and services.

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

BACKLOG

      The Company's backlog of funded orders not yet recognized as revenue at October 31, 2004 and October 31, 2005 was approximately $1,727,367 and $1,362,740 respectively. The entire backlog at October 31, 2004 was realized during the fiscal year ending October 31, 2005.

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

EMPLOYEES

      The Company employed 34 persons on a full-time basis as of October 31, 2005, compared to 36 persons on a full-time basis as of October 31, 2004. A union does not represent any of the Company's employees nor is the Company subject to a collective bargaining agreement. The Company considers relations with its employees to be good.

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

ITEM 2. PROPERTIES.

      The Company's operations are conducted from a 43,000 square foot manufacturing facility in Orlando Florida, which the Company purchased in December 1997. The Company consolidated all of its operations to this location in 2001. The Company had a mortgage with SG DMTI, LLC with an outstanding balance of $751,738 as of October 31, 2005. The property is adequately insured. For tax purposes, the manufacturing facility is depreciated using the straight line method over 39 years. The federal tax basis of the facility and improvements at October 31, 2005 was $830,221. Property taxes are approximately $29,500 per year.

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

The high and low sales for the Common Stock are set forth in the following table.

Fiscal 2006                                            High             Low

April 30       ..................................     $0.900          $0.020
January 31     ..................................     $0.990          $0.450

Fiscal 2005                                            High             Low

October 31     ..................................     $0.025          $0.021
July 31        ..................................     $0.025          $0.021
April 30       ..................................     $0.045          $0.021
January 31     ..................................     $0.080          $0.030

Fiscal 2004                                            High             Low

October 31     ..................................     $0.060          $0.035
July 31        ..................................     $0.055          $0.030
April 30       ..................................     $0.140          $0.045
January 31     ..................................     $0.090          $0.020

There were approximately 323 stockholders of record as of June 26, 2006. No cash dividends have been paid to Common Stockholders since the Company was founded, and the Company does not intend to do so in the foreseeable future.

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

RESULTS OF OPERATIONS

      Fiscal Year 2005 Compared With Fiscal Year 2004.

      Sales for the year ended October 31, 2005 were $3,029,000 a decrease of $1,414,000 or 32% compared with sales of $4,443,000 in the prior fiscal year. The decrease in sales for the year is primarily attributable mainly to slower than anticipated receipt of orders from major customers.

      Cost of sales for the year ended October 31, 2005 was $2,153,000 (71% of sales); a decrease of $1,170,000 or 35% compared with $3,323,000 (75% of sales) for the prior fiscal year. Cost of sales decreased compared to the same period in the prior fiscal year because of the corresponding decrease in sales.

      Selling, General and Administrative (SG&A) expenses for the year ended October 31, 2005, were $1,435,000 (47% of sales) an increase of $64,000 or 5%, compared with $1,371,000 (31% of sales) for the same period in the prior fiscal year. While SG&A increased modestly, SG&A as a percentage of sales increased due largely to the relatively fixed nature of the components of selling, general, and administrative expenses coupled with the substantial reduction of sales for the period.

      Net interest expense was $447,000 for the year ended October 31, 2005 compared with net interest expense of $470,000 for the prior year. Even though long-term debt is lower in 2005 than 2004, interest expense decreased slightly. In both 2005 and 2004 interest expenses reflect the effects of amortization of refinancing costs incurred late in 2003.

      The net loss for the year ended October 31, 2005 amounted to $583,000 a decrease of $40,000 or 6% compared with a loss of $623,000 for the prior fiscal year. Payables write off prevented a worse decline after sales fell.

      Management has determined that, based on the Company's historical losses from recurring operations, the Company will most likely not recognize its net deferred tax assets at October 31, 2005. Ultimate recognition of these tax assets is dependent, to some extent, on the future revenue levels and margins of the Company. It is the intention of management to assess the appropriate level for the valuation allowance each quarter.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's principal capital requirements have been to fund working capital and the payment of long-term debt. The Company has relied primarily on internally generated funds, private placement proceeds, and subordinated debt to finance its operations. The Company has no material commitments for capital expenditures which would affect its liquidity.

      Net cash used in operations was $847,000 in 2005 and $816,000 was used in 2004. The change from 2004 to 2005 was due to ongoing losses and lower than expected sales volume.

      Net cash provided by financing activities were $902,000 and $796,000 in 2005 and 2004, respectively. The change from 2004 to 2005 was primarily related to the issuance of debt instruments in the form of notes payable in 2005 higher than the value of preferred stock issued in fiscal year 2004.

      The Company continues to have substantial debt that was due in 2005 and 2004. Although the Company has generated much of the cash flow through equity transactions to sustain current operations, the debt obligations of previous periods have not been met. As a result, additional capital and a significant restructuring were required to meet its prior period debt obligations.

      The details of the restructuring are described with the filing of the definitive information statement on Schedule 14C as filed with the Securities and Exchange Commission on March 2, 2006. This includes a description of the one-for-30 reverse stock split that occurred on April 11, 2006.

      As part of the restructuring, SGD purchased 500,000 shares of the Company's Series B Preferred Stock in exchange for the cancellation of an aggregate of $499,563 in principal and $467 in accrued interest on certain promissory notes (the "Notes") issued by the Company and held by SG. DMTR converted debt owed to DMTR by the Company (which debt consisted of an aggregate principal amount of $2,900,000 and accrued, but unpaid interest on the unpaid principal amount) into common stock. The Company also issued SG a warrant 50% of the then issued and outstanding shares of common stock of the Company on a fully diluted basis for a period of ten (10) years at an exercise price of $.01 (before giving effect to the one-for 30 reverse stock split).

      On December 30, 2005, the Company also issued SGD a secured promissory note in the principal amount of $500,000 (the "Secured Note"). The Secured Note accrues interest at a rate of ten (10%) percent per annum and matures on December 31, 2006. Accrued interest on the Secured Note shall be paid quarterly commencing March 31, 2006. The Secured Note is secured by a first priority lien on all of the Company's assets, which lien was placed on the Company's assets at the time of issuance of the $200,000 note (the "Bridge Note"), which the Company previously issued to SG on November 7, 2005. The Company used the proceeds of the Secured Note to (i) repay the Bridge Note and all accrued interest thereon,
(ii) pay interest on the Notes exchanged for the Series B Preferred Stock, (iii) pay for certain expenses incurred in connection with the transactions with SG and (iv) for general working capital.

      The Company has incurred operating losses for the last several years which have adversely affected its liquidity and operations. Management believes that the reduction in debt obligations and receipt of additional funds in connection with the restructuring in December 2005 will enable the Company to continue as a going concern at least through October 31, 2006.

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

ITEM 8B - OTHER INFORMATION

      NONE

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS

      Management is vested in DataMetrics' Board of Directors and officers. At each Annual Meeting, shareholders are to elect Directors. Each newly elected Director holds office until the succeeding annual meeting and until the election and qualification of his or her successor. The officers of the Company hold office at the discretion of the Board of Directors. There was no annual meeting of shareholders in 2005.

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

Name                          Age          Title
----                          ---          -----

Bruce R. Galloway             48           Director
Daniel Bertram                45           Chief Executive Officer, Director
Gary Herman                   41           Chairman, Director
Rafik Moursalien              49           Chief Financial Officer
Thomas Leonardis              60           Director
Edward Kroning                45           Secretary

BUSINESS EXPERIENCE

      Bruce R. Galloway has been a director of the company since August 2000 and was Chairman of the Board from August 2000 to May 2005. Mr. Galloway is currently a managing director of Arcadia Securities Inc., a New York-based investment firm. From 1993 to 2005 Mr. Galloway was a managing director at Burnham Securities inc., a New York based investment bank. Prior to joining Burnham, from 1991 to 1993, Mr. Galloway was a senior vice president at Oppenheimer & Company, a New York-based investment bank. Mr. Galloway holds a B.A. degree in Economics from Hobart College and an MBA in Finance from New York University's Stern Graduate School of Business. He is also the Chairman of Broadcaster, Inc., and Command Security Corporation, as well as a director of Forward Industries Inc., GVI Security Solutions, Inc., and Waiter.com.

      Daniel Bertram is the Chief Executive Officer. Mr. Bertram became CEO and a Director of the Company in June 2001 after serving as Vice President for Marketing and Sales since March 2001. Mr. Bertram was a principal of Conesys, Inc. from 1998 through February 2001. From 1997 through 1998 he was a principal of The Bertram Co., a consulting firm. He served as Vice President for Sales and Customer Support for Staefa Control System (now a Siemens Company) from 1991 to 1996. Prior to his work at Staefa, he served as Regional Distribution Manager for Telemecanique/Square D, a U.S. subsidiary of Groupe Schneider, France, a global leader in Industrial Automation Systems and Components, where he grew its representative network in 13 western states. He was also Northeast Regional Marketing Manager for Leroy-Somer, Inc. (now a division of Emerson Electric). Mr. Bertram holds a Master of Arts in Industrial/Organizational Psychology from Pepperdine University and a Bachelor of Arts from Marquette University.

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

      Edward Kroning, Corporate Secretary and Sales Cell Leader. Mr. Kroning became Secretary in 2005 after joining DataMetrics in 1998. A graduate of the University of Central Florida, Mr. Kroning came to DataMetrics(TM) with over 14 years of experience in purchasing, inventory and material and production planning. Prior to his arrival at DataMetrics(TM), he was Director of Material and Planning at Tri-Tech Electronics, Inc., an industry leader in custom and build to print military and commercial interconnect systems.

      Rafik (Rob) Moursalien, Chief Financial Officer. Mr. Moursalien became Chief Financial Officer in May 2006 after joining DataMetrics in September 2004 as Controller. He has over 15 years of progressive experience in Accounting and Finance, Business Management, and Network Administration. Before joining DataMetrics, he was Controller at IBS Group, a Software Development Company serving State SBDC's, Federal Government Agencies, and Chambers of Commerce. Mr. Moursalien holds a Certified Public Accountant's License from the State of Delaware, the Certified Administrative Manager's Designation from the Canadian Institute of Certified Administrative Managers, and Novell's Certified Network Engineer Designation. He also holds a Degree in Accounting from George Brown College, and a B.S. in Business Management from LaSalle University.

      The audit committee of the Company is comprised of Thomas Leonardis. [The second member of the audit committee resigned as a director in the Spring of 2003 and has not yet been replaced]. The audit committee has met three times during FYE 2005. We currently do not have a financial expert as that term is defined under Reg. S-B, ITEM 401 (e). The Company is diligently searching for another Independent Director with the requisite financial expertise to become part of the Audit Committee.

All Directors attended all of the Board of Director meetings in 2005.

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

                          SUMMARY COMPENSATION SCHEDULE
                               ANNUAL COMPENSATION

                                                                Long Term Compensation
                                                                ----------------------
                                                                Awards                                       Payouts
                                                                ------                                       -------
                                                                                              Securities
                                                                                Restricted    Underlying
Name and                                                        Other           Stock         Options and    LTIP **    All
Principal              Fiscal        Base                       Annual          Awards        Warrants       Payouts    Other
Position               Year          Salary         Bonus       Compensation    ($)           (#)            ($)        Compensation
---------              ------        ------         -----       ------------    ----------    -----------    -------    ------------
Daniel Bertram         2005         $144,000         --         $ 7,200 (3)          --           --           --          -- (4)
(1)(2)
(1)(2)

Daniel Bertram         2004         $144,000         --         $14,400 (3)          --           --           --          -- (4)
(1)(2)
(1)(2)

Daniel Bertram         2003         $144,000         --         $14,400 (3)     $ 7,244 (5)       --           --          -- (4)
(1)(2)                                                                          $30,926 (6)
(1)(2)

**LTIP means any plan providing compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year.

(1)   Hired March 2001.
(2)   Promoted to CEO, June 2001.
(3)   Rent and car allowances.
(4)   Bonus.
(5)   Stock Bonus of 241,455 shares at $.03 per share in May of 2003
(6)   Stock Bonus of 2,061,765 shares at $.015 per share issued May 31, 2003

                AGGREGATED OPTION/SAR* EXERCISES IN LAST FISCAL YEAR
                          AND FY END OPTION/SAR VALUES

                                                  Number of
                                                  Exercisable    Value of
                                                  Securities     Unexercised
                                                  Underlying     In-the-money
                  Shares                          Unexercised    Options
                  Acquired on    Value            Options at     At FY-End
Name              Exercise       Realized         FY-End         Exercisable
----              --------       --------         ------         ------------

Daniel Bertram    None           Not Applicable   150,000        0


DIRECTOR COMPENSATION

      There are no standard arrangements for providing any compensation to Directors.

EMPLOYMENT AGREEMENTS

      Pursuant to an agreement with the Company dated June 2001 and extended in 2002, 2004, and 2006 the Company agreed to employ Daniel Bertram as the President/Chief Executive Officer through May 2008. His annual salary is $148,320. He also receives a monthly automobile allowance, and participation in the Company's benefit package. He will receive stock options and bonuses as determined by the Board of Directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTER

      The following table sets forth, as of June 15, 2006 the number and percentage of shares of the Company's Common Stock owned beneficially, by class and on a combined basis, by (i) each current director, (ii) each executive officer, (iii) all executive officers and directors as a group, and (iv) each person who is known by us to own beneficially more than 5% of our Common Stock. The table has been adjusted to reflect the one for 30 reverse split that was effective April 11, 2006.

      Except as otherwise indicated, the beneficial owners listed in the table have sole voting and investment powers with respect to the shares. The table below refers only to common stock.

                                     Number of Shares        Percent of Shares
Name of Beneficial Owner             Beneficially Owned      Beneficially Owned
------------------------             ------------------      ------------------

SG DMTI Capital, LLC          (1)        12,877,162                50.0%

DMTR, LLC                     (1)        8,181,204                 31.8%

Daniel Bertram                (2)         326,774                  1.26%
                              (6)
Bruce Galloway                (2)          95,397                  0.37%
                              (3)
Gary Herman                   (2)         294,000                  1.14%
                              (4)
                              (6)
Ed Kroning                    (2)          8,535                   0.03%
                              (5)
Rafik Moursalien              (2)            0                       0%

Thomas Leonardis              (2)            0                       0%

All Executive Officers &
Directors as a Group                      724,706                  2.81%


Notes:

(1) Giving effect to the post-split Warrant for 12,877,162 post-split shares, the shareholder would own 50% of the common stock of the Company. SG Phoenix Ventures LLC is the managing member of SG DMTI Capital LLC. SG Phoenix Ventures LLC disclaims beneficial ownership of such securities beneficially owned by SG DMTI Capital LLC. Philip S. Sassower and Andrea Goren are managing members of SG Phoenix Ventures LLC, and each are members of DMTR, owning one-seventh of the membership interests of DMTR Messrs. Sassower and Goren disclaim beneficial ownership of such securities beneficially owned by SG DMTI Capital LLC and DMTR.

(2) The address of each of these persons is c/o Datametrics Corporation, 1717 Diplomacy Row, Orlando, Florida 32809.

(3) Mr. Galloway is the managing member of DMTR. Mr. Galloway disclaims beneficial ownership of the shares owned by DMTR. His ownership includes 88,026 post-split shares he owns directly and 7,371 post-split shares of common stock over which Mr. Galloway has indirect beneficial ownership.

(4) Includes 4,000 post-split shares of common stock issued to Digital Creative Development Corporation, of which Mr. Herman is Chairman and Chief Executive Officer.

(5) Includes 486 post-split shares of common stock jointly owned with Karen Kroning.

(6) Includes 250,000 post-split shares issued each to Daniel Bertram and Gary Herman on June 14, 2006.

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
------------       ------------      -------------------    -------------

Approved by
Shareholders       None              None                   None

Not approved
By Shareholders    None              None                   None


      The Company does not know of any arrangements that may result in a change in control of the Company, except for the security interest of DMTR LLC in substantially all of the assets of the Company. See Note 12, Subsequent Events for more details.

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

      The Company reached an agreement with 96% of the holders of the 10% Subordinated Notes dated December 24, 1998 in the aggregate principal amount of $3,524,000 as of December 31, 2000 (the "10% Notes") to exchange each $1.00 face amount of the outstanding 10% Notes and accrued interest for shares of common stock. The Company issued approximately 5,019,434 shares of common stock in 2002 in connection with this exchange. No settlement has been reached to date for the remaining 4% of holders of these notes.

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

      Recent developments in 2005 with respect to the loan from DMTR and the restructuring of the Company's capital structure with other affiliated parties is described under "Business - Recent Developments"

ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K

(a) EXHIBIT LIST and DESCRIPTION OF EXHIBITS


Exhibit
No.         Description
-------     -----------

3.1 Restated Certificate of Incorporation, as currently in effect (incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-K dated April 15, 1987).

3.2 Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights of Series B Preferred Stock and Qualifications, Limitations and Restrictions Thereof dated August 10, 1993 incorporated by reference to Exhibit
            4.1 to Registrant's Form 8-K dated August 10, 1993).

3.3         Bylaws as currently in effect (incorporated by reference to Exhibit
            3.2 to Registrant's Form 10-K for the year ended October 28, 1990).

3.4 First Amendment to the Restated Bylaws, dated August 6, 1996(incorporated by reference to Exhibit 3.0 to the Registrant's Form 8-K dated August 6, 1996).

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

4.11 Form of Warrant (incorporated by Reference to Exhibit 4.3 to the Registrant's 8-K dated May 7, 1999).

4.17        Warrant issued to Carl K. Doumani (incorporated by reference to
            Exhibit 4.1 to the Registrant's 8-K dated September 13, 1999).

4.18        Warrant issued to Roy Doumani (incorporated by reference to Exhibit
            4.2 to the Registrant's 8-K dated September 13, 1999).

4.19 Form of Warrant issued to finder (incorporated by reference to Exhibit4.3 to the Registrant's 8-K dated September 13, 1999).

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

10.25 Agreement and Plan of Merger between the Company, PEC and Merger subdued November 19, 2001 (incorporated by reference from the Form 8-K filed on December 5, 2001), (incorporated by reference to the Registrant's Form 10-K filed on February 13, 2001).

10.26       Standstill Agreement with DMTR, LLC effective as of January 31,
            2003.

10.27 Contract of sale between DataMetrics Corporation and SG DMTI, LLC dated November 4, 2005. (incorporated by reference to the Registrant's Form 8-K filed on November 24, 2005)

10.28 Lease Agreement between DataMetrics Corporation and SG DMTI, LLC. (incorporated by reference to the Registrant's Form 8-K filed on January 17, 2006)

10.29 Secured Promissory Note dated November 7, 2005. (incorporated by reference to the Registrant's Form 8-K filed on January 17, 2006)

10.30 Loan Termination and Conversion Agreement between the Company and DMTR dated as of December 30, 2005. (incorporated by reference to the Registrant's Form 8-K filed on January 17, 2006)

10.31 Series B Preferred Stock and Warrant Purchase Agreement between the Company and SG dated as of December 30, 2005. (incorporated by reference to the Registrant's Form 8-K filed on January 17, 2006)

10.32 Certificate of Designations, Preferences and Rights of Series B Preferred Stock. (incorporated by reference to the Registrant's Form 8-K filed on January 17, 2006)

10.33 Common Stock Purchase Warrant dated as of December 30, 2005. (incorporated by reference to the Registrant's Form 8-K filed on January 17, 2006)

10.34 Registration Rights Agreement dated as of December 30, 2005 between the Company and SG. (incorporated by reference to the Registrant's Form 8-K filed on January 17, 2006)

10.35 Secured Promissory Note dated as of December 30, 2005. (incorporated by reference to the Registrant's Form 8-K filed on January 17, 2006)

10.36 Consent Agreement between DMTR LLC and Commerce Bank, N.A. dated as of December 30, 2005. (incorporated by reference to the Registrant's Form 8-K filed on January 17, 2006)

16.1 Letter of Ernst & Young LLP dated November 7, 1997 regarding its comments to the statements made by Registrant in Item 4 of Registrant's Form 8-K filed with the Securities and Exchange Commission.

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

99.9 Press Release (incorporated by reference to Exhibit 99.1 to Registrant's Form 8-K filed on August 18, 2000).

99.10 Press Release (incorporated by reference to Exhibit 99.2 to Registrant's Form 8-K filed on August 18, 2000).

99.11 Certification of Daniel Bertram, Chief Executive Officer, under the Sarbanes-Oxley Act of 2002 dated July 18, 2005.

99.12 Certification of Rafik Moursalien, Controller, under the Sarbanes-Oxley Act of 2002 dated July 18, 2005.

(b) Reports on Form 8-K - None

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

      The following table represents the aggregate fees billed for professional audit services rendered to the Company by Davis Monk & Co. for the audit of the Company's annual financial statements for the 2 years ended October 31, 2005 and 2004, and all fees billed for other services by Davis Monk & Co. during those periods:


Year Ended October 31,                          2005       2004
----------------------------------              -------    -------
Audit fees (1)                                  $55,465    $14,531

Audit Related Fees (2)                          $ None     $ 4,477

Tax fees (3)                                    $ 4,280    $14,088

All other fees (3)                              None       None

Total Accounting Fees and Services              $59,745    $33,096

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

PRE-APPROVAL POLICY FOR AUDIT SERVICES

      The Company's Audit Committee has responsibility for the approval of all audit and non-audit services before the Company engages an accountant. All of the services rendered to the Company by Davis Monk & Co. for the fiscal years ended October 31, 2005 and 2004 were pre-approved by the Audit Committee before the engagement of the auditors for such services. The Company and the Audit Committee are working with the Company's legal counsel to establish formal pre-approval policies and procedures for all future engagements of the Company's accountants. The Company's pre-approval policy will expressly provide for the annual pre-approval of all audit, audit-related and all non-audit services proposed to be rendered by the independent auditor for the fiscal year, as specifically described in the auditor's engagement letter, such annual pre-approval to be performed by the Audit Committee.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Form 10-KSB to be signed on its behalf by its duly authorized representatives.

                                          DATAMETRICS CORPORATION
                                          ------------------------


                                          /s/ Daniel Bertram
                                          Chief Executive Officer


                                          /s/ Rafik Moursalien
                                          Chief Financial Officer


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name                         Title                        Date
----------------------       ----------------------       ----------------------


/s/ Daniel Bertram           Director                     July 6, 2006
----------------------
    Daniel Bertram


/s/ Bruce Galloway           Director                     July 6, 2006
----------------------
    Bruce Galloway


/s/ Gary Herman              Director                     July 6, 2006
----------------------
    Gary Herman


/s/ Thomas Leonardis         Director                     July 6, 2006
----------------------
    Thomas Leonardis

                              FINANCIAL STATEMENTS
                                       AND
                           INDEPENDENT AUDITORS REPORT

                             DATAMETRICS CORPORATION

                            OCTOBER 31, 2005 AND 2004






                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                    30

BALANCE SHEET                                                              31

STATEMENTS OF OPERATIONS                                                   32

STATEMENTS OF STOCKHOLDERS' DEFICIT                                        33

STATEMENTS OF CASH FLOWS                                                   34-35

NOTES TO FINANCIAL STATEMENTS                                              36-44

CERTIFICATIONS                                                             45-50

             Report of Independent Registered Public Accounting Firm


To the Audit Committee, Board of Directors and Stockholders
DataMetrics Corporation
Orlando, Florida

We have audited the accompanying balance sheet of DataMetrics Corporation as of October 31, 2005, and the related statements of operations, stockholders' deficit, and cash flows for the years ended October 31, 2005 and October 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DataMetrics Corporation as of October 31, 2005, and the results of its operations and its cash flows for the years ended October 31, 2005, and October 31, 2004 in conformity with accounting principles generally accepted in the United States of America.


/s/ Davis, Monk & Company
-------------------------
DAVIS, MONK & COMPANY

June 12, 2006
Gainesville, Florida

                                 Balance Sheets
                      October 31, 2005 and October 31, 2004
                             DataMetrics Corporation
                                 (in thousands)

                                                                          2005           2004
                                                                      ------------    ------------
ASSETS
Current Assets
       Cash                                                           $        146    $         91
       Accounts Receivable (net of allowance for doubtful accounts
         of $0 for 2005 and 2004)                                              270             667
       Inventory (net of allowance for obsolete inventory of $6,070
         for 2005 and $6,006 for 2004)                                         907             497
       Other Current Assets                                                     94              40
                                                                      ------------    ------------
                               Total current assets                          1,417           1,295

Property and Equipment
       Building and improvements                                             1,112           1,112
       Furniture, Fixtures and computer equipment                            1,195           1,195
       Machinery and equipment                                                 547             547
       Land                                                                    420             420
                                                                      ------------    ------------
               Total Property and Equipment                                  3,274           3,274
               Less Accumulated Depreciation                                (2,011)         (1,956)
                                                                      ------------    ------------
                               Net Property and Equipment                    1,263           1,318

                               Total Assets                           $      2,680    $      2,613
                                                                      ============    ============

LIABILITIES AND STOCKHOLDERS DEFICIT
Current Liabilities
       Accounts Payable                                                        492             774
       Accrued Expenses                                                        677             667
       Deferred Revenue                                                         --             145
       Warranty Reserve                                                         40              40
       Other Current Liabilities                                                --              20
       Notes and Advances Payable - Related Parties                          1,712              --
       Current maturities of LT Debt                                         3,041           3,102
                                                                      ------------    ------------
                               Total Current Liabilities                     5,962           4,748

Long-Term Liabilities
       Long-Term Debt                                                           --             719
       Refinance Cost                                                           --            (155)
                                                                      ------------    ------------
                               Total Long Term Liabilities                      --             564

                                                                      ------------    ------------
                               Total Liabilities                      $      5,962    $      5,312

Stockholders deficit:
       Preferred Stock - $1,339 aggregate liquidation preference      $          9    $          9
       Common Stock                                                            321             321
       Additional Paid In Capital                                           58,142          58,142
       Accumulated Deficit                                                 (61,754)        (61,171)

                                                                      ------------    ------------
                               Total Stockholders Deficit             $     (3,282)   $     (2,699)
                                                                      ------------    ------------

                               Total Liabilities and Stockholders
                               Deficit                                $      2,680    $      2,613
                                                                                      ============

            The accompanying "Notes to Financial Statements" form an
                       integral part of these statements.

                            Statements of Operations
                  For the years ended October 31, 2005 and 2004
                             DataMetrics Corporation
                 (in thousands, except per share and share data)

                                                   2005            2004
                                               ------------    ------------
SALES                                                 3,029           4,443

COST OF SALES
       Purchases, Manufacturing and Overhead          2,153           3,323
                                               ------------    ------------

GROSS PROFIT                                            876           1,120

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES          1,435           1,371
                                               ------------    ------------

OPERATING LOSS                                         (559)           (251)

OTHER INCOME (EXPENSE)
       Interest expense                                (447)           (470)
       Inventory Adjustment to Market                   (64)             --
       Bad Debt Allowance Recovery                       --              25
       Forgiveness of Payables                          487              --
       Other Income                                      --              73

                                               ------------    ------------

TOTAL OTHER (EXPENSE)                                   (24)           (372)
                                               ------------    ------------

LOSS BEFORE PROVISION FOR INCOME TAXES                 (583)           (623)

PROVISION FOR INCOME TAXES                               --              --
                                               ------------    ------------
NET LOSS                                               (583)           (623)
                                               ============    ============

LOSS PER SHARE ON COMMON STOCK, BASIC
  AND DILUTED:

       Net Loss                                       (0.02)          (0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING, BASIC AND DILUTED                     32,113          32,113
                                               ============    ============

            The accompanying "Notes to Financial Statements" form an
                       integral part of these statements.

                       Statements of Stockholders' Deficit
                   For the years ended October 31, 2005 and 2004
                             DataMetrics Corporation
                        (in thousands, except share data)

                             Common Stock                Preferred Stock              Treasury Stock
                      --------------------------    -------------------------   --------------------------     Add'l
                       Number of                     Number of                   Number of                     Paid-In
                        Shares         Amount         Shares        Amount        Shares         Amount        Capital
                      -----------    -----------    -----------   -----------   -----------    -----------    -----------

Balances at
  October 31, 2003     33,056,590    $       330             --   $        --       943,847    $      (120)   $    57,368

Reclassification
  of Stock
  Surrendered
  To Properly
  Reflect their
  Status as
  Cancelled              (943,847)   $        (9)            --            --      (943,847)   $       120    $      (111)

Issuance of
  Preferred
  Stock                        --             --        892,652             9            --             --            885

Fractional
  Difference
  from Transfer
  Agent                      (640)            --             --            --            --             --             --

Net Loss                       --             --             --            --            --             --             --
                      -----------    -----------    -----------   -----------   -----------    -----------    -----------

Balances at
  October 31, 2004     32,112,103    $       321        892,652   $         9            --    $        --    $    58,142

Net Loss                       --             --             --            --            --             --             --

Balances at
  October 31, 2005     32,112,103    $       321        892,652   $         9            --    $        --    $    58,142


                                             Total
                           Accumulated    Stockholders'
                             Deficit        Deficit
                           -----------    -----------
Balances at                $   (60,548)   $    (2,970)
  October 31, 2003

Reclassification
  of Stock
  Surrendered
  To Properly
  Reflect their
  Status as                         --             --
  Cancelled

Issuance of
  Preferred                         --            894
  Stock

Fractional
  Difference
  from Transfer                     --             --
  Agent

Net Loss                          (623)          (623)
                           -----------    -----------


Balances at                $   (61,171)   $    (2,699)
  October 31, 2004
                                  (583)          (583)
Net Loss

Balances at                $   (61,754)   $    (3,282)
  October 31, 2005

            The accompanying "Notes to Financial Statements" form an
                       integral part of these statements.

                            Statements of Cash Flows
                   For the years ended October 31, 2005 and 2004
                             DataMetrics Corporation
                                 (in thousands)

                                                                  2005    2004
                                                                  ----    ----
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Loss                                                    (583)   (623)
      Adjustments to Reconcile Net Loss to Net Cash Used
           in Operating Activities:

           Depreciation                                             55      53

           Write Down of Inventory                                  64      --

           Expenses with Equity Instruments or Financing            30      50
           Bad Debts                                                --     (25)

           Warranty Recovery                                        --     (16)

           Amortization of Refinancing Costs                       155     205
           Forgiveness of Payables                                (487)     --

      Changes in assets and liabilities:

           Accounts Receivable                                     397    (470)

           Inventories                                            (474)    290

           Prepaid Expenses and Other Current Assets               (54)    (30)

           Accounts Payable                                        (65)    (32)

           Accrued Expenses                                        280      (6)

           Other Current Liabilities                               (20)     15
           Deferred Revenue                                       (145)   (227)
                                                                  ----    ----

NET CASH USED IN OPERATING ACTIVITIES                             (816)   (847)
                                                                  ----    ----

CASH FLOWS FROM FINANCING ACTIVITIES:

      Issuance of Stock and Warrants                                --     844

      Proceeds from Notes Payable - Related Party                  931      --

      Payments on long-term debt                                   (29)    (47)
                                                                  ----    ----

NET CASH PROVIDED BY FINANCING ACTIVITIES                          902     797
                                                                  ----    ----

NET INCREASE (DECREASE) IN CASH                                     55     (19)

CASH, BEGINNING OF YEAR                                             91     110
                                                                  ----    ----
CASH, END OF YEAR                                                   91     146
                                                                  ====    ====

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION Cash Paid During the Year for:

        Interest                                                   100     220

        Income Taxes                                                --      --

      Noncash Investing and Financing Activities:
        Expenses Paid by Issuance of Preferred Stock                --      50
        Mortgage Payable Paid by Loan from Related Party           751      --
        Expense Paid by Advance from Related Party                  30      --

            The accompanying "Notes to Financial Statements" form an
                       integral part of these statements.

                          Notes to Financial Statements
                            October 31, 2005 and 2004
                             DataMetrics Corporation

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

DataMetrics Corporation, a Delaware corporation, is engaged primarily in the design, development, manufacture and sale of high-speed, non-impact printers; high-resolution, non-impact printer/plotters; and ruggedized computers and computer workstations.

FORMER SUBSIDIARY

The Company acquired Peripheral Equipment Corporation (PEC) as a subsidiary in 2001 to expand the Company's product line and geographical presence. Since the acquisition, the Company has merged operations and product lines with PEC and has acquired the assets and assumed the liabilities of PEC. Because of these changes, the Company has decided that there was no longer any reason to continue the existence of PEC and has terminated PEC as a separate corporate entity. Consequently, the accompanying financial statements no longer report consolidated operations.

REVENUE RECOGNITION AND RELATED WARRANTY RESERVES

The Company recognizes revenue on the sale of product and parts when shipped.

The Company provides an accrual for future warranty costs at the time of revenue recognition based upon prior years experience with actual warranty costs. The warranty for the Company's products generally covers defects in material and workmanship for a period of one year.

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

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the following estimated useful lives:

                     Building and improvements                    39 years
                     Furniture, fixtures and computer equipment   3 to 8 years
                     Machinery and equipment                      3 to 8 years

                          Notes to Financial Statements
                            October 31, 2005 and 2004
                             DataMetrics Corporation

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         -------------------------------------------

BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic and diluted net loss per share are computed using the weighted-average number of shares of common stock outstanding during the period. Potentially dilutive securities have been excluded from the computation of diluted earnings per share, as their effect is antidilutive. If the Company had reported net income, diluted earnings per share would have included the shares used in the computation of net loss per share plus common equivalent shares related to 1,724,925 outstanding options and warrants for the fiscal years 2005 and 2004 respectively.

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

                          Notes to Financial Statements
                            October 31, 2005 and 2004
                             DataMetrics Corporation

NOTE 2 - INVENTORIES

      Inventories consist of the following:

                                           000's

                                       2005       2004
Inventory Parts and sub-assemblies   $   588    $   393
Work in Process                          383        104
Finished Goods                            --         --
Obsolete Inventory                     6,006      6,006
                                     -------    -------
Total Inventory                        6,977      6,503
Adjustment for Market Value           (6,070)    (6,006)
                                     -------    -------
Net Inventory                        $   907    $   497
                                     =======    =======

Inventory parts and sub-assemblies consist primarily of materials used by the Company for existing and anticipated contracts and materials and finished assemblies, which are held to satisfy spare parts requirements of the Company's customers.

                          Notes to Financial Statements
                            October 31, 2005 and 2004
                             DataMetrics Corporation

NOTE 3 - LONG-TERM DEBT

Long-term debt at October 31, 2005 and 2004 consists of the following:                          000s
                                                                                         -----------------
                                                                                           2005       2004

      In December 1997,  the Company  purchased a 43,000 square foot facility in
      Orlando,  Florida for $899,000. In connection with the acquisition of this property,  the Company  obtained a mortgage loan in the amount of $975,000 from SouthTrust Bank. The loan was originally scheduled to mature on March
      9, 2008 and was collateralized by the Orlando Facility. Interest was 2.25%
      in excess of the weekly  average  yield on United  States  Treasury  Notes adjusted  to a constant  maturity of five years as made  available  by the
      Federal  Reserve  Board.  In June 2005,  investors paid off this loan. The
      investors  were paid back  during  the  restructuring  of the  Company  as            $--    $   780
      described in note 12.

      In December 1998, the Company closed a private  placement of approximately
      $3.45 million of 10%  Subordinated  Notes originally due in December 2000.
      The Notes are unsecured and callable under certain conditions.                        141        141

      In January 2001, the Company executed loan documents with DMTR, LLC, a related party whose partners are major stockholders and members of the Board of Directors of the Company. The loan, secured by all assets of the Company, accrues interest (payable monthly) at the base rate of Citibank
      N.A. plus 100 basis points. The principal and remaining interest were due in January 2003.

      Total Long-Term Debt                                                                2,900      2,900
      Less: Current Maturities                                                          -------    -------
                                                                                          3,041      3,821
                                                                                         (3,041)    (3,102)
      Net Long-Term Debt                                                                -------    -------
                                                                                            $--    $   719
                                                                                        =======    =======

The holders of the DMTR, LLC loan reached agreements with the Company to extend the due dates of the loans pending completion of the restructuring described in note 12. The debts were repaid once the restructuring was complete. Negotiations with the holders of the 10% Subordinated Notes are ongoing. To date, no resolution on a settlement date or amount has been reached.

                          Notes to Financial Statements
                            October 31, 2005 and 2004
                             DataMetrics Corporation

Future payments required on long-term debt are as follows:

                                                       000's
                          2006                         3,295
                          Less Interest                (254)
                                                      -------
                          Principal Balance            3,041
                                                      -------

NOTE 4 - REFINANCING COST

During 2003, the Company reached agreement with holders of its long term debt to extend the due dates of the debt. As part of the negotiations to extend the dates, the Company issued 7,000,000 shares of Company stock options to the debt holders. The options, with an original exercise price of $0.07 per share were valued, using the Black Scholes method, at $515,474. The value of these options were capitalized as a component of long term debt and are being amortized over the new expected lives of the related debt of 2 1/2 years. The balance of the cost and related amortization to date of these costs as of 2005 and 2004 are as follows:

                                $000s
                            2005     2004
                           -----    -----
Original Cost              $ 515    $ 515
Accumulated Amortization    (515)    (360)
                           -----    -----
Unamortized Balance
                           $  --    $ 155
                           -----    -----


NOTE 5 - NOTES AND ADVANCES PAYABLE - RELATED PARTIES

In anticipation of the Company restructuring described in Note 12, the investors involved in the restructuring loaned the Company cash in 2005 for working capital. Advances were also incurred when the investors paid off the mortgage payable on the Company headquarters. Those notes and advances were structured to mature 30 days after issuance with interest rates ranging from 10-12%. They were collateralized by all assets of the Company, but those rights were subordinate to the rights of the other holders of long term debt. Most of these notes and advances were in default at October 31, 2005. The investors agreed to extend the due date until the restructuring was complete and these notes and advances were paid in full with the restructuring.

NOTE 6 - COMMON STOCK

Relevant information for the Company's common stock as of October 31, 2005 and 2004 is as follows:

                           $000's
                       2005      2004
                      -------   -------
Par Value per share       .01       .01
Authorized            800,000   800,000

Issued                 32,113    32,113
Outstanding            32,113    32,113

                          Notes to Financial Statements
                            October 31, 2005 and 2004
                             DataMetrics Corporation


NOTE 7 - PREFERRED STOCK

The Company had 892,652 shares of Series `A' Preferred Stock with a par value of $0.01 per share outstanding at October 31, 2005 and 2004. The stock has a cumulative dividend of four percent per annum and is convertible into shares of the Company's common stock at $.06 per share.

NOTE 8 - STOCK OPTIONS

      The Company periodically provides for the granting of options to employees, directors, and others as compensation for services rendered. The options, including their exercise prices and terms, are initiated solely at the discretion of the Board of Directors. These options generally are 100% vested upon issuance.

No options were granted in either of Fiscal years 2005 or 2004.

A summary of the status of the Company's stock options as of October 31, 2005 and 2004, and changes during those years are presented below:

                                               2005                   2004
                                       ---------------------   ----------------------
                                                    Weighted                Weighted
                                                     Average                 Average
                                         Shares     Exercise     Shares     Exercise
                                         (000s)      Price       (000s)      Price
                                       ---------   ---------   ---------   ----------
Outstanding at Beginning of Year           1,725   $    1.31       2,112   $     5.27
Granted                                        0                       0
Exercised                                      0                       0
Expired / Canceled                             0                     387        22.95
                                       ---------   ---------   ---------   ----------
Outstanding and Fully Exercisable at
  the End of the Year                      1,725   $    1.31       1,725   $     1.31
                                       =========   =========   =========   ==========

Significant option groups outstanding at October 31, 2005 and 2004 and related weighted average life information are as follows:

                         2005                                                 2004

               Number            Weighted                          Number            Weighted
             Outstanding          Average                        Outstanding          Average
                 and             Remaining                           and             Remaining
                Fully            Contractual                        Fully            Contractual
Exercise     Exercisable           Life             Exercise     Exercisable           Life
 Price         (000s)             (YEARS)            Price          (000s)           (YEARS)
             -----------      -----------                        -----------      -----------
$ 1.40             1,500             6.05           $ 1.40             1,500             7.05
  1.00               150             1.61             1.00               150             2.61
 0.055                75             2.00            0.055                75             3.00
             -----------                                         -----------
Total              1,725               --           Total              1,725               --
             ===========                                         ===========

                          Notes to Financial Statements
                            October 31, 2005 and 2004
                             DataMetrics Corporation

NOTE 9 - WARRANTY RESERVES

The Company provides an accrual for future warranty costs at the time of revenue recognition based upon the relationship of prior year sales to actual warranty costs. The warranty for the Company's products generally covers defects in material and workmanship.

The table below outlines warranty accruals and related costs for the fiscal years ending October 31, 2005 and 2004 respectively.

                                        $000's
                                      2005  2004
                                       ---   ---
Warranty Reserves, Beginning of Year    40    61
Warranty Accrual / Recovery             10   (16)
                                       ---   ---
                                        50    45
Warranty Expense                        10     5
                                       ---   ---

Warranty Reserves, End of Year          40    40
                                       ===   ===

NOTE 10 - INCOME TAXES

The primary components of the Company's deferred tax assets and liabilities are as follows:

                                            000's
                                      2005         2004
                                   ---------    ---------

Deferred tax assets:
Operating loss carryforwards       $  22,196.9  $  21,933.3
 Non-deductible accruals and
 allowances , and other
                                       3,341.9      3,376.1
                                   -----------  -----------

Total Deferred Income Tax Asset       25,538.8     25,309.4
Valuation Allowance for Deferred
Income Tax Assets                    (25,538.8)   (25,309.4)
                                   -----------  -----------

Net Deferred Income Tax Assets     $        --  $        --
                                   ===========  ===========

Net operating loss carryforwards of approximately $56 million for federal income tax purposes will expire at various times and in varying amounts between 2010 and 2024.

                          Notes to Financial Statements
                            October 31, 2005 and 2004
                             DataMetrics Corporation

The provision for income taxes is comprised of the following

                                 2005                2004
                                   (dollars in thousands)

Current:
     Federal                   $ -0-                    $ -0-
     State                     $ -0-                    $ -0-
Deferred
     Federal                   $ (196.0)                $ (211.9)
     State                     $ ( 33.4)                $ ( 36.1)
Increase in Valuation
Allowance                      $   229.4                $  248.0
Net                            $   -0-                  $   -0-

The increase in the valuation allowance is provided here and against all deferred tax assets due to the uncertainty as to their future realization. Based upon management's judgment and the losses incurred by the Company, the valuation allowance represents 100% of the Company's net deferred income tax assets.

NOTE 11 - CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Approximately 85% and 80% of the Company's sales during fiscal years 2005 and 2004, respectively, were to various U.S. government agencies under prime contracts or to prime contractors having sales to such agencies. Export sales to foreign customers amounted to $356,848 or 12% of total sales in fiscal year 2005. Export sales to foreign customers amounted to $240,241 or 5% of sales in fiscal year 2004. The Company's three largest customers accounted for 39%, 10% and 8% of the Company's sales for the fiscal year ended October 31, 2005. Its three largest customers accounted for 25%, 19% and 19% of the Company's sales for the fiscal year ended October 31, 2004. The Company's three largest customers accounted for 81%, 0% and 1% of account receivable in the fiscal year ended October 31, 2005. The Company's three largest customers accounted for 33%, 10% and 27% of account receivable at October 31, 2004.

The Company maintains its cash balances in one financial institution. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company had $159,000 and $0 in uninsured cash balance for the fiscal years ended 2005 and 2004, respectively.

                          Notes to Financial Statements
                            October 31, 2005 and 2004
                             DataMetrics Corporation

NOTE 12 - SUBSEQUENT EVENTS

In 2005, the Company's Board of Directors approved a proposal from SG DMTI, LLC ("SGD"), an affiliated entity of two members of DMTR, LLC, who are also principal shareholders of the Company.

Pursuant to the proposal, SGD acquired the Company's real property in Orlando for $1,500,000 effective November 1, 2005. SGD and the Company entered into a five-year triple net lease with an annual rent obligation of approximately $150,000.

In addition, the Company consummated a series of other transactions including reaching an agreement with the holders of certain long term debt and the holders of the Series A Preferred Stock to convert those debt and equity securities plus related accrued interest expense into shares of common stock. The Company also issued Series B Preferred Stock to other holders of long term debt in exchange for canceling that debt. The net effect of this restructuring was the elimination of approximately $4.8 million of long term debt, notes payable and accrued interest and $250,000 of accounts payable and other accrued expenses reported in the financial statements for the year ended October 31, 2005.

The Company also effected a one for 30 reverse stock split on April 11, 2006.


NOTE 13 - GOING CONCERN

At October 31, 2005, the Company had a working capital deficit of $4,545,000 and an accumulated deficit of $3,282,000. Additionally, the Company has incurred losses over the past several years. Management has taken action to ensure that the Company will continue as a going concern through October 31, 2006. The actions involve a major restructuring of the Company, including the addition of more equity financing which is fully described in Note 12. Management believes that these actions will enable the Company to continue as a going concern through October 31, 2006.