Form 10QSB
period 2006-01-31
DATAMETRICS CORP
filed 2006-07-20
CIK 27082

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 31, 2006

                                       or

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

Common Stock. $.01 Par Value -- 10,177,146 shares as of July 20, 2006.

Index to Form 10-QSB

                                                                                          Page No.
Part I - Financial Information                                                            --------
         Item 1. Financial Statements (unaudited):

                  Balance Sheet as of January 31, 2006                                           3
                  Statement of Changes in Stockholders' Deficit
                           for the Three months Ended January 31, 2006                           4
                  Statement of Changes in Stockholders' Deficit
                           for the Three months Ended January 31, 2005                           5
                  Statements of Operations for the Three Months
                           Ended January 31, 2006 and January 31, 2005                           6
                  Statements of Cash Flows for the Three Months
                           Ended January 31, 2006 and January 31, 2005                           7-8

                  Notes to Financial Statements                                                  9-11

         Item 2. Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                   12
                  Results of Operations                                                          13
                  Liquidity and Capital Resources                                                14

         Item 3. Controls and Procedures                                                         15

Part II - Other Information
         Item 1.           Legal Proceedings                                                     16
         Item 2.           Unregistered Sales of Equity Securities and uses of funds.            16
         Item 3.           Defaults upon Senior Securities                                       16
         Item 4.  Submission of matters to a vote of security holders.                           16
         Item 5.           Other Information                                                     16
         Item 6.           Exhibits and Reports on Form 8-K                                      16

Certifications                                                                                   17-21

Signatures                                                                                       22

                             DATAMETRICS CORPORATION
                                  BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except share data)

                                                                                         January 31,
                                                                                            2006
                                                                                            ----
ASSETS
Current Assets
           Cash                                                                            $    383
           Accounts receivable, net of allowance for doubtful accounts of $0                    301
           Inventory, net of allowance for obsolete inventory of $6,070                         891
           Other Current Assets                                                                 134
                                                                                           --------
                                     Total current assets                                     1,709

Property and Equipment
           Furniture, Fixtures and computer equipment                                         1,195
           Machinery and equipment                                                              547
                                                                                           --------
                      Total Property and Equipment                                            1,742
                      Less Accumulated Depreciation                                          (1,742)
                                                                                           --------
                                     Net Property and Equipment                                   -

                                     Total Assets                                          $  1,709
                                                                                           ========

LIABILITIES AND STOCKHOLDERS DEFICIT
Current Liabilities
           Accounts Payable                                                                $    221
           Accrued Expenses                                                                     394
           Warranty Reserve                                                                      40
           Notes Payable                                                                        641
                                                                                           --------
                                     Total Current Liabilities                                1,296

Stockholders deficit:
           4% Cumulative Preferred Stock, $.01 par value ($750 aggregate liquidation
                      preference); 40,000,000 Authorized; 500,000 issued and outstanding          5
           Common Stock, $.01 par value; 800,000,000 shares
                      Authorized; 325,795,477 issued and outstanding                          3,258
           Additional Paid In Capital                                                        64,662
           Accumulated Deficit                                                              (67,512)
                                                                                           --------

                                     Total Stockholders Deficit                                 413

                                     Total Liabilities and Stockholders Deficit            $  1,709
                                                                                           ========

--------------------------------------------------------------------------------
      The accompanying "Notes to Financial Statements"form an integral part of these statements.
--------------------------------------------------------------------------------

                             DATAMETRICS CORPORATION
                  STATEMENT OF CHANGES IN STOCKHOLDERS DEFICIT
                   For the three months ended January 31, 2006
                        (in thousands, except share data)

                                              Common  Stock        Ser. A Preferred       Ser. B Preferred
                                              ------  -----       ------------------      ----------------
                                         Number         Dollar      Number       Dollar     Number     Dollar
                                       of Shares        Amount      of Shares   Amount    of Shares    Amount
                                    ----------------- ----------- ------------- --------- ----------- ---------
Balances at Oct. 31, 2005               32,112,103       $ 321       892,652       $ 9           --        --

Conversion of DMTR loan
 of $2.9 million plus
 accrued interest                      244,736,145      2,447

Conversion of Series A
 Preferred into
 Common Stock                           48,947,229        490      (892,652)       (9)

Conversion of 12% Bridge
 loan into Series B
 Preferred Stock                                                                           500,000     $   5

Warrants for the purchase
 of 386,314,860 shares
 of Common Stock

Net Loss

                                    ----------------- ----------- ------------- --------- ----------- ---------
Balances at Jan. 31, 2006              325,795,477      $3,258            --        --      500,000      $ 5
                                                                    Total
                                        Add'l                       Stock
                                       Paid-In        Accum        holders
                                        Capital       Deficit       Deficit
                                     ------------ -------------- ------------
Balances at Oct. 31, 2005              $58,142      $(61,754)      $(3,282)

Conversion of DMTR loan
 of $2.9 million plus
 accrued interest                         633                        3,080

Conversion of Series A
 Preferred into
 Common Stock                            (481)                          --

Conversion of 12% Bridge
 loan into Series B
 Preferred Stock                          495                          500

Warrants for the purchase
 of 386,314,860 shares
 of Common Stock                        5,873                        5,873
                                                                        --
Net Loss                                             (5,758)        (5,758)

                                     ------------ -------------- ------------
Balances at Jan. 31, 2006              $64,662      $(67,512)       $ 413

                The accompanying "Notes to Financial Statements"
                   form an integral part of these statements.

                             DATAMETRICS CORPORATION
                  STATEMENT OF CHANGES IN STOCKHOLDERS DEFICIT
                   For the three months ended January 31, 2005
                        (in thousands, except share data)

                                                Common  Stock      Ser. A Preferred                                     Total
                                                ------  -----     ------------------         Add'l                      Stock
                                            Number       Dollar     Number       Dollar     Paid-In       Accum.       holders
                                          of Shares      Amount     of Shares    Amount     Capital      Deficit       Deficit
                                        --------------- --------- ------------- --------- ------------ ------------- ------------
Balances at October 31, 2004              32,112,103      $321       892,652       $ 9      $58,142      $(61,171)     $(2,699)

Net Loss                                                                                                      (325)        (325)

Balances at January 31, 2005              32,112,103      $321       892,652       $ 9      $58,142      $(61,496)     $(3,024)

                The accompanying "Notes to Financial Statements"
                   form an integral part of these statements.

                             DATAMETRICS CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (unaudited)
                      (in thousands, except per share data)

                                                                Three
                                                                Months
                                                                ended
                                                      January 31    January 31
                                                          2006         2005
                                                       ---------    ---------
Sales                                                  $   1,155    $     597

Cost of Sales                                                771          432
                                                       ---------    ---------
Gross Profit                                           $     384    $     165
                                                       ---------    ---------

Selling, General and Administrative
           Personnel and Related Costs                 $     196    $     292
           Other                                             299           77
                                                       ---------    ---------
           Total Selling, General and Administrative   $     495    $     369
                                                       ---------    ---------
Loss from Operations                                        (111)        (204)

Other income and expense                                  (5,647)        (121)
                                                       ---------    ---------
           Net Income (Loss)                           $  (5,758)   $    (325)
                                                       =========    =========

Loss per share of common stock;
           basic and diluted                           $  (0.042)   $  (0.010)
                                                       =========    =========

Weighted average number of common shares outstanding
           basic and diluted                             137,246       32,113
                                                       =========    =========

                The accompanying "Notes to Financial Statements"
                   form an integral part of these statements.

                             DATAMETRICS CORPORATION
                              CASH FLOWS STATEMENTS
                                   (unaudited)
                      (in thousands, except per share data)

                                                                             For the three months ended
                                                                               January 31  January 31
                                                                                -------     -------
                                                                                 2006         2005
Cash Flows from Operating Activities:
         Net Loss                                                                (5,758)      (325)
         Adjustments to reconcile net loss to net cash used
                in operating activities:
         Gain on Sale of Building                                                  (216)         -
         Depreciation expense                                                         4         16
         Expenses Paid from Debt Financing                                          249          -
         Amortization of Refinancing Costs                                            -         52
         Options Issued to Investors during restructuring                         5,873          -

Changes in assets and liabilities:
         Accounts receivable                                                        (31)       314
         Inventories                                                                 16       (103)
         Prepaid expenses and other current assets                                  (40)       (31)
         Accounts payable                                                          (271)        27
         Other Current Liabilities                                                    -          9
         Accrued expenses                                                          (102)        15
         Deferred Revenue                                                             -        (21)
                                                                                -------    -------
                Net cash used in operating activities                              (276)       (47)

Cash Flows from Investing Activities:
         Proceeds from Sale of Building                                           1,445          -
         Capital expenditures for property and equipment                              -         (4)
                                                                                -------    -------
                Net cash provided by (used in) investing activities               1,445         (4)

Cash Flows from Financing Activities:
         Proceeds from loan payable                                                 248          -
         Payments on Long Term Debt                                              (1,180)       (15)
                                                                                -------    -------
                Net cash used in financing activities                              (932)       (15)

                Net (decrease) increase in cash                                     237        (66)
                Cash at the beginning of the period                                 146         91
                                                                                -------    -------
                Cash at the end of the period                                       383         25
                                                                                -------    -------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION Cash paid during the period for:
         Interest, net                                                          $    72    $    69

NONCASH INVESTING / FINANCING ACTIVITIES
         Restructuring incentive expenses paid by issuing
                stock options                                                   $ 5,873          -

         Conversion of long term debt and related accrued
                interest into common stock                                      $ 3,081          -

         Conversion of long term debt and related accrued
                interest into Series B preferred stock                          $   500          -

         Conversion of Series A preferred stock into
                common stock                                                    $   489          -

         Expenses paid with the issuance of notes payable                       $   249          -

         Payment of short term bridge loan by issuing
                new note payable                                                $   200          -

         Forgiveness of debt as part of the sale of building                    $    30          -

                The accompanying "Notes to Financial Statements"
                   form an integral part of these statements.

                             DATAMETRICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                January 31, 2006
                                   (Unaudited)

1. The financial statements include the accounts of DataMetrics Corporation.

The accompanying condensed financial statements are unaudited and have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission relating to interim financial statements. These condensed financial statements do not include all disclosures provided in the company's annual financial statements. The condensed financial statements should be read in conjunction with the financial statements and notes thereto for the year ended October 31, 2005 contained in the company's Form 10-KSB filed with the Securities and Exchange Commission. All adjustments of a normal recurring nature, which, in the opinion of management, are necessary to present a fair statement of results for the periods have been made. Results of operations are not necessarily indicative of the results to be expected for the full year.

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

Inventories as of January 31, 2006 consist of the following:

Inventories Parts and sub-assemblies                            572
Work in Process                                                 383
Obsolete Inventory                                            6,006
                                                            --------
Total Inventory                                               6,961
Reserve for Obsolete Inventory                              (6,070)
                                                            --------
Net Inventory                                                   891

3.       NOTES PAYABLE

Notes Payable at January 31, 2006 consist of the following:

Notes Payable to investors; interest expense at 10% is paid quarterly; principal and unpaid interest is due in full in December 2006. The note is secured by a
first priority lien on all Company assets.                                                                      500

Subordinated notes, originally due in December 2000, accruing interest at 10%. The notes are unsecured. Negotiations for repayment have begun with the holders of these notes and
are ongoing at this time                                                                                        141
                                                                                                               -----
Total                                                                                                           641

All notes are current.

4. STOCK BASED COMPENSATION

The fair value of the option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

         Risk free interest rate of 3 percent; dividend yield of 0%, expected life of 10 years and volatility of 50%.

         A summary of the status of the Company's stock options as of January 31, 2006, and changes during the quarter are presented below:

                                                                       ------------------------------
                                                                       Shares         Weighted Average
                                                                       (000s)          Exercise Price
                                                                       ------          --------------
     Outstanding at Beginning of Year                                    1,725           $1.31
     Granted                                                           386,315           $0.01
     Exercised                                                               0
     Expired / Canceled                                                      0
                                                                       -------           -----
     Outstanding and Fully Exercisable at
          the End of the Year                                          388,040           $0.01
                                                                       -------           -----

     Weighted  Average Fair Value of Options  Granted  During the
     Year                                                                                $0.01
                                                                       -------           -----

For all options issued, the exercise price was less than the market price of the stock and $5,873,000 of stock based cost was recorded.

Significant option groups outstanding at January 31, 2006 and related weighted average price and life information is as follows:

                                    Number
                               Outstanding and        Weighted Average
                                   Fully                  Remaining
                Exercise         Exercisable             Contractual
                 Price           Price (000s)            Life (YEARS)
                 -----           ------------            ------------
                 $1.40                1,500                5.80
                  1.00                  150                1.36
                 0.055                   75                1.75
                  0.01              386,315               10.00
                                    -------
       Total                        388,040
                                    =======

Weighted average exercise price is $0.016 per option.

5.       SUBSEQUENT EVENTS

         The Company effected a major restructuring on December 30, 2005. The details of the restructuring are described with the filing of the definitive information statement on Schedule 14C as filed with the Securities and Exchange Commission on March 2, 2006. This includes a description of the reverse stock split that occurred on April 11, 2006.

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

         For the quarter ended January 31, 2006, the Company experienced slower than expected receipt of orders. Many of the military programs from which the Company anticipates generating its revenue have been rescheduled and military priorities have been reconsidered to account for short, medium, and long-term needs. The Company expects to see an increase in order activity in the following quarters and attributes the delay in orders due to a focus on budget spending for troops and munitions in the war effort in Afghanistan and Iraq. The following phases in this war and projected increase in overall military / defense spending will likely entail more sophisticated surveillance techniques and equipment, which will require data processing and peripheral equipment much like we currently supply for the AWACS, P3 Orions aircraft and the armed forces.

                              RESULTS OF OPERATIONS

               Three Month Period Ended January 31, 2006 Compared
                  To Three Month Period Ended January 31, 2005

     Sales for the quarter ended January 31, 2006 were $1,155,000 an increase of $558,000 or 93%, compared with sales of $597,000 in the same period in the prior fiscal year. The increase in sales for the three months ended January 31, 2006 is attributable mainly to execution of substantially large orders booked and shipped in the current period.

     Cost of sales for the quarter ended January 31, 2006 was $771,000 (67% of sales), an increase of $339,000 or 78%, compared with $432,000 (72% of sales) for the same period in the prior fiscal year. Cost of sales increased compared to the same period in the prior fiscal year because of the corresponding increase in sales and manufacturing costs related to the increased sales. Gross profit percentage improved due to the large orders booked during the quarter.

     Selling, general and administrative ("SG&A") expenses for the quarter ended January 31, 2006 were $495,000 (43% of sales) an increase of $126,000 or 34%, compared with $369,000 (62% of sales) for the same period in the prior fiscal year. The increase occurred because of large expenses from the restructuring.

     Net interest expense amounted to $59,000 for the quarter ended January 31, 2006 compared with net interest expense of $121,000 for the same period in the prior year. The interest expense decreased significantly for the quarter ended January 31, 2006 compared to the same period of the prior year as a result of the conversion of the major portion of long term loans into equity.

     The net loss for the quarter ended January 31, 2006 amounted to $5,758,000 compared with a net loss of $325,000 for the same period in the prior year. The large increase in net loss is due primarily to options totaling 386,315,000 which were issued during the quarter. The exercise price for the options was less than the market price of the stock resulting in stock based cost in the amount of $5,873,000 recorded.

     Management has determined that, based on the Company's historical losses from recurring operations, the Company will not recognize its net deferred tax assets at January 31, 2006. Ultimate recognition of these tax assets is dependent, to some extent, on future revenue levels and margins. It is the intention of management to assess the appropriate level for the valuation allowance each quarter.

LIQUIDITY AND CAPITAL RESOURCES

         Although the Company has generated much of the cash flow to sustain current operations through a combination of revenues from sales and from equity transactions, the debt obligations of previous periods were still outstanding at the end of fiscal year 2005. As a result, additional capital and a significant restructuring were required to meet its prior period debt obligations.

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

Item 2.  Unregistered Sales of Equity Securities and Uses of Proceeds.

         None

Item 3.  Defaults upon Senior Securities

         Effective January 31, 2006, the Company was in default on certain unsecured indebtedness of approximately $141,000 in principal and $82,000 in unpaid interest. All of the Company's obligations to DMTR LLC were converted to common stock of the Company as part of the restructuring of the Company's capital structure on December 31, 2005 as more fully described in the definitive information statement on Schedule 14C filed with the Securities and Exchange Commission on March 2, 2006.

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

                                             DATAMETRICS CORPORATION
                                             ------------------------
                                             /s/ Daniel Bertram
                                             Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name                                        Title                     Date
-------------------                 ------------------------      --------------

/s/ Daniel Bertram                  Chief Executive Officer       July 20, 2006
-------------------
    Daniel Bertram

/s/ Rafik Moursalien                Chief Financial Officer       July 20, 2006
-------------------
    Rafik Moursalien