Form 10QSB
period 2006-04-30
DATAMETRICS CORP
filed 2006-07-28
CIK 27082

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

{X} Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 30, 2006

                                       or

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

Common Stock. $.01 Par Value -- 11,359,849 shares as of July 20, 2006.

Index to Form 10-QSB


                                                                                           Page No.
Part I - Financial Information                                                             --------
         Item 1. Financial Statements (unaudited):

                  Balance Sheet as of January 31, 2006                                           3
                  Statement of Changes in Stockholders' Equity
                           for the Six Months Ended April 30, 2006                               4
                  Statement of Changes in Stockholders' Equity
                           for the Six Months Ended April 30, 2005                               5
                  Statements of Operations for the Three and Six Months
                           Ended April 30, 2006 and April 30, 2005                               6
                  Statements of Cash Flows for the Six Months
                           Ended April 30, 2006 and April 30, 2005                               7-8


Notes to Financial Statements                                                                    9-11

         Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                            12
         Results of Operations                                                                   13-14
         Liquidity and Capital Resources                                                         15

Item 3. Controls and Procedures                                                                  16


Part II - Other Information
         Item 1.           Legal Proceedings                                                     17
         Item 2.           Unregistered Sales of Equity Securities and uses of funds             17
         Item 3.           Defaults upon Senior Securities                                       17
         Item 4.           Submission of matters to a vote of security holders.                  17
         Item 5.           Other Information                                                     17
         Item 6.           Exhibits and Reports on Form 8-K                                      17

Certifications                                                                                   18-22

Signatures                                                                                       23

                             DATAMETRICS CORPORATION
                                  BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except share data)

                                                                                             April 30,
                                                                                               2006
                                                                                             --------
ASSETS
Current Assets
           Cash                                                                              $    634
           Accounts receivable, net of allowance for doubtful accounts of $0                      234
           Inventory, net of allowance for obsolete inventory of $6,070                           665
           Other Current Assets                                                                    49
                                                                                             --------
                                     Total current assets                                       1,582

Property and Equipment
           Furniture, fixtures and computer equipment                                           1,195
           Machinery and equipment                                                                547
                                                                                             --------
                      Total Property and Equipment                                              1,742
                      Less Accumulated Depreciation                                            (1,742)
                                                                                             --------
                                     Net Property and Equipment                                    --

                                     Total Assets                                            $  1,582
                                                                                             ========

LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities
           Accounts Payable                                                                  $    230
           Accrued Expenses                                                                       329
           Warranty Reserve                                                                        40
           Notes Payable                                                                          641
                                                                                             --------
                                     Total Current Liabilities                                  1,240

Stockholders Equity:
           4% Cumulative Preferred Stock, $.01 par value ($750 aggregate liquidation
                      preference); 5,000,000 Authorized; 500,000 issued and outstanding             5
           Common Stock, $.01 par value; 70,000,000 shares
                      Authorized; 10,859,849 issued and outstanding                               109
           Additional Paid In Capital                                                          67,811
           Accumulated Deficit                                                                (67,583)
                                                                                             --------

                                     Total Stockholders Equity                                    342

                                     Total Liabilities and Stockholders Equity               $  1,582
                                                                                             ========

--------------------------------------------------------------------------------
      The accompanying "Notes to Financial Statements"form an integral part of these statements.
--------------------------------------------------------------------------------

                             DATAMETRICS CORPORATION
                   STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY
                     For the six months ended April 30, 2006
                        (in thousands, except share data)

                                      Common  Stock                   Ser. A Preferred              Ser. B Preferred
                                      ------  -----              ----------------------        ------------------------
                                  Number         Dollar            Number        Dollar          Number          Dollar
                                of Shares        Amount          of Shares       Amount        of Shares         Amount
                              -----------------------------------------------------------------------------------------------
Balances at Oct. 31, 2005       1,070,403     $        11         892,652     $         9              --              --

Conversion of DMTR loan
  of $2.9 million plus
  accrued interest              8,157,872              82           2,998           3,080

Conversion of Series A
  Preferred into


  Common Stock                  1,631,574              16        (892,652)             (9)             (7)             --

Conversion of 12% Bridge
  loan into Series B
  Preferred Stock                 500,000     $         5             495             500

Warrants for the purchase
  of 386,314,860 shares
  of Common Stock                   5,873           5,873

Net Loss                           (5,829)         (5,829)

                              -----------     -----------     -----------     -----------     -----------     -----------
Balances at April 30, 2006     10,859,849     $       109              --              --         500,000     $         5


                                   Add'l                         Stock
                                  Paid-In        Accum          holders
                                  Capital       Deficit         Deficit
                               -------------------------------------------

Balances at Oct. 31, 2005      $    58,452    $   (61,754)    $    (3,282)

Conversion of DMTR loan
  of $2.9 million plus
  accrued interest

Conversion of Series A
  Preferred into


  Common Stock

Conversion of 12% Bridge
  loan into Series B
  Preferred Stock

Warrants for the purchase
  of 386,314,860 shares
  of Common Stock
Net Loss

                               -------------------------------------------
Balances at April 30, 2006     $    67,811    $   (67,583)    $       342

Shares of Common Stock have been adjusted retroactively to reflect the reverse stock split that occurred in April 2006.

                The accompanying "Notes to Financial Statements"
                   form an integral part of these statements.

                             DATAMETRICS CORPORATION
                   STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY
                     For the six months ended April 30, 2005
                        (in thousands, except share data)

                                                Common   Stock      Ser. A Preferred                                    Total
                                                ------   -----     --------------------       Add'l                     Stock
                                            Number       Dollar      Number      Dollar     Paid-In       Accum.       holders
                                          of Shares      Amount     of Shares    Amount     Capital      Deficit       Deficit
                                        ---------------------------------------------------------------------------------------

Balances at October 31, 2004               1,070,403      $ 11       892,652       $ 9      $58,452      $(61,171)     $(2,699)

Net Loss                                                                                                     (789)        (789)

Balances at April 30, 2005                 1,070,403      $ 11       892,652       $ 9      $58,452      $(61,960)     $(3,488)


Shares of Common Stock have been adjusted retroactively to reflect the reverse stock split that occurred in April 2006.



                The accompanying "Notes to Financial Statements"
                   form an integral part of these statements.

                             DATAMETRICS CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (unaudited)
                      (in thousands, except per share data)

                                                          Three Months Ended        Six Months Ended
                                                        April 30,    April 30,    April 30,    April 30,
                                                          2006         2005         2006         2005
                                                        --------     ---------------------     --------
Sales                                                   $  1,052     $    396     $  2,207     $    993

Cost of Sales                                                773          373        1,544          805
                                                        --------     ---------------------     --------
Gross Profit                                            $    279     $     23     $    663     $    188
                                                        -----------------------------------------------
Selling, General and Administrative
           Personnel and Related Costs                  $    205     $    292     $    401     $    584
           Other                                             158           90          457          167
                                                        -----------------------------------------------
           Total Selling, General and Administrative    $    363     $    382     $    858     $    751
                                                        -----------------------------------------------

Loss from Operations                                    $    (84)    $   (359)    $   (195)    $   (563)

Other income and expense                                      13         (105)      (5,634)        (226)
                                                        --------     ---------------------     --------

           Net Income (Loss)                            $    (71)    $   (464)    $ (5,829)    $   (789)
                                                        ========     =====================     ========
Loss per share of common stock;
           basic and diluted                            $ (0.007)    $ (0.434)    $ (0.537)    $ (0.737)
                                                        ========     =====================     ========
Weighted avg. no. of shares outstanding
           basic and diluted                              10,860        1,070       10,860        1,070
                                                        ========     =====================     ========


Adjusted to reflect reverse stock split that occurred in April 2006.

                The accompanying "Notes to Financial Statements"
                   form an integral part of these statements.

                             DATAMETRICS CORPORATION
                              CASH FLOWS STATEMENTS
                                   (unaudited)
                      (in thousands, except per share data)

                                                                                     For the six months ended
                                                                                      April 30        April 30
                                                                                     -----------------------
                                                                                        2006            2005
Cash Flows from Operating Activities:
         Net Loss                                                                     (5,829)           (789)
         Adjustments to reconcile net loss to net cash used
                in operating activities:
         Gain on Sale of Building                                                       (216)             --
         Depreciation expense                                                              4              30
         Amortization of Refinancing Costs                                                --             104
         Expenses Paid from Debt Financing                                               249              --
         Options Issued to Investors during restructuring                              5,873              --

Changes in assets and liabilities:
         Accounts receivable                                                              36             492
         Inventories                                                                     242            (162)
         Prepaid expenses and other current assets                                        45             (22)
         Accounts payable                                                               (262)            133
         Other Current Liabilities                                                        --             (20)
         Accrued expenses                                                               (167)             93
         Deferred Revenue                                                                 --             (46)
                                                                                     -----------------------
                Net cash used in operating activities                                    (25)           (187)

Cash Flows from Investing Activities:
         Proceeds from Sale of Building                                                1,445              --
         Capital expenditures for property and equipment                                  --              (4)
                                                                                     -----------------------
                Net cash provided by (used in) investing activities                    1,445              (4)

Cash Flows from Financing Activities:
         Proceeds from loan payable                                                      248             139
         Payments on Long Term Debt                                                   (1,180)            (30)
                                                                                     -----------------------
                Net cash provided by (used in) financing activities                     (932)            109

                Net (decrease) increase in cash                                          488             (82)
                Cash at the beginning of the period                                      146              91
                                                                                     -----------------------
                Cash at the end of the period                                            634               9
                                                                                     -----------------------


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION Cash paid during the period for:
         Interest, net                                                               $    72         $    80

NONCASH INVESTING / FINANCING ACTIVITIES
         Restructuring incentive expenses paid by issuing
                stock options                                                        $ 5,873              --

         Conversion of long term debt and related accrued
                interest into common stock                                           $ 3,081              --

         Conversion of long term debt and related accrued
                interest into Series B preferred stock                               $   500              --

         Conversion of Series A preferred stock into
                common stock                                                         $   489              --

         Expenses paid with the issuance of notes payable                            $   249              --

         Payment of short term bridge loan by issuing
                new note payable                                                     $   200              --

         Forgiveness of debt as part of the sale of building                         $    30              --

                The accompanying "Notes to Financial Statements"
                   form an integral part of these statements.

                             DATAMETRICS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 April 30, 2006
                                   (Unaudited)

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

Inventories as of April 30, 2006 consist of the following:


Inventories Parts and sub-assemblies                                                                            594
Work in Process                                                                                                 135
Obsolete Inventory                                                                                            6,006
                                                                                                   -----------------
Total Inventory                                                                                               6,735
Reserve for Obsolete Inventory                                                                              (6,070)
                                                                                                   -----------------
Net Inventory                                                                                                   665

3. NOTES PAYABLE

Notes Payable at April 30, 2006 consist of the following:

Notes Payable to investors; interest expense at 10% is paid quarterly; principal and unpaid interest is due in full in December 2006. The note is secured by a
first priority lien on all Company assets.                                                                      500


Subordinated notes, originally due in December 2000, accruing interest at 10%. The notes are unsecured. Negotiations for repayment have begun with the holders of these notes and
are ongoing at this time                                                                                        141
                                                                                                   -----------------
Total                                                                                                           641

All notes are current.

4. STOCK BASED COMPENSATION

The fair value of the option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

      Risk free interest rate of 3 percent; dividend yield of 0%, expected life of 10 years and volatility of 50%.

      A summary of the status of the Company's stock options as of April 30, 2006, and changes during the quarter are presented below. This summary reflects the 30:1 reverse stock split that occurred in April 2006:

                                                                  ------------------------------
                                                                               Weighted Average
                                                                                Exercise Price
                                                                    Shares     -----------------
                                                                    (000s)
     Outstanding at Beginning of Year                                       58          $39.20
     Granted                                                            12,877           $0.30
     Exercised                                                               0
     Expired / Canceled                                                      0
                                                                  ------------- ---------------
     Outstanding and Fully Exercisable at
          the End of the Year                                           12,935           $0.47
                                                                  ------------- ---------------

     Weighted  Average Fair Value of Options  Granted  During the
     Year                                                                                $0.01
                                                                  ------------- ---------------

For all options issued, the exercise price was less than the market price of the stock and $5,873,000 of stock based cost was recorded.

      Significant option groups outstanding at April 30, 2006 and related weighted average price and life information is as follows. This summary reflects the 30:1 reverse stock split that occurred in April 2006:

                                                   Number            Weighted
                                             Outstanding and          Average
                                                   Fully             Remaining
                            Exercise           Exercisable          Contractual
                            Price                   (000s)         Life (YEARS)
                               $42.00                   50                5.55
                                30.00                    5                1.11
                                 1.65                    3                1.50
                                 0.30               12,877                9.75


                                          ----------------
                      Total                         12,935
                                          ================

Weighted average exercise price is $0.473 per option.

5. REVERSE STOCK SPLIT

On April 11, 2006, the Company elected to effect a Stock combination through a 30:1 reverse stock split. Details of the split are described on Schedule 14C as filed with the Securities and Exchange Commission on March 2, 2006.

All amounts reported for the three and six months ended April 30, 2005 have been retroactively restated to reflect this split.



6. Basic and Diluted Net Loss per Common Share

Basic and diluted net loss per share are computed using the weighted-average number of shares of common stock outstanding during the period. Potentially dilutive securities have been excluded from the computation of diluted earnings per share, as their effect is antidilutive. If the Company had reported net income, diluted earnings per share would have included the shares used in the computation of net loss per share plus common equivalent shares related to 12,934,659 outstanding options and warrants as of April 30, 2006 and 2005 respectively.

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

      For the quarter ended April 30, 2006, the Company experienced slower than expected receipt of orders. Many of the military programs from which the Company anticipates generating its revenue have been rescheduled and military priorities have been reconsidered to account for short, medium, and long-term needs. The Company expects to see an increase in order activity in the following quarters and attributes the delay in orders due to a focus on budget spending for troops and munitions in the war effort in Afghanistan and Iraq. The following phases in this war and projected increase in overall military / defense spending will likely entail more sophisticated surveillance techniques and equipment, which will require data processing and peripheral equipment much like we currently supply for the AWACS, P3 Orions aircraft and the armed forces.

                              RESULTS OF OPERATIONS

                Three Month Period Ended April 30, 2006 Compared
                   To Three Month Period Ended April 30, 2005

      Sales for the quarter ended April 30, 2006 were $1,052,000 an increase of $656,000 or 166%, compared with sales of $396,000 in the same period in the prior fiscal year. The increase in sales for the three months ended April 30, 2006 is attributable mainly to execution of substantially large orders booked and shipped in the current period.

      Cost of sales for the quarter ended April 30, 2006 was $773,000 (73% of sales), an increase of $400,000 or 107%, compared with $373,000 (94% of sales) for the same period in the prior fiscal year. Cost of sales increased compared to the same period in the prior fiscal year primarily because of the corresponding increase in variable manufacturing costs related to increased sales for the period.

      Selling, general and administrative ("SG&A") expenses for the quarter ended April 30, 2006 were $363,000 (34% of sales) a decrease of $19,000, or 5%, compared with $382,000 (96% of sales) for the same period in the prior fiscal year. SG&A expenses, stated as a percentage of sales, decreased substantially between years due to a drastic increase in sales for 2006 when compared to 2005 and the relatively fixed nature of SG&A expenses in dollar terms.

      Net interest expense amounted to $16,000 for the quarter ended April 30, 2006 compared with net interest expense of $122,000 for the same period in the prior year. The significant decrease in interest expense for the quarter ended April 30, 2006 compared to the same period of the prior year is attributable to the reorganization which occurred early in fiscal year 2006. As a result of the said reorganization, the majority of long term loans were either paid in full or converted into equity of DataMetrics Corporation.

      The net loss for the quarter ended April 30, 2006 amounted to $71,000, a decrease in loss of $393,000 compared with a net loss of $464,000 for the same period in the prior year. The improvement is attributable primarily to the increased sales volume in the quarter.

                 Six Month Period Ended April 30, 2006 Compared
                    To Six Month Period Ended April 30, 2005

      Sales for the six months ended April 30, 2006 were $2,207,000 an increase of $1,214,000 or 122%, compared with sales of $993,000 in the same period in the prior fiscal year. The increase in sales for the six months ended April 30, 2006 is attributable mainly to a substantial increase in receipt of orders from the U.S. Government and major Defense Contractors.

      Cost of sales for the six months ended April 30, 2006 was $1,544,000 (70% of sales), an increase of $739,000 or 92%, compared with $805,000 (81% of sales) for the same period in the prior fiscal year. Cost of sales increased compared to the same period in the prior fiscal year primarily because of the corresponding increase in variable manufacturing costs related to increased sales in the current six month period.

      Selling, general and administrative ("SG&A") expenses for the six months ended April 30, 2006 were $858,000 (39% of sales) an increase of $107,000, or 14%, compared with $751,000 (76% of sales) for the same period in the prior fiscal year. While the dollar amount of SG&A expenses for 2006 increased by 14% over the amount reported in 2005 due to restructuring costs in the first quarter, SG&A expenses, stated as a percentage of sales, decreased substantially between years due to a drastic increase in sales for 2006 when compared to 2005.

      Net interest expense amounted to $76,000 for the six months ended April 30, 2006 compared with net interest expense of $243,000 for the same period in the prior year. The dramatic decrease in interest expense for six months ended April 30, 2006 compared to the same period of the prior year is attributable mainly to the Corporate reorganization which occurred early in fiscal year 2006. As a result of the said reorganization, the majority of long term loans were either paid in full or converted into equity of DataMetrics Corporation.

      The net loss for the six months ended April 30, 2006 amounted to $5,829,000 compared with a net loss of $789,000 for the same period in the prior year. While the Company's loss from operations has improved significantly over the same period in the prior fiscal year due to higher sales from large orders, total net loss for the current period is much larger due to the effect of issuing options valued at $5,873,000 during the restructuring that occurred in the first quarter.

      Management has determined that, based on the Company's historical losses from recurring operations, the Company will not recognize its net deferred tax assets at April 30, 2006. Ultimate recognition of these tax assets is dependent, to some extent, on future revenue levels and margins. It is the intention of management to assess the appropriate level for the valuation allowance each quarter.

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

On April 11, 2006, the Company effected a Stock combination through a 30:1 reverse stock split. Details of the split are described in the above referenced
Schedule 14C.

As part of the restructuring, SG DMTI, LLC ("SGD") purchased 500,000 shares of the Company's Series B Preferred Stock in exchange for the cancellation of an aggregate of $499,563 in principal and $467 in accrued interest on certain promissory notes (the "Notes") issued by the Company and held by SGD. DMTR LLC ("DMTR") converted debt owed to DMTR by the Company (which debt consisted of an aggregate principal amount of $2,900,000 and accrued, but unpaid interest on the unpaid principal amount) into common stock. The Company also issued SGD a warrant 50% of the then issued and outstanding shares of common stock of the Company on a fully diluted basis for a period of ten (10) years at an exercise price of $.01 (before giving effect to the one-for 30 reverse stock split).

      On December 30, 2005, the Company also issued SGD a secured promissory note in the principal amount of $500,000 (the "Secured Note"). The Secured Note accrues interest at a rate of ten (10%) percent per annum and matures on December 31, 2006. Accrued interest on the Secured Note shall be paid quarterly commencing March 31, 2006. The Secured Note is secured by a first priority lien on all of the Company's assets, which lien was placed on the Company's assets at the time of issuance of the $200,000 note (the "Bridge Note"), which the Company previously issued to SGD on November 7, 2005. The Company used the proceeds of the Secured Note to (i) repay the Bridge Note and all accrued interest thereon,
(ii) pay interest on the Notes exchanged for the Series B Preferred Stock, (iii) pay for certain expenses incurred in connection with the transactions with SGD and (iv) for general working capital.

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

Item 2.     Unregistered Sales of Equity Securities and Uses of Proceeds.

            None.

Item 3.     Defaults upon Senior Securities

      The Company was in default on certain unsecured indebtedness of approximately $141,000 in principal and $90,000 in unpaid interest.

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