Form 10KSB/A
period 2005-10-31
DATAMETRICS CORP
filed 2006-09-11
CIK 27082

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                           FORM 10-KSB/A AMENDMENT #1

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

Transitional Small Business Disclosure Format (Check one): Yes |_| ; No |X|

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

Explanation to Amendment:

      1) Former Subsidiary paragraph on page 36 of originally filed 10KSB removed and replaced by note 2 as described below.

      2) Acquisition of Subsidiary Note added as note 2 on page 38 of this 10KSB/A.

      3) Financial Statement headings amended to read "DataMetrics Corporation and Subsidiary" and footnotes amended to read "Notes to Consolidated Financial Statements".

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

The high and low sales for the Common Stock are set forth in the following table.

Fiscal 2006                                                High             Low
April 30 .......................................          $0.900          $0.020

January 31 .....................................          $0.990          $0.450

Fiscal 2005                                                High             Low
October 31 .....................................          $0.025          $0.021

July 31 ........................................          $0.025          $0.021

April 30 .......................................          $0.045          $0.021

January 31 .....................................          $0.080          $0.030

Fiscal 2004                                                High             Low

October 31 .....................................          $0.060          $0.035

July 31 ........................................          $0.055          $0.030

April 30 .......................................          $0.140          $0.045

January 31 .....................................          $0.090          $0.020

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

                          SUMMARY COMPENSATION SCHEDULE
                               ANNUAL COMPENSATION

                                              Long Term Compensation
                                              ----------------------
                                              Awards                                       Payouts
                                              ------                                       -------
                                                                            Securities
                                                                            Underlying
Name and                                      Other          Restricted     Options and    LTIP **    All
Principal        Fiscal    Base               Annual         Stock Awards   Warrants       Payouts    Other
Position         Year      Salary     Bonus   Compensation   ($)            (#)            ($)        Compensation
--------------   ------   --------    -----   ------------   ------------   -----------    -------    ------------
Daniel Bertram    2005    $144,000      --    $  7,200(3)          --            --           --          --(4)
    (1)(2)
    (1)(2)

Daniel Bertram    2004    $144,000      --    $ 14,400(3)          --            --           --          --(4)
    (1)(2)
    (1)(2)

Daniel Bertram    2003    $144,000      --    $ 14,400(3)    $  7,244(5)         --           --          --(4)
    (1)(2)                                                   $ 30,926(6)
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

(4)   Bonus.

(5)   Stock Bonus of 241,455 shares at $.03 per share in May of 2003

(6)   Stock Bonus of 2,061,765 shares at $.015 per share issued May 31, 2003

              AGGREGATED OPTION/SAR* EXERCISES IN LAST FISCAL YEAR
                          AND FY END OPTION/SAR VALUES

                                                                    Number of Exercisable
                    Shares                                          Securities Underlying         Value of Unexercised
                    Acquired on                Value                Unexercised Options at        In-the-money Options
Name                Exercise                   Realized                     FY-End               At FY-End Exercisable
------------        --------------------       ----------------     ----------------------       ---------------------
Daniel Bertram      None                       Not Applicable               150,000                          0

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

                                         Number of Shares     Percent of Shares
Name of Beneficial Owner                 Beneficially Owned   Beneficially Owned
------------------------                 ---------------------------------------

SG DMTI Capital, LLC            (1)          12,877,162             50.0%

DMTR, LLC                       (1)           8,181,204             31.8%

Daniel Bertram                  (2)             326,774             1.26%
                                (6)
Bruce Galloway                  (2)(3)           95,397             0.37%
Gary Herman                     (2)(4)          294,000             1.14%
                                (6)
Ed Kroning                      (2)               8,535             0.03%
                                (5)
Rafik Moursalien                (2)                   0                0%

Thomas Leonardis                (2)                   0                0%

All Executive Officers &
Directors as a Group                            724,706             2.81%

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

(a) EXHIBIT LIST and DESCRIPTION OF EXHIBITS
--------------------------------------------------------------------------------

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

1. MadeMyWay.Com (Became Inactive During The 2001 Fiscal Year And The Investment Was Written Off).

2.    Peripheral Equipment Corporation.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

      The following table represents the aggregate fees billed for professional audit services rendered to the Company by Davis Monk & Co. for the audit of the Company's annual financial statements for the 2 years ended October 31, 2005 and 2004, and all fees billed for other services by Davis Monk & Co. during those periods:

--------------------------------------------------------------------------------
Year Ended October 31,                                   2005             2004

Audit fees (1)                                          $55,465          $14,531

Audit Related Fees (2)                                  $None            $ 4,477

Tax fees (3)                                            $ 4,280          $14,088

All other fees (3)                                      None             None

Total Accounting Fees and Services                      $59,745          $33,096

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

                                        DATAMETRICS CORPORATION
                                        -----------------------


                                        /s/ Daniel Bertram
                                        Chief Executive Officer

                                        /s/ Rafik Moursalien
                                        Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name                                Title                      Date
----                                -----                      ----

/s/ Daniel Bertram                  Director                   July 6, 2006
-------------------
    Daniel Bertram

/s/ Bruce Galloway                  Director                   July 6, 2006
-------------------
    Bruce Galloway

/s/ Gary Herman                     Director                   July 6, 2006
-------------------
    Gary Herman

/s/ Thomas Leonardis                Director                   July 6, 2006
-------------------
    Thomas Leonardis

              FINANCIAL STATEMENTS AND INDEPENDENT AUDITORS REPORT
                     DATAMETRICS CORPORATION AND SUBSIDIARY
                            OCTOBER 31, 2005 AND 2004

                                TABLE OF CONTENTS
                                                                           Page
                                                                           ----

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                    30

CONSOLICATED BALANCE SHEET                                                 31

CONSOLIDATED STATEMENTS OF OPERATIONS                                      32

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT                           33

CONSOLIDATED STATEMENTS OF CASH FLOWS                                      34-35

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS                             36-44

CERTIFICATIONS                                                             45-50

             Report of Independent Registered Public Accounting Firm

To the Audit Committee, Board of Directors and Stockholders
DataMetrics Corporation and Subsidiary
Orlando, Florida

We have audited the accompanying balance sheet of DataMetrics Corporation and Subsidiary as of October 31, 2005, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years ended October 31, 2005 and October 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DataMetrics
Corporation and Subsidiary as of October 31, 2005, and the results of its operations and its cash flows for the years ended October 31, 2005, and October 31, 2004 in conformity with accounting principles generally accepted in the United States of America.


/s/ Davis, Monk & Company
---------------------------
DAVIS, MONK & COMPANY

June 12, 2006
Gainesville, Florida

                           Consolidated Balance Sheets
                      October 31, 2005 and October 31, 2004
                     DataMetrics Corporation and Subsidiary
                                 (in thousands)

                                                                                               2005           2004
                                                                                             --------       --------
ASSETS
Current Assets
           Cash                                                                              $    146       $     91
           Accounts Receivable (net of allowance for doubtful accounts
                  of $0 for 2005 and 2004)                                                        270            667
           Inventory (net of allowance for obsolete inventory of $6,070 for 2005
                 and $6,006 for 2004)                                                             907            497
           Other Current Assets                                                                    94             40
                                                                                             -----------------------
                                             Total current assets                               1,417          1,295

Property and Equipment
           Building and improvements                                                            1,112          1,112
           Furniture, Fixtures and computer equipment                                           1,195          1,195
           Machinery and equipment                                                                547            547
           Land                                                                                   420            420
                                                                                             -----------------------
                      Total Property and Equipment                                              3,274          3,274
                      Less Accumulated Depreciation                                            (2,011)        (1,956)
                                                                                             -----------------------
                                             Net Property and Equipment                         1,263          1,318

                                             Total Assets                                    $  2,680       $  2,613
                                                                                             =======================

LIABILITIES AND STOCKHOLDERS DEFICIT
Current Liabilities
           Accounts Payable                                                                       492            774
           Accrued Expenses                                                                       677            667
           Deferred Revenue                                                                        --            145
           Warranty Reserve                                                                        40             40
           Other Current Liabilities                                                               --             20
           Notes and Advances Payable - Related Parties                                         1,712             --
           Current maturities of LT Debt                                                        3,041          3,102
                                                                                             -----------------------
                                             Total Current Liabilities                          5,962          4,748

Long-Term Liabilities
           Long-Term Debt                                                                          --            719
           Refinance Cost                                                                          --           (155)
                                                                                             -----------------------
                                             Total Long Term Liabilities                           --            564

                                                                                             -----------------------
                                             Total Liabilities                               $  5,962       $  5,312

Stockholders deficit:
           Preferred Stock - $1,339 aggregate liquidation preference                         $      9       $      9
           Common Stock                                                                           321            321
           Additional Paid In Capital                                                          58,142         58,142
           Accumulated Deficit                                                                (61,754)       (61,171)

                                                                                             -----------------------
                                             Total Stockholders Deficit                      $ (3,282)      $ (2,699)
                                                                                             -----------------------

                                             Total Liabilities and Stockholders Deficit      $  2,680       $  2,613
                                                                                             =======================

      The accompanying "Notes to Consolidated Financial Statements" form an integral part of these statements.

                      Consolidated Statements of Operations
                  For the years ended October 31, 2005 and 2004
                     DataMetrics Corporation and Subsidiary
                 (in thousands, except per share and share data)

                                                              2,005       2,004
                                                            -------     -------
SALES                                                         3,029       4,443

COST OF SALES
           Purchases, Manufacturing and Overhead              2,153       3,323
                                                            -------     -------

GROSS PROFIT                                                    876       1,120

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                  1,435       1,371
                                                            -------     -------

OPERATING LOSS                                                 (559)       (251)

OTHER INCOME (EXPENSE)
           Interest expense                                    (447)       (470)
           Inventory Adjustment to Market                       (64)         --
           Bad Debt Allowance Recovery                           --          25
           Forgiveness of Payables                              487          --
           Other Income                                          --          73

                                                            -------     -------
TOTAL OTHER (EXPENSE)                                           (24)       (372)
                                                            -------     -------

LOSS BEFORE PROVISION FOR INCOME TAXES                         (583)       (623)

PROVISION FOR INCOME TAXES                                       --          --

                                                            -------     -------
NET LOSS                                                       (583)       (623)
                                                            =======     =======

LOSS PER SHARE ON COMMON STOCK, BASIC
           AND DILUTED:
           Net Loss                                           (0.02)      (0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING,
           BASIC AND DILUTED                                 32,113      32,113
                                                            =======     =======

      The accompanying "Notes to Consolidated Financial Statements" form an integral part of these statements.

                Consolidated Statements of Stockholders' Deficit
                  For the years ended October 31, 2005 and 2004
                     DataMetrics Corporation and Subsidiary
                        (in thousands, except share data)

                                       Common Stock              Preferred Stock
                                ------------------------     -----------------------
                                   Number                      Number
                                 of Shares        Amount     of Shares       Amount
                                ----------------------------------------------------
Balances at October 31,
2003                             33,056,590       $ 330                     $     --

Reclassification of Stock
  Surrendered To Properly
  Reflect their Status as
  Cancelled                        (943,847)      $  (9)

Issuance of Preferred
Stock                                                          892,652             9

Fractional Difference from
  Transfer Agent                       (640)

Net Loss
                                ----------------------------------------------------

Balances at October 31,
2004                             32,112,103       $ 321        892,652      $      9

Net Loss

Balances at October 31,
2005                             32,112,103       $ 321        892,652      $      9

                                    Treasury Stock                                          Total
                                -----------------------       Add'l                         Stock
                                 Number                      Paid-In      Accumulated      holders
                                of Shares       Amount       Capital        Deficit        Deficit
                                ------------------------------------------------------------------
Balances at October 31,
2003                              943,847      $   (120)     $ 57,368       $(60,548)      $(2,970)

Reclassification of Stock
  Surrendered To Properly
  Reflect their Status as
  Cancelled                      (943,847)     $    120      $   (111)                          --

Issuance of Preferred
Stock                                                             885                          894

Fractional Difference from
  Transfer Agent

Net Loss                                                                        (623)         (623)
                                ------------------------------------------------------------------

Balances at October 31,
2004                                   --      $     --      $ 58,142       $(61,171)      $(2,699)

Net Loss                                                                        (583)         (583)

Balances at October 31,
2005                                   --      $     --      $ 58,142       $(61,754)      $(3,282)

      The accompanying "Notes to Consolidated Financial Statements" form an integral part of these statements.

                      Consolidated Statements of Cash Flows
                  For the years ended October 31, 2005 and 2004
                     DataMetrics Corporation and Subsidiary
                                 (in thousands)

                                                                                    2005     2004
                                                                                    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net Loss                                                                   (583)    (623)
         Adjustments to Reconcile Net Loss to Net Cash Used
                in Operating Activities:
                Depreciation                                                          55       53
                Write Down of Inventory                                               64       --
                Expenses with Equity Instruments or Financing                         30       50
                Bad Debts                                                             --      (25)
                Warranty Recovery                                                     --      (16)
                Amortization of Refinancing Costs                                    155      205
                Forgiveness of Payables                                             (487)      --

         Changes in assets and liabilities:
                Accounts Receivable                                                  397     (470)
                Inventories                                                         (474)     290
                Prepaid Expenses and Other Current Assets                            (54)     (30)
                Accounts Payable                                                     (65)     (32)
                Accrued Expenses                                                     280       (6)
                Other Current Liabilities                                            (20)      15
                Deferred Revenue                                                    (145)    (227)

                                                                                    -------------
NET CASH USED IN OPERATING ACTIVITIES                                               (847)    (816)
                                                                                    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Issuance of Stock and Warrants                                               --      844
         Proceeds from Notes Payable - Related Party                                 931       --
         Payments on long-term debt                                                  (29)     (47)

                                                                                    -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                            902      797
                                                                                    -------------

NET INCREASE (DECREASE) IN CASH                                                       55      (19)

CASH, BEGINNING OF YEAR                                                               91      110

                                                                                    -------------
CASH, END OF YEAR                                                                    146       91
                                                                                    =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
         Cash Paid During the Year for:
           Interest                                                                  100      220
           Income Taxes                                                               --       --

         Noncash Investing and Financing Activities:
           Expenses Paid by Issuance of Preferred Stock                               --       50
           Mortgage Payable Paid by Loan from Related Party                          751       --
           Expense Paid by Advance from Related Party                                 30       --

      The accompanying "Notes to Consolidated Financial Statements" form an integral part of these statements.

                   Notes to Consolidated Financial Statements
                            October 31, 2005 and 2004
                     DataMetrics Corporation and Subsidiary

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

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the following estimated useful lives:

                 Building and improvements                          39 years
                 Furniture, fixtures and computer equipment         3 to 8 years
                 Machinery and equipment                            3 to 8 years

                   Notes to Consolidated Financial Statements
                            October 31, 2005 and 2004
                     DataMetrics Corporation and Subsidiary

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

                   Notes to Consolidated Financial Statements
                            October 31, 2005 and 2004
                     DataMetrics Corporation and Subsidiary

NOTE 2 - ACQUISITION OF SUBSIDIARY

In 2001, DataMetrics Corporation formed Peripheral Equipment Acquisition Corporation (PEAC) to acquire 100% of the stock of Peripheral Equipment Corporation. PEAC changed its name to Peripheral Equipment Corporation following the merger of Peripheral Equipment Corporation into PEAC. Peripheral Equipment Corporation has been inactive since 2002. Consequently, no income or expense from this subsidiary is reported for the years ended October 31, 2005 and 2004.

NOTE 3 - INVENTORIES

Inventories consist of the following:

                                                                 000's

                                                          2005            2004
Inventory Parts and sub-assemblies                      $   588         $   393
Work in Process                                             383             104
Finished Goods                                               --              --
Obsolete Inventory                                        6,006           6,006

                                                        -----------------------
Total Inventory                                           6,977           6,503
Adjustment for Market Value                              (6,070)         (6,006)

                                                        -----------------------
Net Inventory                                           $   907         $   497
                                                        =======================

Inventory parts and sub-assemblies consist primarily of materials used by the Company for existing and anticipated contracts and materials and finished assemblies, which are held to satisfy spare parts requirements of the Company's customers.

                   Notes to Consolidated Financial Statements
                            October 31, 2005 and 2004
                     DataMetrics Corporation and Subsidiary

NOTE 4 - LONG-TERM DEBT

Long-term debt at October 31, 2005 and 2004 consists of the following:

                                                                                                                 000s
                                                                                                          -------------------
                                                                                                           2005        2004
                                                                                                           ----        ----
      In December  1997, the Company  purchased a 43,000 square foot facility in Orlando,  Florida for
      $899,000. In connection with the acquisition of this property,  the Company obtained a  mortgage loan in the amount of $975,000  from  SouthTrust  Bank.  The loan was  originally  scheduled  to mature on March 9, 2008 and was  collateralized by the Orlando  Facility.  Interest was 2.25% in
      excess of the weekly  average  yield on United  States  Treasury  Notes  adjusted  to a constant maturity of five years as made available by the Federal Reserve Board.  In June 2005,  investors paid off this loan.  The  investors  were paid back during the  restructuring  of the Company as
      described in note 12                                                                                $    --     $   780

      In December 1998, the Company closed a private  placement of approximately  $3.45 million of 10%
      Subordinated  Notes  originally due in December 2000. The Notes are unsecured and callable under
      certain conditions                                                                                      141         141

      In January 2001,  the Company  executed  loan  documents  with DMTR,  LLC, a related party whose partners are major stockholders and members of the Board of Directors of the Company.  The loan, secured by all assets of the Company,  accrues  interest  (payable  monthly) at the base rate of
      Citibank N.A. plus 100 basis  points.  The principal and remaining  interest were due in January
      2003
                                                                                                            2,900       2,900
                                                                                                          -------------------
      Total Long-Term Debt                                                                                  3,041       3,821
      Less: Current Maturities                                                                             (3,041)     (3,102)
                                                                                                          -------------------
      Net Long-Term Debt                                                                                  $    --     $   719
                                                                                                          ===================

The holders of the DMTR, LLC loan reached agreements with the Company to extend the due dates of the loans pending completion of the restructuring described in note 12. The debts were repaid once the restructuring was complete. Negotiations with the holders of the 10% Subordinated Notes are ongoing. To date, no resolution on a settlement date or amount has been reached.

                   Notes to Consolidated Financial Statements
                            October 31, 2005 and 2004
                     DataMetrics Corporation and Subsidiary

Future payments required on long-term debt are as follows:

                                                              000's
                                                             ------
            2006                                              3,295
            Less Interest                                      (254)
                                                             ------
            Principal Balance                                 3,041
                                                             ======

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

                                                             $000s
                                                      2005           2004
                                                      ----           ----
      Original Cost                                  $ 515          $ 515
      Accumulated Amortization                        (515)          (360)
                                                     --------------------
      Unamortized Balance                            $  --          $ 155
                                                     ====================

NOTE 6 - NOTES AND ADVANCES PAYABLE - RELATED PARTIES

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

NOTE 7 - COMMON STOCK

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

                   Notes to Consolidated Financial Statements
                            October 31, 2005 and 2004
                     DataMetrics Corporation and Subsidiary

NOTE 8 - PREFERRED STOCK

The Company had 892,652 shares of Series 'A' Preferred Stock with a par value of $0.01 per share outstanding at October 31, 2005 and 2004. The stock has a cumulative dividend of four percent per annum and is convertible into shares of the Company's common stock at $.06 per share.

NOTE 9 - STOCK OPTIONS

      The Company periodically provides for the granting of options to employees, directors, and others as compensation for services rendered. The options, including their exercise prices and terms, are initiated solely at the discretion of the Board of Directors. These options generally are 100% vested upon issuance.

No options were granted in either of Fiscal years 2005 or 2004.

A summary of the status of the Company's stock options as of October 31, 2005 and 2004, and changes during those years are presented below:

                                                  2005               2004
                                            ----------------    ---------------
                                                     Weighted           Weighted
                                                      Average            Average
                                            Shares   Exercise  Shares   Exercise
                                            (000s)     Price   (000s)     Price
                                            ------    ------    -----    ------
    Outstanding at Beginning of Year         1,725    $ 1.31    2,112    $ 5.27
    Granted                                      0                  0
    Exercised                                    0                  0
    Expired / Canceled                           0                387     22.95
                                            ------    ------    -----    ------
    Outstanding and Fully Exercisable at
         the End of the Year                 1,725    $ 1.31    1,725    $ 1.31
                                            ======    ======    =====    ======

Significant option groups outstanding at October 31, 2005 and 2004 and related weighted average life information are as follows:

                            2005                                    2004
                           Number       Weighted                   Number     Weighted
                         Outstanding     Average                 Outstanding   Average
                             and        Remaining                   and        Remaining
                            Fully      Contractual                 Fully      Contractual
             Exercise    Exercisable      Life      Exercise     Exercisable     Life
               Price        (000s)       (YEARS)      Price        (000s)       (YEARS)
               -----        ------       -------      -----        ------       -------
              $ 1.40        1,500         6.05       $ 1.40        1,500         7.05
                1.00          150         1.61         1.00          150         2.61
               0.055           75         2.00        0.055           75         3.00

                            -----                                  -----
     Total                  1,725                Total             1,725
                            =====                                  =====

                   Notes to Consolidated Financial Statements
                            October 31, 2005 and 2004
                     DataMetrics Corporation and Subsidiary

NOTE 10 - WARRANTY RESERVES

The Company provides an accrual for future warranty costs at the time of revenue recognition based upon the relationship of prior year sales to actual warranty costs. The warranty for the Company's products generally covers defects in material and workmanship.

The table below outlines warranty accruals and related costs for the fiscal years ending October 31, 2005 and 2004 respectively.

                                                                   $000's
                                                             2005          2004
                                                             ------------------
Warranty Reserves, Beginning of Year                           40            61
Warranty Accrual / Recovery                                    10           (16)
                                                             ------------------
                                                               50            45
Warranty Expense                                               10             5
                                                             ------------------

Warranty Reserves, End of Year                                 40            40
                                                             ==================

NOTE 11 - INCOME TAXES

The primary components of the Company's deferred tax assets and liabilities are as follows:

                                                                 000's

                                                          2005           2004
                                                       ---------      ---------

Deferred tax assets:
Operating loss carryforwards                           $22,196.9      $21,933.3
 Non-deductible accruals and allowances , and
 other
                                                         3,341.9        3,376.1

                                                       ---------      ---------

Total Deferred Income Tax Asset                         25,538.8       25,309.4
Valuation Allowance for Deferred Income Tax Assets
                                                       (25,538.8)     (25,309.4)
                                                       ---------      ---------

Net Deferred Income Tax Assets                         $      --      $      --
                                                       =========      =========

Net operating loss carryforwards of approximately $56 million for federal income tax purposes will expire at various times and in varying amounts between 2010 and 2024.

                   Notes to Consolidated Financial Statements
                            October 31, 2005 and 2004
                     DataMetrics Corporation and Subsidiary

The provision for income taxes is comprised of the following

                                                            2005          2004
                                                        (dollars in thousands)
Current:
     Federal                                             $    -0-      $    -0-
     State                                               $    -0-      $    -0-
Deferred
     Federal                                             $(196.0)      $(211.9)
     State                                               $ (33.4)      $ (36.1)
Increase in Valuation  Allowance
                                                         $ 229.4       $ 248.0
Net                                                      $    -0-      $    -0-

The increase in the valuation allowance is provided here and against all deferred tax assets due to the uncertainty as to their future realization. Based upon management's judgment and the losses incurred by the Company, the valuation allowance represents 100% of the Company's net deferred income tax assets.

NOTE 12 - CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

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

                   Notes to Consolidated Financial Statements
                            October 31, 2005 and 2004
                     DataMetrics Corporation and Subsidiary

NOTE 13 - SUBSEQUENT EVENTS

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

NOTE 14 - GOING CONCERN

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