Form 10QSB/A
period 2006-01-31
DATAMETRICS CORP
filed 2006-09-11
CIK 27082

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                           FORM 10-QSB/A AMENDMENT #1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes|_| No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes|_| No |X|


Common Stock. $.01 Par Value -- 10,177,146 shares as of July 20, 2006.

This amendment is filed to update financial statement headings to read:
DataMetrics Corporation and Subsidiary, and to update the notes to the financial statements footer to read: The accompanying "Notes to Consolidated Financial Statements" form an integral part of these statements.

Index to Form 10-QSB


                                                                                              Page
No.
Part I - Financial Information                                                               --------
         Item 1. Financial Statements (unaudited):

                  Consolidated Balance Sheet as of January 31, 2006                              3
                  Consolidated Statement of Changes in Stockholders' Equity
                           for the Three months Ended January 31, 2006                           4
                  Consolidated Statement of Changes in Stockholders' Deficit
                           for the Three months Ended January 31, 2005                           5
                  Consolidated Statements of Operations for the Three Months
                  Ended January 31, 2006 and January 31, 2005                                    6
           Consolidated Statements of Cash Flows for the Three Months
                           Ended January 31, 2006 and January 31, 2005                           7-8


                  Notes to Consolidated Financial Statements                                     9-11

         Item 2. Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                   12
                  Results of Operations                                                          13
                  Liquidity and Capital Resources                                                14

         Item 3. Controls and Procedures                                                         15


Part II - Other Information
         Item 1.           Legal Proceedings                                                     16
         Item 2.           Unregistered Sales of Equity Securities and uses of funds.            16
         Item 3.           Defaults upon Senior Securities                                       16
         Item 4.  Submission of matters to a vote of security holders.                           16
         Item 5.           Other Information                                                     16
         Item 6.           Exhibits and Reports on Form 8-K                                      16

Certifications                                                                                   17-21

Signatures                                                                                       22


                     DATAMETRICS CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except share data)


                                                                                  January 31,
                                                                                     2006
                                                                               ------------------
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

--------------------------------------------------------------------------------

                     DATAMETRICS CORPORATION AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY
                   For the three months ended January 31, 2006
                        (in thousands, except share data)

                                  Common  Stock      Ser. A Preferred       Ser. B Preferred                                 Total
                                  ------  -----     ------------------      ----------------         Add'l                   Stock
                             Number         Dollar     Number      Dollar     Number     Dollar     Paid-In      Accum      holders
                           of Shares        Amount    of Shares    Amount   of Shares    Amount     Capital     Deficit     Deficit
                          --------------- --------- ------------- --------- ----------- --------- ---------- ------------ ----------
Balances at Oct. 31, 2005    32,112,103      $ 321     892,652       $ 9            -         -     $58,142    $(61,754)    $(3,282)

Conversion of DMTR loan
  of $2.9 million plus
  accrued interest          244,736,145      2,447                                                      633                   3,080

Conversion of Series A
  Preferred into
  Common Stock               48,947,229        490    (892,652)       (9)                              (481)                      -

Conversion of 12% Bridge
  loan into Series B
  Preferred Stock                                                             500,000    $   5          495                     500

Warrants for the purchase
  of 386,314,860 shares
  of Common Stock                                                                                     5,873                   5,873
                                                                                                                                  -
Net Loss                                                                                                        (5,758)      (5,758)

                          --------------- --------- ------------- --------- ----------- --------- ---------- ------------ ----------
Balances at Jan. 31, 2006   325,795,477     $3,258           -         -      500,000      $ 5      $64,662    $(67,512)     $ 413



--------------------------------------------------------------------------------

      The accompanying "Notes to Consolidated Financial Statements" form an integral part of these statements.

--------------------------------------------------------------------------------

                     DATAMETRICS CORPORATION AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS DEFICIT
                   For the three months ended January 31, 2005
                        (in thousands, except share data)

                                                                                                                        Total
                                                Common  Stock      Ser. A Preferred          Add'l                      Stock
                                                ------  -----     ------------------
                                            Number       Dollar      Number      Dollar     Paid-In       Accum.       holders
                                          of Shares      Amount     of Shares    Amount     Capital      Deficit       Deficit
                                        --------------- --------- ------------- --------- ------------ ------------- ------------
Balances at October 31, 2004              32,112,103      $321       892,652       $ 9      $58,142      $(61,171)     $(2,699)

Net Loss                                                                                                     (325)        (325)

Balances at January 31, 2005              32,112,103      $321       892,652       $ 9      $58,142      $(61,496)     $(3,024)







--------------------------------------------------------------------------------

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
                                                          =========       =========




--------------------------------------------------------------------------------

      The accompanying "Notes to Consolidated Financial Statements" form an integral part of these statements.

--------------------------------------------------------------------------------

                     DATAMETRICS CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                      (in thousands, except per share data)


                                                                                           For the three months ended
                                                                                        January 31             January 31
                                                                                    -----------------------------------------
                                                                                           2006                   2005
Cash Flows from Operating Activities:
         Net Loss                                                                              (5,758)                 (325)
         Adjustments to reconcile net loss to net cash used
                in operating activities:
         Gain on Sale of Building                                                                (216)                     -
         Depreciation expense                                                                        4                    16
         Expenses Paid from Debt Financing                                                         249                     -
         Amortization of Refinancing Costs                                                           -                    52
         Options Issued to Investors during restructuring                                        5,873                     -

Changes in assets and liabilities:
         Accounts receivable                                                                      (31)                   314
         Inventories                                                                                16                 (103)
         Prepaid expenses and other current assets                                                (40)                  (31)
         Accounts payable                                                                        (271)                    27
         Other Current Liabilities                                                                   -                     9
         Accrued expenses                                                                        (102)                    15
         Deferred Revenue                                                                            -                  (21)
                                                                                    -----------------------------------------
                Net cash used in operating activities                                            (276)                  (47)

Cash Flows from Investing Activities:
         Proceeds from Sale of Building                                                          1,445                     -
         Capital expenditures for property and equipment                                             -                   (4)
                                                                                    -----------------------------------------
                Net cash provided by (used in) investing activities                              1,445                   (4)

Cash Flows from Financing Activities:
         Proceeds from loan payable                                                                248                     -
         Payments on Long Term Debt                                                            (1,180)                  (15)
                                                                                    -----------------------------------------
                Net cash used in financing activities                                            (932)                  (15)

                Net (decrease) increase in cash                                                    237                  (66)
                Cash at the beginning of the period                                                146                    91
                                                                                    -----------------------------------------
                Cash at the end of the period                                                      383                    25
                                                                                    -----------------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION Cash paid during the period for:
         Interest, net                                                                             $72                   $69

NONCASH INVESTING / FINANCING ACTIVITIES
         Restructuring incentive expenses paid by issuing
                stock options                                                                   $5,873                     -

         Conversion of long term debt and related accrued
                interest into common stock                                                      $3,081                     -

         Conversion of long term debt and related accrued
                interest into Series B preferred stock                                            $500                     -

         Conversion of Series A preferred stock into
                common stock                                                                      $489                     -

         Expenses paid with the issuance of notes payable                                         $249                     -

         Payment of short term bridge loan by issuing
                new note payable                                                                  $200                     -

         Forgiveness of debt as part of the sale of building                                       $30                     -




--------------------------------------------------------------------------------

      The accompanying "Notes to Consolidated Financial Statements" form an integral part of these statements.

--------------------------------------------------------------------------------

                             DATAMETRICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                January 31, 2006
                                   (Unaudited)

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


Inventories as of January 31, 2006 consist of the following:

Inventories Parts and sub-assemblies                                      572
Work in Process                                                           383
Obsolete Inventory                                                      6,006
                                                             -----------------
Total Inventory                                                         6,961
Reserve for Obsolete Inventory                                        (6,070)
                                                             -----------------
Net Inventory                                                             891


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


      A summary of the status of the Company's stock options as of January 31, 2006, and changes during the quarter are presented below:


                                                                  ------------------------------
                                                                                    Weighted
                                                                                     Average
                                                                     Shares          Exercise
                                                                      (000s)          Price
                                                                  -------------  --------------
     Outstanding at Beginning of Year                                    1,725           $1.31
     Granted                                                           386,315           $0.01
     Exercised                                                               0
     Expired / Canceled                                                      0
                                                                  -------------  --------------
     Outstanding and Fully Exercisable at
          the End of the Year                                          388,040           $0.01
                                                                  -------------  --------------

     Weighted  Average Fair Value of Options  Granted  During the
     Year                                                                                $0.01

                                                                  -------------  --------------


For all options issued, the exercise price was less than the market price of the stock and $5,873,000 of stock based cost was recorded.



Significant option groups outstanding at January 31, 2006 and related weighted average price and life information is as follows:


                                  Number
                               Outstanding          Weighted
                                    and              Average
                                   Fully            Remaining
             Exercise           Exercisable        Contractual
               Price              (000s)           Life (YEARS)
               -----              ------           ------------
              $1.40                1,500                5.80
               1.00                  150                1.36
              0.055                   75                1.75
               0.01              386,315               10.00

                        -----------------
          Total                  388,040
                        =================


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


                                               DATAMETRICS CORPORATION
                                               ------------------------
                                               /s/ Daniel Bertram
                                               Chief Executive Officer


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Name                                  Title                           Date
-------------------           ------------------------           ---------------
/s/ Daniel Bertram            Chief Executive Officer            July 20, 2006
-------------------
    Daniel Bertram


/s/ Rafik Moursalien          Chief Financial Officer            July 20, 2006
-------------------
    Rafik Moursalien