Form 10QSB/A
period 2006-04-30
DATAMETRICS CORP
filed 2006-09-12
CIK 27082

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                           FORM 10-QSB/A AMENDMENT #1

{X} Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 30, 2006

                                       or

{} Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ________to_________

Commission File Number  1-8690

                             DataMetrics Corporation
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                              95-3545701
 ------------------------------                               ---------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)

          1717 Diplomacy Row
           Orlando, Florida                                  32809
----------------------------------------                    --------
(Address of principal executive offices)                   (Zip Code)

                                 (407) 251-4577
               --------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes __  No  X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes __ No X

Common Stock. $.01 Par Value -- 11,359,849 shares as of July 20, 2006.

This amendment is filed to update financial statement headings to read:
DataMetrics Corporation and Subsidiary, and to update the notes to the financial statements footer to read: The accompanying "Notes to Consolidated Financial Statements" form an integral part of these statements.

Index to Form 10-QSB
                                                                           Page
                                                                           No.
Part I - Financial Information                                             -----
         Item 1. Financial Statements (unaudited):

            Consolidated Balance Sheet as of April 30, 2006                   3
            Consolidated Statement of Changes in Stockholders' Equity
                     for the Six Months Ended April 30, 2006                  4
            Consolidated Statement of Changes in Stockholders' Deficit
                     For the Six Months Ended April 30, 2005                  5
            Consolidated Statements of Operations for the Three and
                     Six Months Ended April 30, 2006 and April 30, 2005       6
            Consolidated Statements of Cash Flows for the Six Months
                     Ended April 30, 2006 and April 30, 2005                7-8


Notes to Consolidated Financial Statements                                 9-11

         Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                        12
         Results of Operations                                            13-14
         Liquidity and Capital Resources                                     15
Item 3. Controls and Procedures                                              16


Part II - Other Information
         Item 1.  Legal Proceedings                                          17
         Item 2.  Unregistered Sales of Equity Securities and uses of funds  17
         Item 3.  Defaults upon Senior Securities                            17
         Item 4.  Submission of matters to a vote of security holders.       17
         Item 5.  Other Information                                          17
         Item 6.  Exhibits and Reports on Form 8-K                           17

Certifications                                                            18-22

Signatures                                                                   23

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

                     DATAMETRICS CORPORATION AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY
                     For the six months ended April 30, 2006
                        (in thousands, except share data)

                                Common Stock         Ser. A Preferred     Ser. B Preferred                                 Total
                            ------------------     -------------------  -------------------       Add'l                    Stock
                             Number     Dollar       Number     Dollar    Number      Dollar      Paid-In        Accum     holders
                            of Shares   Amount     of Shares    Amount    of Shares   Amount      Capital       Deficit    Equity
                            ------------------------------------------------------------------------------------------------------
Balances at Oct. 31, 2005    1,070,403    $ 11      892,652      $  9            -          -       $58,452     $(61,754)  $(3,282)

Conversion of DMTR loan
  of $2.9 million plus
  accrued interest           8,157,872      82                                                        2,998                  3,080

Conversion of Series A
  Preferred into


  Common Stock               1,631,574      16     (892,652)       (9)                                   (7)                     -

Conversion of 12% Bridge
  loan into Series B
  Preferred Stock                                                          500,000       $  5           495                    500

Warrants for the purchase
  of 386,314,860 shares
  of Common Stock                                                                                     5,873                  5,873

Net Loss                                                                                                          (5,829)   (5,829)

                            ------------------------------------------------------------------------------------------------------
Balances at April 30, 2006  10,859,849   $ 109            -         -      500,000       $  5       $67,811     $(67,583)    $ 342

Shares of Common Stock have been adjusted retroactively to reflect the reverse stock split that occurred in April 2006.


 The accompanying "Notes to Consolidated Financial Statements" form an integral part of these statements.

                     DATAMETRICS CORPORATION AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS DEFICIT
                     For the six months ended April 30, 2005
                        (in thousands, except share data)



                                    Common Stock         Ser. A Preferred                                  Total
                                --------------------    -------------------     Add'l                      Stock
                                Number       Dollar      Number      Dollar     Paid-In       Accum.       holders
                                of Shares    Amount     of Shares    Amount     Capital      Deficit       Deficit
                                ---------    -------    ---------    ------   ----------   ---------    ------------
Balances at October 31, 2004    1,070,403    $   11       892,652    $    9    $  58,452   $ (61,171)   $   (2,699)

Net Loss                                                                                        (789)         (789)

Balances at April 30, 2005      1,070,403    $   11       892,652    $    9    $  58,452   $ (61,960)   $   (3,488)


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

                     DATAMETRICS CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                      (in thousands, except per share data)

                                                        Three Months Ended       Six Months Ended
                                                       April 30,   April 30,   April 30,   April 30,
                                                         2006        2005        2006        2005
                                                       --------    --------    --------    --------
Sales                                                  $  1,052    $    396    $  2,207    $    993

Cost of Sales                                               773         373       1,544         805
                                                       --------    --------    --------    --------
Gross Profit                                           $    279    $     23    $    663    $    188
                                                       --------    --------    --------    --------

Selling, General and Administrative
           Personnel and Related Costs                 $    205    $    292    $    401    $    584
           Other                                            158          90         457         167
                                                       --------    --------    --------    --------
           Total Selling, General and Administrative   $    363    $    382    $    858    $    751
                                                       --------    --------    --------    --------

Loss from Operations                                   $    (84)   $   (359)   $   (195)   $   (563)

Other income and expense                                     13        (105)     (5,634)       (226)
                                                       --------    --------    --------    --------

           Net Income (Loss)                           $    (71)   $   (464)   $ (5,829)   $   (789)
                                                       ========    ========    ========    ========


Loss per share of common stock;
           basic and diluted                           $ (0.007)   $ (0.434)   $ (0.537)   $ (0.737)
                                                       ========    ========    ========    ========

Weighted avg. no. of shares outstanding
           basic and diluted                             10,860       1,070      10,860       1,070
                                                       ========    ========    ========    ========

Adjusted to reflect reverse stock split that occurred in April 2006.

 The accompanying "Notes to Consolidated Financial Statements" form an integral part of these statements.

                     DATAMETRICS CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                      (in thousands, except per share data)

                                                                              For the six months ended
                                                                                April 30    April 30
                                                                                 -------    -------
                                                                                  2006       2005
Cash Flows from Operating Activities:
         Net Loss                                                                (5,829)      (789)
         Adjustments to reconcile net loss to net cash used
                in operating activities:
         Gain on Sale of Building                                                  (216)        --
         Depreciation expense                                                         4         30
         Amortization of Refinancing Costs                                           --        104
         Expenses Paid from Debt Financing                                          249         --
         Options Issued to Investors during restructuring                         5,873         --

Changes in assets and liabilities:
         Accounts receivable                                                         36        492
         Inventories                                                                242       (162)
         Prepaid expenses and other current assets                                   45        (22)
         Accounts payable                                                          (262)       133
         Other Current Liabilities                                                   --        (20)
         Accrued expenses                                                          (167)        93
         Deferred Revenue                                                            --        (46)
                                                                                -------    -------
                Net cash used in operating activities                               (25)      (187)

Cash Flows from Investing Activities:
         Proceeds from Sale of Building                                           1,445         --
         Capital expenditures for property and equipment                             --         (4)
                                                                                -------    -------
                Net cash provided by (used in) investing activities               1,445         (4)

Cash Flows from Financing Activities:
         Proceeds from loan payable                                                 248        139
         Payments on Long Term Debt                                              (1,180)       (30)
                                                                                -------    -------
                Net cash provided by (used in) financing activities                (932)       109

                Net (decrease) increase in cash                                     488        (82)
                Cash at the beginning of the period                                 146         91
                                                                                -------    -------
                Cash at the end of the period                                       634          9
                                                                                -------    -------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION Cash paid during the period for:
         Interest, net                                                          $    72    $    80

NONCASH INVESTING / FINANCING ACTIVITIES
         Restructuring incentive expenses paid by issuing
                stock options                                                   $ 5,873         --

         Conversion of long term debt and related accrued
                interest into common stock                                      $ 3,081         --

         Conversion of long term debt and related accrued
                interest into Series B preferred stock                          $   500         --

         Conversion of Series A preferred stock into
                common stock                                                    $   489         --

         Expenses paid with the issuance of notes payable                       $   249         --

         Payment of short term bridge loan by issuing
                new note payable                                                $   200         --

         Forgiveness of debt as part of the sale of building                    $    30         --


 The accompanying "Notes to Consolidated Financial Statements" form an integral part of these statements.

                             DATAMETRICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 April 30, 2006
                                   (Unaudited)

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

Inventories as of April 30, 2006 consist of the following:

Inventories Parts and sub-assemblies                                      594
Work in Process                                                           135
Obsolete Inventory                                                      6,006
                                                                     ---------
Total Inventory                                                         6,735
Reserve for Obsolete Inventory                                        (6,070)
                                                                     ---------
Net Inventory                                                             665


3.       NOTES PAYABLE

Notes Payable at April 30, 2006 consist of the following:

Notes Payable to investors; interest expense at 10% is paid
quarterly; principal and unpaid interest is due in full in
December 2006. The note is secured by a first priority
lien on all Company assets.                                               500


Subordinated notes, originally due in December 2000, accruing interest at 10%. The notes are unsecured. Negotiations for
repayment have begun with the holders of these notes and
are ongoing at this time                                                  141
                                                                     ---------
Total                                                                     641

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

      A summary of the status of the Company's stock options as of April 30, 2006, and changes during the quarter are presented below. This summary reflects the 30:1 reverse stock split that occurred in April 2006:

                                                                      Shares    Weighted Average
                                                                      (000s)    Exercise Price
                                                                  ------------- ---------------
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

      Significant option groups outstanding at April 30, 2006 and related weighted average price and life information is as follows. This summary reflects the 30:1 reverse stock split that occurred in April 2006:



                                    Number          Weighted
                                Outstanding and     Average
                                    Fully          Remaining
                   Exercise      Exercisable      Contractual
                    Price          (000s)         Life (YEARS)
                   ------------------------------------------
                    $42.00            50             5.55
                     30.00             5             1.11
                      1.65             3             1.50
                      0.30        12,877             9.75
                                  ------
                      Total       12,935
                                  ======

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