Form 10QSB
period 2006-07-31
DATAMETRICS CORP
filed 2006-09-12
CIK 27082

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

{X} Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 31, 2006

                                       or

{} Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ________to_________

Commission File Number  1-8690

                             DataMetrics Corporation
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                          95-3545701
------------------------------------                      ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)

          1717 Diplomacy Row
           Orlando, Florida                                   32809
----------------------------------------                   ----------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $.01 Par Value -- 11,359,849 shares as of September 1, 2006.

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act) Yes |_|   No |X|

Index to Form 10-QSB

                                                                                          Page No.
Part I - Financial Information                                                          -----------
         Item 1. Financial Statements (unaudited):

                  Consolidated Balance Sheet as of July 31, 2006                            3
                  Consolidated Statement of Changes in Stockholders' Equity
                           for the Nine Months Ended July 31, 2006                          4
                  Consolidated Statement of Changes in Stockholders' Equity
                           for the Nine Months Ended July 31, 2005                          5
                  Consolidated Statements of Operations for the Three and Nine
                           Months Ended July 31, 2006 and July 31, 2005                     6
                  Consolidated Statements of Cash Flows for the Nine Months
                           Ended July 31, 2006 and July 31, 2005                            7

Notes to Consolidated Financial Statements                                                  8-10

         Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                       11
         Results of Operations                                                              12-13
         Liquidity and Capital Resources                                                    14

Item 3. Controls and Procedures                                                             15

Part II - Other Information
         Item 1.           Legal Proceedings                                                16
         Item 2.           Unregistered Sales of Equity Securities and uses of funds        16
         Item 3.           Defaults upon Senior Securities                                  16
         Item 4.  Submission of matters to a vote of security holders.                      16
         Item 5.           Other Information                                                16
         Item 6.           Exhibits and Reports on Form 8-K                                 16

Signatures                                                                                  17

Certifications

                     DATAMETRICS CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except share data)

                                                                                          July 31,
                                                                                            2006
                                                                                          --------
ASSETS
Current Assets
           Cash                                                                           $    117
           Accounts receivable, net of allowance for doubtful accounts of $0                   229
           Inventory, net of allowance for obsolete inventory of $6,070                        648
           Other Current Assets                                                                 48
                                                                                          --------
                                     Total current assets                                    1,042

Property and Equipment
           Furniture, Fixtures and computer equipment                                        1,197
           Machinery and equipment                                                             548
                                                                                          --------
                      Total Property and Equipment                                           1,745
                      Less Accumulated Depreciation                                         (1,745)
                                                                                          --------
                                     Net Property and Equipment                                 --

                                     Total Assets                                         $  1,042
                                                                                          ========

LIABILITIES AND STOCKHOLDERS DEFICIT
Current Liabilities
           Accounts Payable                                                               $    171
           Accrued Expenses                                                                    362
           Warranty Reserve                                                                     40
           Notes Payable                                                                       641
                                                                                          --------
                                     Total Current Liabilities                               1,214

Stockholders Deficit:
           4% Cumulative Preferred Stock, $.01 par value ($750 aggregate liquidation
                      preference); 5,000,000 Authorized; 500,000 issued and outstanding          5
           Common Stock, $.01 par value; 70,000,000 shares
                      Authorized; 11,359,849 issued and outstanding                            114
           Additional Paid In Capital                                                       67,856
           Accumulated Deficit                                                             (68,147)
                                                                                          --------

                                     Total Stockholders Deficit                               (172)

                                     Total Liabilities and Stockholders Deficit           $  1,042
                                                                                          ========

--------------------------------------------------------------------------------

 The accompanying "Notes to Consolidated Financial Statements" form an integral part of these statements.

--------------------------------------------------------------------------------

                     DATAMETRICS CORPORATION AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY
                     For the nine months ended July 31, 2006
                        (in thousands, except share data)

                                Common Stock      Ser. A Preferred    Ser. B Preferred                            Total
                            -------------------   -----------------   -----------------   Add'l                   Stock
                              Number     Dollar    Number    Dollar    Number    Dollar  Paid-In       Accum      holders
                             of Shares   Amount   of Shares  Amount   of Shares  Amount  Capital       Deficit    Deficit
                            ----------   ------   ---------  ------   ---------  ------ ----------    --------    -------
Balances at Oct. 31, 2005    1,070,403   $   11    892,652   $   9         --      --   $   58,452    $(61,754)   $(3,282)

Conversion of DMTR loan
  of $2.9 million plus
  accrued interest           8,157,872       82                                              2,998                  3,080

Conversion of Series A
  Preferred into
  Common Stock               1,631,574       16   (892,652)     (9)                             (7)                    --

Conversion of 12% Bridge
  loan into Series B
  Preferred Stock                                                     500,000   $   5          495                    500

Warrants for the purchase
  of 386,314,860 shares
  of Common Stock                                                                            5,873                  5,873

Issuance of Common Stock
  to officers & directors      500,000        5                                                 45                     50

Net Loss                                                                                                (6,393)    (6,393)
                            ----------   ------   --------   -----   --------   -----   ----------    --------    -------
Balances at July 31, 2006   11,359,849   $  114         --      --    500,000   $   5   $   67,856    $(68,147)   $  (172)

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

--------------------------------------------------------------------------------

                     DATAMETRICS CORPORATION AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY
                     For the nine months ended July 31, 2005
                        (in thousands, except share data)


                                   Common Stock      Ser. A Preferred                              Total
                               -------------------   -----------------     Add'l                   Stock
                                 Number     Dollar    Number    Dollar    Paid-In       Accum      holders
                                of Shares   Amount   of Shares  Amount    Capital       Deficit    Deficit
                               ----------   ------   ---------  ------   ----------    --------    -------

Balances at October 31, 2004   1,070,403   $      11  892,652   $   9    $  58,452     $ (61,171)  $  (2,699)

Net Loss                                                                                  (1,053)     (1,053)

Balances at July 31, 2005      1,070,403   $      11  892,652   $   9    $  58,452     $ (62,224)  $  (3,752)

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

--------------------------------------------------------------------------------

                     DATAMETRICS CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                      (in thousands, except per share data)

                                                            Three Months Ended           Nine Months Ended
                                                           July 31,      July 31,      July 31,      July 31,
                                                             2006          2005          2006          2005
                                                           --------      --------      --------      --------
Sales                                                      $    329      $    725      $  2,537      $  1,718

Cost of Sales                                                   529           498         2,073         1,303
                                                           --------      --------      --------      --------
Gross Profit                                               $   (200)     $    227      $    464      $    415
                                                           --------      --------      --------      --------

Selling, General and Administrative
           Personnel and Related Costs                     $    172      $    236      $    563      $    820
           Other                                                199           138           667           305
                                                           --------      --------      --------      --------
           Total Selling, General and Administrative       $    371      $    374      $  1,230      $  1,125
                                                           --------      --------      --------      --------

Income (Loss) from Operations                              $   (571)     $   (147)     $   (766)     $   (710)

Other income and expense                                          6          (117)       (5,627)         (343)
                                                           --------      --------      --------      --------

           Net Income (Loss)                               $   (565)     $   (264)     $ (6,393)     $ (1,053)
                                                           ========      ========      ========      ========

Loss per share of common stock;
           basic and diluted                               $ (0.051)     $ (0.247)     $ (0.727)    $  (0.984)
                                                           ========      ========      ========      ========

Weighted avg. no. of shares outstanding
           basic and diluted                                 11,115         1,070         8,794         1,070
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

--------------------------------------------------------------------------------

                     DATAMETRICS CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                      (in thousands, except per share data)

                                                                                For the nine months ended
                                                                                  July 31      July 31
                                                                                  -------      -------
                                                                                   2006          2005
Cash Flows from Operating Activities:
         Net Loss                                                                  (6,393)      (1,053)
         Adjustments to reconcile net loss to net cash used
                in operating activities:
         Gain on Sale of Building                                                    (216)          --
         Depreciation expense                                                           4           40
         Amortization of Refinancing Costs                                             --          155
         Expenses Paid from Debt Financing                                            249           --
         Options Issued to Investors during restructuring                           5,873           --
         Directors Fee Paid with Common Stock                                          50           --

Changes in assets and liabilities:
         Accounts receivable                                                           41          458
         Inventories                                                                  259         (456)
         Prepaid expenses and other current assets                                     46          (50)
         Accounts payable                                                            (321)          58
         Accrued expenses                                                            (134)         167
         Deferred Revenue                                                              --         (137)
                                                                                  -------      -------
                Net cash used in operating activities                                (542)        (818)

Cash Flows from Investing Activities:
         Proceeds from Sale of Building                                             1,445           --
         Capital expenditures for property and equipment                               --           (8)
                                                                                  -------      -------
                Net cash provided by (used in) investing activities                 1,445           (8)

Cash Flows from Financing Activities:
         Proceeds from loan payable                                                   248          879
         Payments on Long Term Debt                                                (1,180)         (30)
                                                                                  -------      -------
                Net cash provided by (used in) financing activities                  (932)         849

                Net (decrease) increase in cash                                       (29)          23
                Cash at the beginning of the period                                   146           91
                                                                                  -------      -------
                Cash at the end of the period                                         117          114
                                                                                  -------      -------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION Cash paid during the period for:
         Interest, net                                                            $    72      $    80

NONCASH INVESTING / FINANCING ACTIVITIES
         Restructuring incentive expenses paid by issuing
                stock options                                                     $ 5,873           --

         Conversion of long term debt and related accrued
                interest into common stock                                        $ 3,081           --

         Conversion of long term debt and related accrued
                interest into Series B preferred stock                            $   500           --

         Conversion of Series A preferred stock into
                common stock                                                      $   489           --

         Expenses paid with the issuance of notes payable                         $   249           --

         Payment of short term bridge loan by issuing
                new note payable                                                  $   200           --

         Forgiveness of debt as part of the sale of building                      $    30           --

         Payment of Directors' Fees by issuing common stock                       $    50           --

--------------------------------------------------------------------------------

 The accompanying "Notes to Consolidated Financial Statements" form an integral part of these statements.

--------------------------------------------------------------------------------

                             DATAMETRICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  July 31, 2006
                                   (Unaudited)

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

Inventories as of July 31, 2006 consist of the following:

Inventories Parts and sub-assemblies                                        476
Work in Process                                                             172
Obsolete Inventory                                                        6,070
                                                                         ------
Total Inventory                                                           6,718
Reserve for Obsolete Inventory                                           (6,070)
                                                                         ------
Net Inventory                                                               648

3.       NOTES PAYABLE

Notes Payable at July 31, 2006 consist of the following:

Notes Payable to investors; interest expense at 10% is paid quarterly; principal and unpaid interest is due in full in December 2006. The note is secured by a
first priority lien on all Company assets                                                    500

Subordinated notes, originally due in December 2000, accruing interest at 10%. The notes are unsecured. Negotiations for repayment have begun with the holders of these notes and
are ongoing at this time                                                                     141
                                                                                             ---
Total                                                                                        641

All notes are current.

4.        STOCK BASED COMPENSATION

The fair value of the option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

         Risk free interest rate of 3 percent; dividend yield of 0%, expected life of 10 years and volatility of 50%.

         A summary of the status of the Company's stock options as of July 31, 2006, and changes during the quarter are presented below. This summary reflects the 30:1 reverse stock split that occurred in April 2006:

                                                                            Weighted
                                                                            Average
                                                                 Shares     Exercise
                                                                 (000s)     Price
                                                                 ------     ------
Outstanding at Beginning of Period                                   58     $39.20
Granted                                                          12,877     $ 0.30
Exercised                                                             0
Expired / Canceled                                                    0
                                                                 ------     ------
Outstanding and Fully Exercisable at
     the End of the Period                                       12,935     $ 0.47
                                                                 ------     ------

Weighted  Average Fair Value of Options  Granted  During the
Period                                                                      $ 0.01
                                                                 ------     ------

For all options issued, the exercise price was less than the market price of the stock and $5,873,000 of stock based cost was recorded.

Significant option groups outstanding at July 31, 2006 and related weighted average price and life information is as follows. This summary reflects the 30:1 reverse stock split that occurred in April 2006:

                                     Number
                                 Outstanding and       Weighted Average
                                     Fully                Remaining
                Exercise           Exercisable           Contractual
                 Price                (000s)             Life (YEARS)
                --------           -----------           -----------
                 $42.00                   50                5.30
                  30.00                    5                0.86
                   1.65                    3                1.25
                   0.30               12,877                9.50
                                      ------
        Total                         12,935
                                      ======

Weighted average exercise price is $0.473 per option.

5.       REVERSE STOCK SPLIT

On April 11, 2006, the Company elected to effect a Stock combination through a 30:1 reverse stock split. Details of the split are described on Schedule 14C as filed with the Securities and Exchange Commission on March 2, 2006.

All amounts reported for the three and nine months ended July 31, 2005 have been retroactively restated to reflect this split.

6.       Basic and Diluted Net Loss per Common Share

Basic and diluted net loss per share are computed using the weighted-average number of shares of common stock outstanding during the period. Potentially dilutive securities have been excluded from the computation of diluted earnings per share, as their effect is antidilutive. If the Company had reported net income, diluted earnings per share would have included the shares used in the computation of net loss per share plus common equivalent shares related to 12,934,659 outstanding options and warrants as of July 31, 2006 and 2005 respectively.

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

         For the quarter ended July 31, 2006, the Company experienced slower than expected receipt of orders. Many of the military programs from which the Company anticipates generating its revenue have been rescheduled and military priorities have been reconsidered to account for short, medium, and long-term needs. The Company expects to see an increase in order activity in the following quarters and attributes the delay in orders due to a focus on budget spending for troops and munitions in the war effort in Afghanistan and Iraq. The following phases in this war and projected increase in overall military / defense spending will likely entail more sophisticated surveillance techniques and equipment, which will require data processing and peripheral equipment much like we currently supply for the AWACS, P3 Orions aircraft and the armed forces.

                              RESULTS OF OPERATIONS

                 Three Month Period Ended July 31, 2006 Compared
                    To Three Month Period Ended July 31, 2005

         Sales for the quarter ended July 31, 2006 were $329,000 a decrease of $396,000 or 55%, compared with sales of $725,000 in the same period in the prior fiscal year. The decrease in sales for the three months ended July 31, 2006 is attributable mainly to slower than anticipated receipt of orders.

     Cost of sales for the quarter ended July 31, 2006 was $529,000 (160% of sales), an increase of $31,000 or 6%, compared with $498,000 (69% of sales) for the same period in the prior fiscal year. Cost of sales as a percentage of Sales has increased substantially due to the fixed nature of manufacturing overhead and the substantial decrease in sales for the period.

     Selling, general and administrative ("SG&A") expenses for the quarter ended July 31, 2006 were $371,000 (113% of sales), compared with $374,000 (52% of sales) for the same period in the prior fiscal year. While SG&A remained virtually unchanged, SG&A as a percentage of sales increased significantly due largely to the relatively fixed nature of the components of selling, general, and administrative expenses coupled with the substantial reduction of sales for the period.

     Interest expense amounted to $16,024 for the quarter ended July 31, 2006 compared with net interest expense of $127,809 for the same period in the prior year. The significant decrease in interest expense for the quarter ended July 31, 2006 compared to the same period of the prior year is attributable to the reorganization which occurred early in fiscal year 2006. As a result of the said reorganization, the majority of long term loans were either paid in full or converted into equity of DataMetrics Corporation.

     The net loss for the quarter ended July 31, 2006 amounted to $565,000, compared with a net loss of $264,000 for the same period in the prior year. The loss for the current period is attributable to significant decrease in sales and the fixed nature of selling, general & administrative expenses.

                 Nine Month Period Ended July 31, 2006 Compared
                    To Nine Month Period Ended July 31, 2005

     Sales for the nine months ended July 31, 2006 were $2,537,000 an increase of $819,000 or 47%, compared with sales of $1,718,000 in the same period in the prior fiscal year. The increase in sales for the nine months ended July 31, 2006 is attributable mainly to a substantial increase in receipt of orders from the U.S. Government and major Defense Contractors in the previous two quarters.

     Cost of sales for the nine months ended July 31, 2006 was $2,073,000 (82% of sales), an increase of $770,000 or 59%, compared with $1,303,000 (76% of sales) for the same period in the prior fiscal year. Cost of sales increased compared to the same period in the prior fiscal year primarily because of the corresponding increase in variable manufacturing costs related to increased sales in the current nine month period.

     Selling, general and administrative ("SG&A") expenses for the nine months ended July 31, 2006 were $1,230,000 (49% of sales) an increase of $105,000, or 10%, compared with $1,125,000 (65% of sales) for the same period in the prior fiscal year. While the dollar amount of SG&A expenses for 2006 increased by 10% over the amount reported in 2005 due to restructuring costs in the first quarter, SG&A expenses, stated as a percentage of sales, decreased substantially between years due to a substantial increase in sales for 2006 when compared to 2005.

     Interest expense amounted to $91,559 for the nine months ended July 31, 2006 compared with net interest expense of $371,218 for the same period in the prior year. The dramatic decrease in interest expense for the nine months ended July 31, 2006 compared to the same period of the prior year is attributable mainly to the Corporate reorganization which occurred early in fiscal year 2006. As a result of the said reorganization, the majority of long term loans were either paid in full or converted into equity of DataMetrics Corporation.

     The net loss for the nine months ended July 31, 2006 amounted to $6,393,000 compared with a net loss of $1,053,000 for the same period in the prior year. While the Company's loss from operations increased marginally for the nine months ended July 31, 2006 compared with the same period in the prior fiscal year, net loss for the current period is much larger due to the effect of issuing options valued at $5,873,000 during the restructuring that occurred in the first quarter of 2006.

     Management has determined that, based on the Company's historical losses from recurring operations, the Company will not recognize its net deferred tax assets at July 31, 2006. Ultimate recognition of these tax assets is dependent, to some extent, on future revenue levels and margins. It is the intention of management to assess the appropriate level for the valuation allowance each quarter.

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

      As part of the restructuring, on December 30, 2005, SG DMTI, LLC ("SGD") purchased 500,000 shares of the Company's Series B Preferred Stock in exchange for the cancellation of an aggregate of $499,563 in principal and $467 in accrued interest on certain promissory notes (the "Notes") issued by the Company and held by SGD. DMTR LLC ("DMTR") converted debt owed to DMTR by the Company (which debt consisted of an aggregate principal amount of $2,900,000 and accrued, but unpaid interest on the unpaid principal amount) into common stock. The Company also issued SGD a warrant 50% of the then issued and outstanding shares of common stock of the Company on a fully diluted basis for a period of ten (10) years at an exercise price of $.01 (before giving effect to the one-for 30 reverse stock split).

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

      On August 23, 2006, the Company issued SGD 200,000 shares of Series B Preferred Stock for $200,000 under the Series B Preferred Stock and Warrant Purchase Agreement dated December 30, 2005. The proceeds were used for general working capital. The Company also agreed to make monthly payments of $10,000 commencing September 2006 until all accrued and unpaid interest is repaid.

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

Item 3.  CONTROLS AND PROCEDURES

         (a) Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our principal executive and financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) or Rule 15d-15(e) under the U.S. Securities Exchange Act of 1934, as amended) within 90 days of the filing date of this quarterly report and, based on their evaluation, our principal executive and financial officer have concluded that these controls and procedures are working. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2.  Unregistered Sales of Equity Securities and Uses of Proceeds.

      None.

Item 3.  Defaults upon Senior Securities

      The Company was in default on certain unsecured indebtedness of approximately $141,000 in principal and $90,000 in unpaid interest. In August 2006, the Company and the holder of the indebtedness agreed that the Company would make monthly payments of $10,000 commencing September 2006 for the unpaid interest until all accrued and unpaid interest is repaid.

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

                                                  DATAMETRICS CORPORATION
                                                  ------------------------
                                                  /s/ Daniel Bertram
                                                  Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name                                  Title                        Date
-------------------           ------------------------        ---------------

/s/ Daniel Bertram            Chief Executive Officer          September 2006
-------------------
    Daniel Bertram

/s/ Rafik Moursalien          Chief Financial Officer          September 2006
-------------------
    Rafik Moursalien