Form 10KSB
period 2006-10-31
DATAMETRICS CORP
filed 2007-02-13
CIK 27082

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                   FORM 10-KSB

                                   (Mark One)

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended October 31, 2006

                                       OR

      [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Transition Period From-_________to-_________

                          Commission File Number 0-8567

                             DataMetrics Corporation
  -----------------------------------------------------------------------------
                    (Exact name of Small Business Registrant)

          Delaware                                         95-3545701
-------------------------------                       ------------------
(State or other jurisdiction of                          (IRS Employer
 Incorporation or organization)                       Identification No.)

                   1717 Diplomacy Row, Orlando, Florida 32809
                -------------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code:  (407) 251-4577
                                                     --------------

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                 Name of each exchange on which registered
---------------------------         -----------------------------------------
Common Stock, .01 par value             None - quoted on the Pink Sheets,
                                                 Over the Counter

Securities registered pursuant to Section 12(g) of the Act:

None

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part IV of this Form 10-KSB or any amendment to this Form 10-KSB.[_]


Transitional Small Business Disclosure Format (Check one): Yes [_]; No [X]

State Issuer's revenues for its most recent fiscal year:
Gross Sales - $3,203,790

State the number of shares outstanding of the Registrant's Common Stock ("Common Stock"), as of the latest practicable date: 11,552,035 shares of Common Stock as of February 12, 2007.

The aggregate market value of the common equity of the company held by non-affiliates as of February 12, 2007 was $4,158,733.

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

      The Company, which commenced operations in 1962, is a manufacturer of ruggedized information technology equipment, including computers, printers, workstations, monitors and chassis & enclosures, which are designed to work in harsh environments. The U.S. Military, major defense prime contractors, international military forces, commercial aviation, and heavy industry, such as mining, nuclear power generation, and oil & gas exploration, are the principal end-users of the Company's products. DataMetrics is primarily a customer driven, application-specific solutions provider. DataMetrics has a core competency in the art and science of "ruggedization" that is at the base of everything it does.

      While the specifics of "ruggedization" takes many forms, from strict MIL-specs to varied industrial requirements, its core competency can best be described by this definition: DataMetrics market focus is the sale, design, development, and manufacture of electronic products into industries/applications where the readily-available commercial/industrial grade product would be subject to conditions/requirements that would render it ineffective or impractical for the user. DataMetrics takes existing technology and applies "ruggedization" techniques to substantially increase life and/or usability in adverse user-defined conditions.

      The Company has been in a multi-year transformation to refocus on its core competencies. It has made significant forays into new markets. In FY 2006, approximately 80% of its revenues came from military/defense applications. The Global War on Terror and other military operations continue to have a significant effect on the Company's business. While much of the increase in the DoD spending is in troop deployment and reconstruction, the Company does see an increase in opportunities that are consistent with its activities. While there is no guarantee that these programs will be funded or that DataMetrics will be the selected provider, it is an indicator of a shift in the focus of the DoD. The long design cycle for these programs creates an intangible cost in the form of rapid technological obsolescence. Some military programs that would have sought militarized equipment some years ago have modified the requirements to reflect a need for rugged or commercial products. This trend has tended to benefit sales of the Company's rugged product line while impacting its sale of "ultra-rugged" MIL-spec equipment. During FY 2006 DataMetrics was selected to provide rugged commercial off-the-shelf (COTS) printers for the new Boeing P8A MMA that will eventually replace the US Navy's fleet of aging P-3s. In addition the Company was awarded contracts for COTS printers for the Korean and New Zealand P3s, and the Dash-8s operated by the Swedish navy.

      The Company has also made successful inroads into other industries that can benefit from its "ruggedization" core competency. The Company designs, develops, and manufactures computers and peripheral equipment for mining, oil & gas exploration, nuclear power generation, and aggregate dredging, where reliable operation of the equipment in challenging environments is imperative.

BUSINESS STRATEGY

      It is the goal of DataMetrics Corporation to continually improve its position as a leading supplier of ruggedized systems and equipment. Our strategies to achieve our objectives include:

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

      The Company strives to have its customers absorb most of the Company's R & D and Non-Recurring Expenses (NRE). Despite limited resources, the Company makes a modest investment in research and development. This investment is not considered material at this time, though the impact for these products, such as COTS chassis and rugged mobile computers could be significant.

      The Company's commercial airline products business unit continues to expand with the introduction of its on-board electronic flight bag (EFB) computer. In addition the Company has been sought out by airframe manufacturers to provide a new generation of products. As one of three main manufacturers of FAA certified printers in the world, the Company seeks to garner a greater market share in FY 2007 by updating its current products to the current ARINC standards. The Company will invest to expand its product offering in FY 2007 and provide technology updates to its current product offering.

COMPETITION

      The primary business of the Company is the design and manufacture of application-specific products for military/defense applications and programs. As such, the company is often a sole-sourced provider of goods and services. The Company focuses on collaborating with its customers for products that meet applications rather than marketing specific products. As such, the company's success is much more dependant on its collaborative efforts with its customers than bidding against competitors. Overall, when in competitive situations, because of the breadth of The Company's product line, the Company competes with different companies for various products. For its chassis' the Company competes with ELMA, Hybricon, AP Labs and Carlo Gavazzi. The Company competes with Barco and DRS for monitors and with Miltope for printers. In its industrial offering, DataMetrics competes with JLT Mobile Computing and a host of rack-mounted computer manufacturers.

      The Company's competitive position in its market segments have been based upon the experience of its technical personnel in their respective specialized fields of Rugged computer and peripheral product design; its broad range of products; its ability to design and manufacture its products to meet customers' specifications; its specialized manufacturing and testing facilities; its long association with many of its customers and its managerial and marketing expertise in dealing with commercial customers, prime Military/Defense contractors and the DoD. The Company believes that once a particular supplier's computer and/or peripheral products have been selected for incorporation in a military or commercial program, further competition by other vendors during the life cycle of that program is limited.

      The extent of competition for any single project generally varies according to the complexity of the product and the dollar value of the anticipated award. DataMetrics believes that it competes on the basis of:

      o Its "closeness to the customer"; a cultural belief in building strong customer loyalty through personal contact and professional attentiveness;

      o     Accumulated technical knowledge and expertise;

      o     The performance, flexibility, and price of its products;

      o     Reputation for prompt and responsive contract performance; and

      o     Breadth of its product lines.

      The success of DataMetrics will largely depend upon its ability to leverage business within our existing customer base, establish new customers in both new and existing markets, and identify new program opportunities early enough to be in on the "ground floor".

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

      While management believes that the Company's trademarks and other proprietary know-how have significant value, changing technology and COTS (Commercial off-the-shelf) initiatives within the DoD, makes the Company's future success dependent principally upon its employees' technical competence and creative skills for continuing innovation.

DEFENSE INDUSTRY

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

      In Fiscal 2006, the Company's largest customers were the U.S. Government, Lockheed Martin Corp., and Raytheon Company. The loss of any one of these customers could have a material adverse impact on the Company's operations and financial condition. The Company believes that it has a good reputation with its customers for quality and delivery of its products and services.

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

SERVICE

      Pursuant to maintenance agreements, repair orders or warranty provisions, the Company generally services its printers with its own employees at its facility. The Company sells in-house, non-warranty repairs and maintenance service. For both military and commercial products, the Company's standard warranty period is one year, although longer warranty periods are available at customer request for an additional charge.

      The Company also sells spare parts and documentation, such as handbooks, operational manuals, schematics and other technical data to assist its customers in maintaining their own equipment.

BACKLOG

      The Company's backlog of funded orders not yet recognized as revenue at October 31, 2006 and October 31, 2005 was approximately $1,870,390 and $1,727,367 respectively. Seventy seven percent of the backlog at October 31, 2005 was realized during the fiscal year ending October 31, 2006. In fiscal year 2007, 100% of the backlog is estimated to be realized as revenue.


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


EMPLOYEES

      The Company employed 28 persons on a full-time basis as of October 31, 2006, compared to 34 persons on a full-time basis as of October 31, 2005. A union does not represent any of the Company's employees nor is the Company subject to a collective bargaining agreement. The Company considers relations with its employees to be good.


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

RECENT DEVELOPMENTS

      ISO Certification: In July 2006, DataMetrics successfully passed its audit and received its ISO 9001:2000 certification. The company is registered until July 2007 and management does not foresee any issues relating to the renewal thereof.

      The Company has generated much of the cash flow to sustain current operations through a combination of revenues from sales and from equity transactions. On December 30, 2005, the Company executed a major restructuring effort. As a result of the said restructuring, the majority of long term loans were either paid in full or converted into equity of DataMetrics Corporation.

      The details of the restructuring are described with the filing of the definitive information statement on Schedule 14C as filed with the Securities and Exchange Commission on March 2, 2006.

      On April 11, 2006, the Company effected a Stock combination through a 30:1 reverse stock split. Details of the split are described in the above referenced
Schedule 14C.

      As part of the restructuring, on December 30, 2005, SG DMTI, LLC ("SGD") purchased 500,000 shares of the Company's Series B Preferred Stock in exchange for the cancellation of an aggregate of $499,563 in principal and $467 in accrued interest on certain promissory notes (the "Notes") issued by the Company and held by SGD. DMTR LLC ("DMTR") converted debt owed to DMTR by the Company (which debt consisted of an aggregate principal amount of $2,900,000 and accrued, but unpaid interest on the unpaid principal amount) into common stock. The Company also issued SGD a warrant exercisable for 12,877,162 shares of Common Stock, representing 50% of the then issued and outstanding shares of common stock of the Company on a fully diluted basis, for a period of ten (10) years at an exercise price of $.01. These share issuances give effect to the subsequent one-for 30 reverse stock split.

      On December 30, 2005, the Company also issued SGD a secured promissory note in the principal amount of $500,000 (the "Secured Note"). The Secured Note accrues interest at a rate of ten (10%) percent per annum and matures on December 31, 2007 (original maturity date was December 31, 2006 but that date was subsequently extended). Accrued interest on the Secured Note shall be paid monthly commencing January 31, 2007. The Secured Note is secured by a first priority lien on all of the Company's assets, which lien was placed on the Company's assets at the time of issuance of the $200,000 note (the "Bridge Note"), which the Company previously issued to SGD on November 7, 2005. The Company used the proceeds of the Secured Note to (i) repay the Bridge Note and all accrued interest thereon, (ii) pay interest on the Notes exchanged for the Series B Preferred Stock, (iii) pay for certain expenses incurred in connection with the transactions with SGD and (iv) for general working capital.

      On August 23, 2006, the Company issued SGD 200,000 shares of Series B Preferred Stock for $200,000 under the Series B Preferred Stock and Warrant Purchase Agreement dated December 30, 2005. The proceeds were used for general working capital.

ITEM 2. PROPERTIES.

      The Company's operations are conducted from a 43,000 square foot manufacturing facility in Orlando Florida, which the Company purchased in December 1997. The Company consolidated all of its operations to this location in 2001. The property is adequately insured. Property taxes are approximately $29,500 per year.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None

PART II

ITEM 5. MARKET FOR DATAMETRICS' COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

      DataMetrics' Common Stock has been listed on the American Stock Exchange (Symbol "DC") from July 1998 through June 2000, at which time it became listed on Over The Counter Bulletin Board (Symbol "DMTI"). In March 2003, the Company's stock became quoted on the Pink Sheets. The Company anticipates re-listing its stock on the Over-the-Counter Bulletin Board in the near future.

      The closing numbers for each quarter were obtained from the Bloomberg System. The prices presented are bid prices which represent prices between broker-dealer and do not include retail markups and markdowns or any commission to the dealer. The prices may not reflect actual transactions.

      The high and low sales for the Common Stock are set forth in the following table.

Fiscal 2006           High                    Low
-----------          ------                  ------
October 31           $0.120                  $0.100
July 31              $0.100                  $0.100
April 30             $0.900                  $0.020
January 31           $0.990                  $0.450

Fiscal 2005           High                    Low
-----------          ------                  ------
October 31           $0.025                  $0.021
July 31              $0.025                  $0.021
April 30             $0.045                  $0.021
January 31           $0.080                  $0.030

Fiscal 2004           High                    Low
-----------          ------                  ------
October 31           $0.060                  $0.035
July 31              $0.055                  $0.030
April 30             $0.140                  $0.045
January 31           $0.090                  $0.020


      There were approximately 323 stockholders of record as of December 31, 2006. No cash dividends have been paid to Common Stockholders since the Company was founded, and the Company does not intend to do so in the foreseeable future.

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


RESULTS OF OPERATIONS

      Fiscal Year 2006 Compared With Fiscal Year 2005.

      Sales for the year ended October 31, 2006 were $3,204,000 an increase of $175,000 or 6% compared with sales of $3,029,000 in the prior fiscal year. Sales increased modestly in fiscal year 2006 compared to fiscal year 2005.


      Cost of sales for the year ended October 31, 2006 was $2,550,000 (80% of sales); an increase of $397,000 or 18% compared with $2,153,000 (71% of sales) for the prior fiscal year. Cost of sales increased compared to the same period in the prior fiscal year as a result of the corresponding increase in sales, and increased costs for material and labor in fiscal year 2006.

      Selling, General and Administrative (SG&A) expenses for the year ended October 31, 2006, were $1,564,000 (49% of sales) an increase of $129,000 or 9%, compared with $1,435,000 (47% of sales) for the same period in the prior fiscal year. While SG&A increased modestly, SG&A as a percentage of sales increased due largely to pay raises for employees.

      Net interest expense was $109,000 for the year ended October 31, 2006 compared with net interest expense of $447,000 for the prior year. The significant decrease in interest expense for the fiscal year ended October 31, 2006 compared to the same period of the prior year is attributable mainly to the corporate reorganization which occurred early in fiscal year 2006. As a result of the said reorganization, the majority of long term loans were either paid in full or converted into equity of DataMetrics Corporation.

      The net loss for the year ended October 31, 2006 amounted to $2,900,000 compared with a net loss of $583,000 for the prior fiscal year. While the Company's loss from operations increased compared with the same period in the prior fiscal year, due to salary and other expense increases, net loss for the current year is much larger. This large increase in net loss is due primarily to the effect of stock warrants issued to investors in connection with the reorganization that occurred in the first quarter of 2006. As a result of the said warrant issue, a loss valued at $2,186,000 was recorded.

      Management has determined that, based on the Company's historical losses from recurring operations, the Company will most likely not recognize its net deferred tax assets at October 31, 2006. Ultimate recognition of these tax assets is dependent, to some extent, on the future revenue levels and margins of the Company. It is the intention of management to assess the appropriate level for the valuation allowance each quarter.


LIQUIDITY AND CAPITAL RESOURCES

      The Company's principal capital requirements have been to fund working capital and the payment of long-term debt. The Company has relied primarily on internally generated funds, private placement proceeds, and subordinated debt to finance its operations. The Company has no material commitments for capital expenditures which would affect its liquidity.

      Net cash used in operations was $533,000 in 2006 and $847,000 was used in 2005. The change from 2005 to 2006 was primarily due to the impact of a non-recurring charge for forgiveness of payables.

      Net cash provided by investing activities in 2006 was $1,438,000 derived from the sale of the building. There was no investing activities in 2005.

      Net cash provided / (used) by financing activities were $(732,000) and $902,000 in 2006 and 2005, respectively. The change from 2005 to 2006 was primarily related to the refinancing of the Property located at 1717 Diplomacy Row, Orlando, FL., and the restructuring that took place on December 30, 2005 as described below.

      The Company has generated much of the cash flow to sustain current operations through a combination of revenues from sales, and from equity transactions. Based on its need to finance operations and growth, and in light of the fact that its debt precluded the Company from securing traditional financing, on December 30, 2005, the Company executed a major restructuring effort. While the Company pursued many different options for its reduction of debt and the infusion of new capital, only one option provided it with a viable offering. As a result of the restructuring, the majority of long term loans were either paid in full or converted into equity of DataMetrics Corporation.

      As part of the restructuring, on December 30, 2005, SG DMTI, LLC ("SGD") purchased 500,000 shares of the Company's Series B Preferred Stock in exchange for the cancellation of an aggregate of $499,563 in principal and $467 in accrued interest on certain promissory notes (the "Notes") issued by the Company and held by SGD. The Company also issued SGD a warrant exercisable for 50% of the then issued and outstanding shares of common stock of the Company on a fully diluted basis for a period of ten (10) years at an exercise price of $.01 (before giving effect to the one-for 30 reverse stock split).

      On December 30, 2005, the Company also issued SGD a secured promissory note in the principal amount of $500,000 (the "Secured Note"). The Secured Note accrues interest at a rate of ten (10%) percent per annum and matures on December 31, 2007 (original maturity date was December 31, 2006 but that date was subsequently extended. Accrued interest on the Secured Note shall be paid monthly commencing January 31, 2007. The Secured Note is secured by a first priority lien on all of the Company's assets, which lien was placed on the Company's assets at the time of issuance of the $200,000 note (the "Bridge Note"), which the Company previously issued to SGD on November 7, 2005. The Company used the proceeds of the Secured Note to (i) repay the Bridge Note and all accrued interest thereon, (ii) pay interest on the Notes exchanged for the Series B Preferred Stock, (iii) pay for certain expenses incurred in connection with the transactions with SGD and (iv) for general working capital.

      The restructuring effected on December 30, 2005, included the conversion by DMTR LLC ("DMTR") of all of the outstanding debt owed to DMTR by the Company (which debt consisted of an aggregate principal amount of $2,900,000 and accrued, but unpaid interest on the unpaid principal amount) into common stock. The Company and the holders of the Company's issued and outstanding 892,652 shares of Series A Preferred Stock, representing all of the issued and outstanding shares of Series A Preferred Stock of the Company, converted such shares into 1,631,574 shares of common stock of the Company, after giving effect to the subsequent reverse stock split.

      On April 11, 2006, the Company effected a Stock combination through a 30:1 reverse stock split.

      On August 23, 2006, the Company issued SGD 200,000 shares of Series B Preferred Stock for $200,000. On December 6, 2006, the Company issued SGD 300,000 shares of Series B Preferred Stock for $300,000, which represent the final shares of Series B Preferred Stock issuable under the Series B Preferred Stock and Warrant Purchase Agreement dated December 30, 2005. The proceeds were used for general working capital.

         Even though the Company has incurred losses over the past several years, both the working capital and accumulated deficits have improved as a result of actions Management has taken to ensure the Company will continue as a going concern, particularly the sale-leaseback of the Company's property and the restructuring in December 2005. The Company is now in a position where its current assets are greater than current liabilities indicating better management of working capital. In addition, the Company has a backlog of $1,870,000 at October 31, 2006. The Company is dependent upon its sales to fund its operating cash requirements. The Company believes that SGD, the holder of the Secured Debt, all of the outstanding Series B Preferred Stock and the warrant exercisable for 52% of the Company's outstanding common stock is willing to provide the financial resources to properly finance the growth of the Company. Based on the past investments made by SGD, Management believes SG DMTI to be a long term investor willing to provide financial resources in the event of shortfalls while the Company invests in new products and infrastructure. Consequently, Management believes that these actions will enable the Company to continue as a going concern through October 31, 2007.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      NONE


ITEM 8A. CONTROLS AND PROCEDURES.

      (a) Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our principal executive and financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) or Rule 15d-15(e) under the U.S. Securities Exchange Act of 1934, as amended) within 90 days of the filing date of this annual report and, based on their evaluation, our principal executive and financial officer have concluded that these controls and procedures are working. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Name                     Age        Title
----------------         ---        --------------------------------------------
Daniel Bertram            46        Chief Executive Officer, Director
Gary Herman               42        Chairman, Director
Michael Rapisand          47        Director
Thomas Leonardis          63        Director
Seth Lukash               61        Director
Edward Kroning*           46        Secretary, Chief Financial Officer (interim)

* On February 2, 2007 Edward Kroning was named interim Chief Financial Officer

BUSINESS EXPERIENCE

      Daniel Bertram is the President/Chief Executive Officer. Mr. Bertram became President/CEO and a Director of the Company in June 2001 after serving as Vice President for Marketing and Sales since March 2001. Mr. Bertram was a principal of Conesys, Inc. from 1998 through February 2001. From 1997 through 1998 he was a principal of The Bertram Co., a consulting firm. He served as Vice President for Sales and Customer Support for Staefa Control System (now a Siemens Company) from 1991 to 1996. Prior to his work at Staefa, he served as Regional Distribution Manager for Telemecanique/Square D, a U.S. subsidiary of Groupe Schneider, France, a global leader in Industrial Automation Systems and Components, where he grew its representative network in 13 western states. He was also Northeast Regional Marketing Manager for Leroy-Somer, Inc. (now a division of Emerson Electric). Mr. Bertram holds a Master of Arts in Psychology from Pepperdine University and a Bachelor of Arts from Marquette University.

      Gary Herman has been the Chairman of the Board since May 2005 and a director of the Company since August 2000. From August 2000 to May 2005 he was also the company's Corporate Secretary. He is a Managing Member of Galloway Capital Management, LLC, as well as a Managing Director of Arcadia Securities, LLC., a New York based broker-dealer. Prior to this, he was an Associate Managing Director of Burnham Securities Inc., a New York based investment bank. Prior to joining Burnham, Mr. Herman was a managing partner of The Kingshill Group, Inc., a merchant banking firm with offices in New York and Tokyo from 1993 to 1997. He is currently the chairman of the Board and Chief Executive Officer of Digital Creative Development Corporation as well as director of Shells Seafood Restaurants, Inc. He is a graduate of the State University of New York at Albany.

      Michael Rapisand has been a director since October 2006. He has been the Chief Financial Officer and Secretary of Xplore Technologies since August 2004. From 2002 through 2004, Mr. Rapisand was the Chief Financial Officer of TippingPoint Technologies, Inc, a publicly traded (NasdaqNM: TPTI) network-based security hardware manufacturer emerging from development stage with initial sales. From 2001 through 2002 he was Chief Financial Officer and Vice President of Thinkwell Corporation, where he was responsible for finance, manufacturing and order fulfillment activities of a private, development stage publisher of multi-media college textbook material. From 1999 through 2001, he was a Finance Director at DellWare a division of Dell Corporation. Mr. Rapisand has also worked for PepsiCo, Inc. and KPMG. He graduated with honors from the University of Texas at Austin, with a B.B.A in Accounting in December 1981 and is an active Certified Public Accountant in the State of Texas.

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

      Seth Lukash has been a director since February 2007. Mr. Lukash has been CEO and a consultant to Food Automation Service Techniques, Inc. and Smart Commercial Kitchen, a manufacturer of appliance controls exclusively for the foodservice industry, since 2002. From 2001 thru July 2002, Mr. Lukash served as President and Chief Executive Officer of Progressive Software Inc., a designer and developer of software for the specialty retail and restaurant industries. From 1985 through 2001, Mr. Lukash served as President and Chief Executive Officer of Tridex Corporation. Mr. Lukash is currently on the Board of Directors of Food Automation Service Techniques, Inc. and Tridex Corporation. Mr. Lukash received a B.A. in Finance from the University of Miami in 1968.

      Edward Kroning, Corporate Secretary, interim Chief Financial Officer, and Operations Leader. Mr. Kroning became Secretary in 2005 after joining DataMetrics in 1998. A graduate of the University of Central Florida, Mr. Kroning came to DataMetrics(TM) with over 14 years of experience in purchasing, inventory and material and production planning. Prior to his arrival at DataMetrics(TM), he was Director of Material and Planning at Tri-Tech Electronics, Inc., an industry leader in custom and build to print military and commercial interconnect systems.

      The audit committee of the Company is comprised of Thomas Leonardis and Michael Rapisand. Mr. Rapisand was appointed Chairman of the Audit Committee at the Board of Directors meeting in October of 2006. All Directors attended all of the Board of Director meetings in 2006.

      The compensation committee of the Company is comprised of Seth Lukash and Tom Leonardis. Mr. Lukash was appointed Chairman of the Compensation Committee at the Board of Directors meeting in February of 2007.


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

CODE OF ETHICS

      The Code of Ethics is filed with the SEC as Exhibit 21.2. A copy of the Code of Ethics is available upon request, free of charge.


ITEM 10. EXECUTIVE COMPENSATION

      The following table shows, for the fiscal year ended October 31, 2006, the compensation earned by the current Chief Executive Officer of the Company.


                          SUMMARY COMPENSATION SCHEDULE
                               ANNUAL COMPENSATION

                                                       Long Term Compensation
                                                   ----------------------------
                                                       Awards                                    Payouts
                                                    ------------                                  ------
                                                                                  Securities
                                                                                  Underlying
Name and                                               Other        Restricted    Options and     LTIP **        All
Principal           Fiscal         Base                Annual      Stock Awards    Warrants       Payouts       Other
Position             Year         Salary    Bonus   Compensation        ($)           (#)           ($)      Compensation
---------           ------       --------   -----   ------------   ------------   -----------     -------    ------------
Daniel Bertram       2006        $148,320      --    $  7,200(3)   $  25,000(7)            --          --            --(4)
(1)(2)
(1)(2)

Daniel Bertram       2005        $144,000      --    $  7,200(3)          --               --          --            --(4)
(1)(2)
(1)(2)

Daniel Bertram       2004        $144,000      --    $ 14,400(3)          --               --          --            --(4)
(1)(2)
(1)(2)

Daniel Bertram       2003        $144,000      --    $ 14,400(3)     $ 7,244(5)            --          --            --(4)
(1)(2)                                                               $30,926(6)
(1)(2)


**LTIP means any plan providing compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year.

(1)   Hired March 2001.
(2)   Promoted to CEO, June 2001.
(3)   Rent and car allowances.
(4)   Bonus.
(5)   Stock Bonus of 241,455 shares at $.03 per share in May of 2003
(6)   Stock Bonus of 2,061,765 shares at $.015 per share issued May 31, 2003
(7)   Stock Bonus of 250,000 shares at $.10 per share in June of 2006

              AGGREGATED OPTION/SAR* EXERCISES IN LAST FISCAL YEAR
                          AND FY END OPTION/SAR VALUES

                                                Number of Exercisable
                 Shares                         Securities Underlying     Value of Unexercised
                 Acquired on    Value           Unexercised Options at    In-the-money Options
Name             Exercise       Realized               FY-End            At FY-End Exercisable
------------     ------------   --------------  ----------------------   ---------------------
Daniel Bertram   None           Not Applicable           5,000                     0


DIRECTOR COMPENSATION

      DataMetrics pays each Independent Director $1,000 per fiscal quarter. The Board has periodically approved special compensation to Directors as services are performed. In that regard, Gary Herman and Daniel Bertram each received 250,000 shares valued at $0.10 per share on June 14, 2006 for their work in the company's restructuring.

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


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTER

      The following table sets forth, as of November 17, 2006 the number and percentage of shares of the Company's Common Stock owned beneficially, by class and on a combined basis, by (i) each current director, (ii) each executive officer, (iii) all executive officers and directors as a group, and (iv) each person who is known by us to own beneficially more than 5% of our Common Stock. The table has been adjusted to reflect the one for 30 reverse split that was effective April 11, 2006.

      Except as otherwise indicated, the beneficial owners listed in the table have sole voting and investment powers with respect to the shares. The table below refers only to common stock.

Executive Officers & Directors           Number of Shares     Percent of Shares
Name of Beneficial Owner                Beneficially Owned    Beneficially Owned
------------------------------         -------------------    ------------------

Daniel Bertram                 (2)            626,774              2.43%
                               (5)
Gary Herman                    (2)(3)         494,000              1.92%
                               (5)
Ed Kroning                     (2)            183,535              0.71%
                               (4)
Michael Rapisand               (2)            100,000              0.38%
                               (6)
Thomas Leonardis               (2)            100,000              0.38%
                               (6)
Seth Lukash                    (2)            100,000              0.38%
                               (7)

All Executive Officers
& Directors as a Group                      1,604,309              6.20%
                                       ===================




Beneficial Owners of
More Than 5%
------------------------------

SG DMTI Capital, LLC           (1)         12,877,162             52.66%
Estate of John Rosenthal                    1,541,584              6.30%
Europa International Inc.                   1,505,601              6.16%
Goren Bros. LP                              1,589,792              6.50%
NTS Financial Services Ltd.                 1,240,344              5.07%
Philip P. Sassower CRAT                     1,588,556              6.50%
Triad Construction Concepts                 1,473,372              6.02%
                                       -------------------
Total Beneficial Owners of
More Than 5%                               21,816,411
                                       ===================

Notes:


(1) Giving effect to the post-split Warrant for 12,877,162 post-split shares, the shareholder would own 50% of the common stock of the Company.

(2) The address of each of these persons is c/o Datametrics Corporation, 1717 Diplomacy Row, Orlando, Florida 32809.

(3) Includes 4,000 post-split shares of common stock issued to Digital Creative Development Corporation, of which Mr. Herman is Chairman and Chief Executive Officer.

(4) Includes 486 post-split shares of common stock jointly owned with Karen Kroning.

(5) Includes 250,000 post-split shares issued each to Daniel Bertram and Gary Herman on June 14, 2006.

(6) Includes stock options issued to Tom Leonardis and Michael Rapisand for 100,000 shares each of DataMetrics common stock on October 12, 2006.

(7) Includes stock options issued to Seth Lukash for 100,000 shares of DataMetrics common stock on February 8, 2007.


SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS:

                  Number of                              Number of Securities
                  Securities to    Weighted-Average      remaining available
Compensation      be issued upon   exercise price of     for future issuance
Plan              Exercise of      outstanding Options,  under equity compen-
Category           options         Warrants and rights      sation plans.
---------------   ---------------  --------------------  --------------------

Approved by
Shareholders      2,027,500              $0.10                 972,500

Not approved
By Shareholders     None                  None                  None

      The Company does not know of any arrangements that may result in a change in control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      In December 2005, DMTR LLC ("DMTR") converted all of the outstanding debt owed to DMTR by the Company (which debt consisted of an aggregate principal amount of $2,900,000 and accrued, but unpaid interest on the unpaid principal amount) into 8,939,249 shares of common stock (post reverse split). DMTR LLC subsequently distributed these shares to its six members, each of whom now own between 5.5% and 6.5% of the issued and outstanding shares of the Company as reported under "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

      SGD acquired the Company's real property in Orlando for $1,500,000 effective November 1, 2005. SGD and the Company entered into a five-year triple net lease with an annual rent obligation of approximately $150,000. The sale-leaseback of the Company's property was part of a restructuring of the Company's capital structure. Such restructuring in December 2005 with SGD and other affiliated parties are described under "Business - Recent Developments" and under "Managements Discussion and Analysis of Financial Condition and Results of Operations."


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

10.36 Consent Agreement between DMTR LLC and Commerce Bank, N.A. dated as of December 30, 2005. (incorporated by reference to the Registrant's Form 8-K filed on January 17, 2006)

10.37       Addendum to Common Stock Purchase Warrant dated as of February 8,
            2007.

10.38       Allonge to Note dated as of February 8, 2007.

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

21.1        List of Subsidiaries.

21.2        DataMetrics Corporation Code of Ethics (incorporated by reference to
            Exhibit 21.2 on the Registrant's Form 10-K filed on September 30,
            2005).

31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Daniel Bertram.

31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Edward Kroning.

32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

99.9 Press Release (incorporated by reference to Exhibit 99.1 to Registrant's Form 8-K filed on August 18, 2000).

99.10 Press Release (incorporated by reference to Exhibit 99.2 to Registrant's Form 8-K filed on August 18, 2000).

99.11 Certification of Daniel Bertram, Chief Executive Officer, under the Sarbanes-Oxley Act of 2002 dated February 12, 2007.

99.12 Certification of Edward Kroning, Chief Financial Officer, under the Sarbanes-Oxley Act of 2002 dated February 12, 2007.

(b) Reports on Form 8-K - None ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

      The following table represents the aggregate fees billed for professional audit services rendered to the Company by Davis Monk & Co. for the audit of the Company's annual financial statements during the 2 years ended October 31, 2006 and 2005, and all fees billed for other services by Davis Monk & Co. during those periods:

Year Ended October 31,                                 2006             2005
---------------------------------                    --------         -------
Audit fees (1)                                       $114,597         $55,465
Audit Related Fees (1)                                   None            None
Tax fees (2)                                         $ 11,685         $ 4,280
All other fees (3)                                       None            None
Total Accounting Fees and Services                   $126,282         $59,745

(1) AUDIT FEES. These are fees for professional services for the audit of the Company's annual financial statements, and for the review of the financial statements included in the Company's filings on Form 10Q and for services that are normally provided in connection with statutory and regulatory filings or engagements, including late filings for previous years.

(2) TAX FEES. These are fees for professional services with respect to tax compliance, tax advice, and tax planning.

(3) ALL OTHER FEES. These are fees for permissible work that does not fall within any of the other fee categories, i.e., Audit Fees or Tax Fees.

PRE-APPROVAL POLICY FOR AUDIT SERVICES

      The Company's Audit Committee has responsibility for the approval of all audit and non-audit services before the Company engages an accountant. All of the services rendered to the Company by Davis Monk & Co. for the fiscal years ended October 31, 2006 and 2005 were pre-approved by the Audit Committee before the engagement of the auditors for such services. The Company and the Audit Committee are working with the Company's legal counsel to establish formal pre-approval policies and procedures for all future engagements of the Company's accountants. The Company's pre-approval policy will expressly provide for the annual pre-approval of all audits, audit-related and all non-audit services proposed to be rendered by the independent auditor for the fiscal year, as specifically described in the auditor's engagement letter, such annual pre-approval to be performed by the Audit Committee.

              FINANCIAL STATEMENTS AND INDEPENDENT AUDITORS REPORT
                     DATAMETRICS CORPORATION AND SUBSIDIARY
                            OCTOBER 31, 2006 AND 2005


                                TABLE OF CONTENTS
                                                                            Page
                                                                           -----
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                      35

CONSOLIDATED BALANCE SHEETS                                                  36

CONSOLIDATED STATEMENTS OF OPERATIONS                                        37

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT                             38

CONSOLIDATED STATEMENTS OF CASH FLOWS                                      39-40

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS                             41-50

             Report of Independent Registered Public Accounting Firm


To the Audit Committee, Board of Directors and Stockholders
DataMetrics Corporation and Subsidiary
Orlando, Florida


We have audited the accompanying consolidated balance sheets of DataMetrics Corporation and Subsidiary as of October 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years ended October 31, 2006 and October 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DataMetrics Corporation and Subsidiary as of October 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the financial statements, the Company has incurred losses over the past several years and has accumulated and working capital deficits. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters are also described in Note 13. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Davis, Monk & Company
- -------------------------
DAVIS, MONK & COMPANY

November 17, 2006
(except for Note 15, as to
which the date is February 10, 2007)
Gainesville, Florida

                           Consolidated Balance Sheets
                      October 31, 2006 and October 31, 2005
                     DataMetrics Corporation and Subsidiary
                                 (in thousands)

                                                                                         2006        2005
                                                                                       --------    --------
                                     ASSETS
CURRENT ASSETS
           Cash                                                                        $    319    $    146
           Accounts Receivable (Net of Allowance for Doubtful Accounts
               of $0 for 2006 and 2005)                                                      80         270
           Inventory (Net of Allowance for Obsolete Inventory of $6,070
               for 2006 and 2005)                                                           705         907
           Other Current Assets                                                              43          94
                                                                                       --------    --------
TOTAL CURRENT ASSETS                                                                      1,147       1,417
                                                                                       --------    --------

PROPERTY AND EQUIPMENT
           Building and Improvements                                                         --       1,112
           Furniture, Fixtures and Computer Equipment                                     1,197       1,195
           Machinery and Equipment                                                          555         547
           Land                                                                              --         420
                                                                                       --------    --------
TOTAL PROPERTY AND EQUIPMENT                                                              1,752       3,274

Less: Accumulated Depreciation                                                           (1,745)     (2,011)
                                                                                       --------    --------

NET PROPERTY AND EQUIPMENT                                                                    7       1,263
                                                                                       --------    --------

TOTAL ASSETS                                                                           $  1,154    $  2,680
                                                                                       ========    ========

                      LIABILITIES AND STOCKHOLDERS DEFICIT

CURRENT LIABILITIES
           Accounts Payable                                                            $    283    $    492
           Accrued Expenses                                                                 356         677
           Warranty Reserve                                                                  40          40
           Notes and Advances Payable - Related Parties                                      --       1,712
           Short-Term Debt                                                                  141       3,041
                                                                                       --------    --------
TOTAL CURRENT LIABILITIES                                                                   820       5,962

LONG TERM LIABILITIES
           Notes and Advances Payable - Related Parties                                     500          --
                                                                                       --------    --------
TOTAL LIABILITIES                                                                         1,320       5,962
                                                                                       --------    --------

STOCKHOLDERS' DEFICIT
           Series A Preferred Stock -
             $1,339 Aggregate Liquidation Preference                                         --           9
           Series B Preferred Stock -
             $1,050 Aggregate Liquidation Preference                                          7          --
           Common Stock                                                                     114          11
           Additional Paid In Capital                                                    64,367      58,452
           Accumulated Deficit                                                          (64,654)    (61,754)
                                                                                       --------    --------
TOTAL STOCKHOLDERS' DEFICIT                                                                (166)     (3,282)
                                                                                       --------    --------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                            $  1,154    $  2,680
                                                                                       ========    ========


The accompanying "Notes to Consolidated Financial Statements" form an integral part of these statements.

                      Consolidated Statements of Operations
                  For the years ended October 31, 2006 and 2005
                     DataMetrics Corporation and Subsidiary
                      (in thousands, except per share data)


                                                     2006       2005
                                                   --------   --------
SALES                                              $  3,204   $  3,029

COST OF SALES
           Purchases, manufacturing and overhead      2,550      2,153
                                                   --------   --------

GROSS PROFIT                                            654        876

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES          1,564      1,435
                                                   --------   --------

OPERATING LOSS                                         (910)      (559)
                                                   --------   --------

OTHER INCOME (EXPENSE)
           Restructuring Expense                     (2,186)        --
           Interest expense                            (109)      (447)
           Inventory Adjustment to Market                --        (64)
           Directors Compensation                       (54)        --
           Forgiveness of Payables                       80        487
           Other Income                                 279         --
                                                   --------   --------

TOTAL OTHER EXPENSE                                 (-1,990)       (24)
                                                   --------   --------

LOSS BEFORE PROVISION FOR INCOME TAXES               (2,900)      (583)

PROVISION FOR INCOME TAXES                              --         --
                                                   --------   --------

NET LOSS                                           $ (2,900)  $   (583)
                                                   ========   ========

LOSS PER SHARE ON COMMON STOCK, BASIC
           AND DILUTED                             $(0.3072)  $(0.5449)
                                                   ========   ========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
           OUTSTANDING, BASIC AND DILUTED             9,441      1,070
                                                   ========   ========


The accompanying "Notes to Consolidated Financial Statements" form an integral part of these statements.

                Consolidated Statements of Stockholders' Deficit
                  For the years ended October 31, 2006 and 2005
                     DataMetrics Corporation and Subsidiary
                        (in thousands, except share data)

                                   Common Stock          Ser. A Preferred      Ser. B Preferred                            Total
                              ---------------------  ---------------------- ----------------------   Add'l                 Stock
                                Number      Dollar     Number       Dollar   Number      Dollar     Paid-In      Accum     holders
                               of Shares    Amount    of Shares     Amount  of Shares    Amount     Capital     Deficit    Deficit
                              ----------  ---------  -----------  --------- ---------  -----------  ---------  ---------  ---------

Balances at October 31, 2004   1,070,403  $      11      892,652  $       9        --  $        --  $  58,452  $ (61,171) $  (2,699)
Net Loss                                                                                                            (583)      (583)
                              ----------  ---------  -----------  --------- ---------- -----------  ---------  ---------  ---------
Balances at Oct. 31, 2005      1,070,403  $      11      892,652  $       9        --  $        --  $  58,452  $ (61,754) $  (3,282)

Conversion of DMTR loan
  of $2.9 million plus
  accrued interest             8,157,872         82                                                     2,998                 3,080

Conversion of Series A
  Preferred into
  Common Stock                 1,631,574         16     (892,652)        (9)                               (7)                   --

Conversion of 12% Bridge
  loan into Series B
  Preferred Stock                                                             500,000            5        495                   500

Warrants for the purchase
  of 12,877,162 shares
  of Common Stock                                                                                       2,186                 2,186

Issuance of Common Stock
  to officers & directors        500,000          5                                                        45                    50

Issuance of Series B
  Preferred Stock                                                             200,000            2        198                   200

Net Loss                                                                                                          (2,900)    (2,900)
                              ----------  ---------  -----------  --------- ---------  -----------  ---------  ---------  ---------
Balances at Oct. 31, 2006     11,359,849  $     114           --  $      --   700,000  $         7  $  64,367  $ (64,654) $    (166)
                              ==========  =========  ===========  ========= =========  ===========  =========  =========  =========





The accompanying "Notes to Consolidated Financial Statements" form an integral part of these statements.

                      Consolidated Statements of Cash Flows
                  For the years ended October 31, 2006 and 2005
                     DataMetrics Corporation and Subsidiary
                                 (in thousands)

                                                                                     2006       2005
                                                                                   -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES
         Net Loss                                                                  $(2,900)   $  (583)
         Adjustments to Reconcile Net Loss to Net Cash Used
                in Operating Activities:
             Gain on Sale of Building                                                 (216)        --
             Depreciation                                                                4         55
             Write Down of Inventory                                                    --         64
             Expenses Paid with Equity Instruments                                     249         30
             Warrants Issued to Investors during restructuring                       2,186         --
             Amortization of Refinancing Costs                                          --        155
             Forgiveness of Payables                                                    --       (487)
             Directors Fee Paid with Common Stock                                       50         --
         Changes in Assets and Liabilities:
             Accounts Receivable                                                       190        397
             Inventories                                                               202       (474)
             Prepaid Expenses and Other Current Assets                                  51        (54)
             Accounts Payable                                                         (209)       (65)
             Accrued Expenses                                                         (140)       280
             Other Current Liabilities                                                  --        (20)
             Deferred Revenue                                                           --       (145)
                                                                                   -------    -------
NET CASH USED IN OPERATING ACTIVITIES                                                 (533)      (847)
                                                                                   -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES
         Proceeds from Sale of Building                                              1,445         --
         Capital Expenditures for Equipment                                             (7)        --
                                                                                   -------    -------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                            1,438         --
                                                                                   -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES
         Proceeds from Issuance of Series B Preferred Stock                            200         --
         Proceeds from Notes Payable - Related Party                                   248        931
         Payments on Long-Term Debt                                                 (1,180)       (29)
                                                                                   -------    -------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                      (732)       902
                                                                                   -------    -------
NET INCREASE IN CASH                                                                   173         55
CASH, BEGINNING OF YEAR                                                                146         91
                                                                                   -------    -------
CASH, END OF YEAR                                                                  $   319    $   146
                                                                                   =======    =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION Cash Paid During the Year for:
             Interest                                                              $    72    $   100
             Income Taxes                                                          $    --    $    --
         Noncash Investing and Financing Activities:
             Mortgage Payable Paid by Loan From Related Party                      $   751
             Expense Paid by Advance From Related Party                            $    --    $    30
             Restructuring Expenses Associated with Issuing Stock Warrants         $ 2,186    $    --
             Conversion of Long Term Debt and Related Accrued
                Interest into Common Stock                                         $ 3,081    $    --
             Conversion of Long Term Debt and Related Accrued
                Interest into Series B Preferred Stock                             $   500    $    --
             Conversion of Series A Preferred Stock into Common Stock              $   489    $    --
             Expenses Paid with the Issuance of Notes Payable                      $   249    $    --
             Payment of Short Term Bridge Loan by Issuing New Note Payable         $   200    $    --
             Forgiveness of Debt as part of the Sale of Building                   $    30    $    --
             Payment of Director's Fees by Issuing Common Stock                    $    50    $    --

The accompanying "Notes to Consolidated Financial Statements" form an integral part of these statements.

                   Notes to Consolidated Financial Statements
                            October 31, 2006 and 2005
                     DataMetrics Corporation and Subsidiary


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

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the following estimated useful lives:

                Building and improvements                         39 years
                Furniture, fixtures and computer equipment      3 to 8 years
                Machinery and equipment                         3 to 8 years

                   Notes to Consolidated Financial Statements
                            October 31, 2006 and 2005
                     DataMetrics Corporation and Subsidiary


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Basic and Diluted Net Loss per Common Share

Basic and diluted net loss per share are computed using the weighted-average number of shares of common stock outstanding during the period. Potentially dilutive securities have been excluded from the computation of diluted earnings per share, as their effect is antidilutive. If the Company had reported net income, diluted earnings per share would have included the shares used in the computation of net loss per share plus common equivalent shares related to 12,935,000 and 57,498 outstanding options and warrants for the fiscal years 2006 and 2005 respectively.


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

Reverse Stock Split

In 2006, the Company authorized and executed a 1 for 30 reverse stock split on all outstanding shares of common stock. For comparison purposes, all information pertaining to common stock, related options and warrants and per share amounts for 2005 has been restated to reflect the reverse split.

                   Notes to Consolidated Financial Statements
                            October 31, 2006 and 2005
                     DataMetrics Corporation and Subsidiary


Shipping and Handling Charges

The Company reports shipping and handling fees charged to customers as part of net sales and the associated expense as part of cost of sales.

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


NOTE 2 - ACQUISITION OF SUBSIDIARY

In 2001, DataMetrics Corporation formed Peripheral Equipment Acquisition Corporation (PEAC) to acquire 100% of the stock of Peripheral Equipment Corporation. PEAC changed its name to Peripheral Equipment Corporation following the merger of Peripheral Equipment Corporation into PEAC. Peripheral Equipment Corporation has been inactive since 2002. Consequently, no income or expense from this subsidiary is reported for the years ended October 31, 2006 and 2005.


NOTE 3 - INVENTORIES

Inventories consist of the following:

                                           000's
                                     -----------------
                                     FY 2006   FY 2005
                                     -------   -------
Inventories consist of the following:
(in thousands)

Inventory Parts and sub-assemblies       599       588
Work in Process                          106       383
Finished Goods                            --        --
Obsolete Inventory                     6,070     6,006
                                     -------   -------
Total Inventory                        6,775     6,977
Adjustment for Market Value           (6,070)   (6,070)
                                     -------   -------
Net Inventory                            705       907
                                     =======   =======


Inventory parts and sub-assemblies consist primarily of materials used by the Company for existing and anticipated contracts and materials and finished assemblies, which are held to satisfy spare parts requirements of the Company's customers.

                   Notes to Consolidated Financial Statements
                            October 31, 2006 and 2005
                     DataMetrics Corporation and Subsidiary


NOTE 4 - WARRANTY RESERVES

The Company provides an accrual for future warranty costs at the time of revenue recognition based upon the relationship of prior year sales to actual warranty costs. The warranty for the Company's products generally covers defects in material and workmanship.

The table below outlines warranty accruals and related costs for the fiscal years ending October 31, 2006 and 2005 respectively.

                                            $000's
                                         ------------
                                         2006    2005
                                         ----    ----
Warranty Reserves, Beginning of Year      40      40
Warranty Expense                          10      10
                                         ----    ----
                                          50      50
Warranty Payments                         10      10
                                         ----    ----
Warranty Reserves, End of Year            40      40
                                         ====    ====


NOTE 5 - SHORT-TERM DEBT

Short-term debt at October 31, 2006 and 2005 consists of the following:

                                                                 000s
                                                            --------------
                                                            2006      2005
                                                            ----     -----
In December 1998, the Company closed a
private placement of approximately $3.45
million of 10% Subordinated Notes
originally due in December 2000.
Negotiations for settlement of this debt
are ongoing. The Notes are unsecured and
callable under certain conditions.                           141       141

In January 2001, the Company executed
loan documents with DMTR, LLC, a related
party whose partners are major
stockholders and members of the Board of
Directors of the Company. The loan,
secured by all assets of the Company,
accrues interest (payable monthly) at
the base rate of Citibank N.A. plus 100
basis points. The principal and
remaining interest were due in January
2003.                                                         --     2,900
                                                            ----     -----
   Total Short-Term Debt                                     141     3,041

                   Notes to Consolidated Financial Statements
                            October 31, 2006 and 2005
                     DataMetrics Corporation and Subsidiary



NOTE 6 - NOTES AND ADVANCES PAYABLE - RELATED PARTIES


Notes and Advances Payable - Related Parties at October 31, 2006 and 2005 consist of the following:

                                                                 $000's
                                                         ---------------------
                                                         2006            2005
                                                         ----           ------
Advances from investors, structured to mature 30
days after advance with interest rates ranging
from 10 - 12%, collateralized by all assets of the
Company, subordinate to the rights of other
holders of long-term debt.                                 --            1,712


Notes Payable to investors; interest expense at
10% is paid monthly commencing January 31, 2007;
principal and unpaid interest is due in full in
December 2007. The note is secured by a first
priority lien on all Company assets.                      500               --
                                                         ----           ------
Total                                                    $500           $1,712
                                                         ====           ======


NOTE 7 - COMMON STOCK

Relevant information for the Company's common stock as of October 31, 2006 and 2005 is as follows:

                                                         000's except
                                                          par value
                                                     -------------------
                                                      2006        2005
                                                     ------      -------
Par Value per share                                     .01          .01
Authorized                                           70,000      800,000
Issued                                               11,360        1,070
Outstanding                                          11,360        1,070

Shares of Common Stock have been adjusted retroactively to reflect the reverse stock split that occurred in April 2006. In addition to the split, the stockholders approved an amendment to the Company's Certificate of Incorporation to decrease the number of authorized shares of common stock to 70,000,000.

NOTE 8 - PREFERRED STOCK

The Company had 700,000 shares of Series `B' Preferred Stock with a par value of $0.01 per share outstanding at October 31, 2006 (1,500,000 authorized). The stock has a cumulative dividend of 4% per annum. The Company had 892,652 shares of Series `A' Preferred Stock with a par value of $0.01 per share outstanding at October 31, 2005(1,500,000 authorized). The stock has a cumulative dividend of four percent per annum and is convertible into shares of the Company's common stock at $.06 per share.

As part of the restructuring on December 30, 2005, the Series `A' Preferred Stock was converted into Common Stock of the Company.

                   Notes to Consolidated Financial Statements
                            October 31, 2006 and 2005
                     DataMetrics Corporation and Subsidiary


NOTE 9 - STOCK BASED COMPENSATION

The Company periodically provides for the granting of options to employees, directors, and others as compensation for services rendered. The terms, including their exercise price and terms, are initiated solely at the discretion of the Board of Directors. These options generally vest over a three year period and shares are issued immediately with no restrictions upon exercise.

In 2006, the Board of Directors approved a Stock Incentive Plan to handle future awards of stock options and other equity instruments to employees, Board members, and key advisors performing services for the Company. The plan will be administered by the Board of Directors. All terms of future awards will be determined at issuance. The plan limits the number of shares of common stock that can be issued in connection with the awards to 12.5% of fully diluted common shares outstanding.

The fair value of the shares granted in 2006 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk free interest rate of 3 percent; dividend yield of 0%, expected life of 10 years, discount rate of 5.25% and volatility of 121%. No options or warrants were granted in fiscal year 2005.

A summary of the status of the Company's stock options as of October 31, 2006 and 2005, and changes during those years are presented below: This summary reflects the 1 for 30 reverse stock split that occurred in April 2006:

                                           2006                   2005
                                   --------------------   ---------------------
                                               Weighted                Weighted
                                                Average                Average
                                    Shares     Exercise    Shares      Exercise
                                     000s)      Price      (000s)       Price
                                   ---------   --------   ---------   ---------
Outstanding at Beginning of Year          58   $  39.30          58   $   39.30
Granted                            2,027,500   $   0.10           0          --
Exercised                                  0         --           0          --
Expired / Canceled                         0         --           0          --
Outstanding at the                 ---------   --------   ---------   ---------
     End of the Year               2,027,558   $   0.10          58   $   39.30
                                   =========   ========   =========   =========

                   Notes to Consolidated Financial Statements
                            October 31, 2006 and 2005
                     DataMetrics Corporation and Subsidiary



Significant option groups outstanding at October 31, 2006 and 2005 and related weighted average life information are as follows:

                                                           2005
                                                         Number
                              Weighted                 Outstanding   Weighted
                              Average                      and       Average
             2006 Number     Remaining                    Fully     Remaining
  Exercise   Outstanding    Contractual    Exercise    Exercisable  Contractual
   Price        (000s)      Life (YEARS)    Price         (000s)    Life (YEARS)
 ---------   -----------    -----------    --------    -----------  -----------
   $42.00          50           5.05        $42.00          50             .05
    30.00           5           0.61         30.00           5            1.61
     1.65           3           1.00          1.65           3            2.00
     0.10       2,027          10.00

                -----                                  -----------
Total
 Outstanding    2,085                      Total            58
                =====                                  ===========
Total
 Exercisable      258                                       58


Weighted Average exercise price per option for the years ended October 31, 2006 and 2005 is $0.10 and $39.30, respectively.

A summary and weighted average grant date fair value of options issued for which a vesting period applies is presented as follows:


                                          2006                    2005
                                  ----------------------   -------------------
                                               Weighted             Weighted
                                               Average               Average
                                   Shares     Grant Date   Shares   Grant Date
                                  (000's)     Fair Value   (000's)  Fair Value
                                  ------      ----------   ------   ----------
Nonvested at Beginning of Year         0        $  0.0       0           $0.0
Granted During the Year            1,827        $0.095       0           $0.0
Vested During the Year                 0        $  0.0       0           $0.0
Nonvested at End of Year           1,827        $0.095       0           $0.0

Total compensation costs related to nonvested awards not yet recognized were $174,000 at October 31, 2006. These costs will be recognized over a three year period. There were no unrecognized costs at October 31, 2005.

NOTE 10 - INCOME TAXES

A reconciliation between the Company's effective tax rate and the U.S. statutory rate is as follows:

                                                         (dollars in thousands)
                                                            2006      2005
                                                          --------   -------
Statutory rate applied to pre-tax Loss                    (1,154.3)  (232.41)

Increase in income taxes  resulting  from  permanent         871.6        --
difference - value of warrants

Change in valuation allowance                                282.7    232.41
               Net Income Tax Benefit                           -0-      -0-

                   Notes to Consolidated Financial Statements
                            October 31, 2006 and 2005
                     DataMetrics Corporation and Subsidiary

The primary components of the Company's deferred tax assets and liabilities are as follows:

                                                             000s
                                                     --------------------
                                                       2006        2005
                                                     --------    --------
Deferred Tax Assets:
Net Operating loss Carry-forwards                    $ 22,481    $ 22,197
 Accruals and Allowances, and Other Temporary
 Differences                                            3,340       3,342
                                                     --------    --------

Total Deferred Income Tax Asset                        25,821      25,539

Valuation Allowance for Deferred Income Tax Assets
                                                      (25,821)    (25,539)
                                                     --------    --------
Net Deferred Income Tax Assets                       $     --    $     --
                                                     ========    ========

Net operating loss carry-forwards of approximately $56 million for federal income tax purposes will expire at various times and in varying amounts between 2010 and 2023.



The provision for income taxes is comprised of the following

                                                 000s
                                       -----------------------
                                          2006          2005
                                       ----------      -------
Current:
     Federal                           $       --      $    --
     State                                     --           --

Deferred
     Federal                                 (241)        (196)
     State                                    (41)         (33)

Increase in Valuation  Allowance
                                              282          229
Net                                    $      -0-      $   -0-


The increase in the valuation allowance is provided against all deferred tax assets due to the uncertainty as to their future realization. Based upon management's judgment and the losses incurred by the Company, the valuation allowance represents 100% of the Company's net deferred income tax assets.

                   Notes to Consolidated Financial Statements
                            October 31, 2006 and 2005
                     DataMetrics Corporation and Subsidiary


NOTE 11 - CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Approximately 75% and 85% of the Company's sales during fiscal years 2006 and 2005, respectively, were to various U.S. government agencies under prime contracts or to prime contractors having sales to such agencies. Export sales to foreign customers amounted to $246,812 or 8% of total sales in fiscal year 2006. Export sales to foreign customers amounted to $356,848 or 12% of sales in fiscal year 2005. The Company's three largest customers accounted for 39%, 28% and 2% of the Company's sales for the fiscal year ended October 31, 2006. Its three largest customers accounted for 39%, 10% and 8% of the Company's sales for the fiscal year ended October 31, 2005. The Company's three largest customers accounted for 10%, 10% and 0% of account receivable in the fiscal year ended October 31, 2006. The Company's three largest customers accounted for 81%, 0% and 1% of account receivable at October 31, 2005.

The Company maintains its cash balances in one financial institution. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company had $228,000 and $159,000 in uninsured cash balance at October 31, 2006 and 2005, respectively.


NOTE 12 - RESTRUCTURING AND ISSUANCE OF WARRANTS

In 2005, the Company's Board of Directors approved a proposal from SG DMTI, LLC ("SGD"), an affiliated entity of two members of DMTR, LLC., who are also principal shareholders of the Company. Pursuant to the proposal, SGD acquired the Company's real property in Orlando for $1,500,000 effective November 1, 2005. SGD and the Company entered into a five-year triple net lease with an annual rent obligation of approximately $150,000. In addition, the Company consummated a series of other transactions, including reaching an agreement with the holders of certain long-term debt and the holders of the Series A Preferred Stock, to convert those debt and equity securities plus related accrued interest expense into shares of common stock. The Company also issued Series B Preferred Stock to other holders of long-term debt in exchange for canceling that debt. The net effect of this restructuring was the elimination of approximately $4.8 million of long-term debt, notes payable and accrued interest and $250,000 of accounts payable and other accrued expenses reported in the financial statements during the year ended October 31, 2006. Additionally, the Company issued Warrants to SGD to purchase 12,877,162 shares of common stock at $0.30 per share. The Warrants expire in 10 years and were 100% vested upon issuance. The value and costs of these Warrants were $2,186,000 and are reported as Other Expense on the Consolidated Statement of Operations.

The warrants issued have been valued separately at fair value using the Black-Scholes methodology. The fair value calculations relating to the warrants assumed a volatility of approximately 121%, a life of 10 years, no dividends and a discount rate of 5.25%.

NOTE 13 - GOING CONCERN

At October 31, 2006, the Company had a working capital deficit $173,000 and total stockholders' deficit of $166,000 compared with a working capital deficit of $4,545,000 and total stockholders' deficit of $3,282,000 in the prior year. Even though the Company has incurred losses over the past several years, Both the working capital and accumulated deficits have improved as a result of actions Management has taken to ensure the Company will continue as a going concern. The actions involve a major restructuring of the Company in 2006 which effectively paid off or converted all long-term debt into equity and made available the addition of more equity financing to the Company. Details of the restructuring are described in Note 12. In addition, the Company has a current backlog of $1,870,000.

Based on the past investments made by SG DMTI in DataMetrics Corporation, Management believes SG DMTI to be a long term investor willing to provide financial resources in the event of shortfalls while the Company invests in new products and infrastructure. Consequently, Management believes that these actions will enable the Company to continue as a going concern through October 31, 2007 and beyond.

NOTE 14 - COMMITMENTS

In November 2005, the Company sold its office and manufacturing facility to a related party for $1,500,000. Concurrent with the sale, the Company leased the facility back under a 5 year lease agreement, with an additional 5 year renewal option. The lease requires monthly rentals of $12,500. The Company has agreed to pay for all taxes, assessments, utilities, insurance, and maintenance costs. Rent expense for the years ended October 31, 2006 and 2005 were $150,000 and $0 respectively. Future minimum rentals under this lease are as follows:

2007     $150,000
2008     $150,000
2009     $150,000
2010     $150,000

As permitted in the lease, the Company subleased a portion of the facility to an independent Company beginning in February 2006. The lease term ends October 2010. The sublease requires monthly rentals of $4,688. Rental income reported for the years ended October 31, 2006 and 2005 were $42,199 and $0 respectively. Future minimum rental income under the sublease are as follows:

2007     $56,266
2008     $56,266
2009     $56,266
2010     $56,266


NOTE 15 - SUBSEQUENT EVENT

On December 6, 2006, the Company issued SG DMTI 300,000 shares of Series B Preferred Stock for $300,000, which represent the final shares of Series B Preferred Stock issuable under the Series B Preferred Stock and Warrant Purchase Agreement dated December 30, 2005.

On February 8, 2007 the Company amended the SGD warrant to correct an error of omission reflecting that the intent of the agreement signed December 30, 2005 was to be $.01 post-split, not pre-split as described in the agreement. Accordingly, the exercise price of the 12,877,162 warrants changed from $0.30 to $0.01 per share effective February 8, 2007.

On February 8, 2007 SGD signed an agreement extending the maturity of its Secured Promissory Note from December 31, 2006 to December 31, 2007.

On February 8, 2007 Seth Lukash was elected to serve on the Company's Board of Directors.

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

                                                  DATAMETRICS CORPORATION
                                                  ------------------------


                                                  /s/ Daniel Bertram
                                                  Chief Executive Officer


                                                  /s/ Edward Kroning
                                                  Chief Financial Officer




Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name                              Title                       Date
-------------------       ------------------------     -----------------


/s/ Daniel Bertram        Director                     February 12, 2007
-------------------
    Daniel Bertram

/s/ Gary Herman           Director                     February 12, 2007
-------------------
    Gary Herman

/s/ Michael Rapisand      Director                     February 12, 2007
-------------------
    Michael Rapisand

/s/ Thomas Leonardis      Director                     February 12, 2007
-------------------
    Thomas Leonardis

/s/ Seth Lukash           Director                     February 12, 2007
-------------------
    Seth Lukash