Form 10QSB/A
period 2006-01-31
DATAMETRICS CORP
filed 2007-03-19
CIK 27082

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                           FORM 10-QSB/A AMENDMENT #2

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

This amendment is filed to revise the financial statements reported to reflect for a change in the valuation of stock warrants that were issued during this fiscal quarter.

Index to Form 10-QSB

                                                                        Page No.
Part I - Financial Information                                          --------
         Item 1. Financial Statements (unaudited):

            Consolidated Balance Sheet as of January 31, 2006              3
            Consolidated Statement of Changes in Stockholders'
              Equity for the Three months Ended January 31, 2006           4
            Consolidated Statement of Changes in Stockholders'
              Deficit for the Three months Ended January 31, 2005          5
            Consolidated Statements of Operations for the Three
              Months Ended January 31, 2006 and January 31, 2005           6
            Consolidated Statements of Cash Flows for the Three
              Months Ended January 31, 2006 and January 31, 2005           7

            Notes to Consolidated Financial Statements                    8-10

         Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          11
            Results of Operations                                          12
            Liquidity and Capital Resources                                13

         Item 3. Controls and Procedures                                   14

Part II - Other Information
         Item 1.  Legal Proceedings                                        15
         Item 2.  Unregistered Sales of Equity Securities and uses
                    of funds.                                              15
         Item 3.  Defaults upon Senior Securities                          15
         Item 4.  Submission of matters to a vote of security holders.     15
         Item 5.  Other Information                                        15
         Item 6.  Exhibits and Reports on Form 8-K                         15

Signatures                                                                 16

Certifications                                                           17-21

                     DATAMETRICS CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except share data)

                                                                                           January 31,
                                                                                              2006
                                                                                            ----------
                                                                                          (Restated See
                                                                                              Note 2)
ASSETS
Current Assets
           Cash                                                                             $      383
           Accounts receivable, net of allowance for doubtful accounts of $0                       301
           Inventory, net of allowance for obsolete inventory of $6,070                            891
           Other Current Assets                                                                    134
                                                                                            ----------
                                     Total current assets                                        1,709

Property and Equipment
           Furniture, Fixtures and computer equipment                                            1,195
           Machinery and equipment                                                                 547
                                                                                            ----------
                      Total Property and Equipment                                               1,742
                      Less Accumulated Depreciation                                             (1,742)
                                                                                            ----------
                                     Net Property and Equipment                                     --

                                     Total Assets                                           $    1,709
                                                                                            ==========

LIABILITIES AND STOCKHOLDERS DEFICIT
Current Liabilities
           Accounts Payable                                                                 $      221
           Accrued Expenses                                                                        394
           Warranty Reserve                                                                         40
           Notes Payable                                                                           641
                                                                                            ----------
                                     Total Current Liabilities                                   1,296

Stockholders deficit:
           4% Cumulative Preferred Stock, $.01 par value ($750 aggregate liquidation
                      preference); 40,000,000 Authorized; 500,000 issued and outstanding             5
           Common Stock, $.01 par value; 800,000,000 shares
                      Authorized; 325,795,477 issued and outstanding                             3,258
           Additional Paid In Capital                                                           60,975
           Accumulated Deficit                                                                 (63,825)
                                                                                            ----------

                                     Total Stockholders Deficit                                    413

                                     Total Liabilities and Stockholders Deficit             $    1,709
                                                                                            ==========

--------------------------------------------------------------------------------

       The accompanying "Notes to Consolidated Financial Statements" form an integral part of these statements.

--------------------------------------------------------------------------------

                     DATAMETRICS CORPORATION AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY
                   For the three months ended January 31, 2006
                        (in thousands, except share data)
                              (Restated See Note 2)


                               Common Stock           Ser. A Preferred      Ser. B Preferred                               Total
                      --------------------------- ----------------------- ---------------------   Add'l                    Stock
                         Number         Dollar       Number      Dollar     Number     Dollar    Paid-In      Accum       holders
                       of Shares        Amount      of Shares   Amount    of Shares   Amount     Capital     Deficit      Deficit
                      --------------- ----------- ------------- --------- ----------- --------- ---------- ------------ ------------
Balances at Oct.
31, 2005                 32,112,103    $   321        892,652    $    9           --        --    $58,142    $(61,754)     $(3,282)

Conversion of
DMTR loan
  of $2.9
million plus
  accrued
interest                244,736,145      2,447                                                        633                    3,080

Conversion of
Series A
  Preferred into

  Common Stock           48,947,229        490       (892,652)       (9)                             (481)                      --

Conversion of
12% Bridge
  loan into
Series B
  Preferred
Stock                                                                        500,000    $    5        495                      500

Warrants for the
purchase
  of 386,314,860
shares
  of Common
Stock                                                                                               2,186                    2,186
                                                                                                                                --
Net Loss                                                                                                      (2,071)       (2,071)

                      --------------- ----------- ------------- --------- ----------- --------- ---------- ------------ ------------
Balances at Jan.
31, 2006                325,795,477    $ 3,258            --        --      500,000    $    5    $60,975    $(63,825)     $   413

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


                                     Common  Stock         Ser. A Preferred                                   Total
                               ------------------------ -----------------------    Add'l                      Stock
                                  Number       Dollar      Number      Dollar     Paid-In       Accum.       Holders
                                of Shares      Amount     of Shares    Amount     Capital      Deficit       Deficit
                               -------------- --------- ------------- --------- ------------ ------------- ------------
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

--------------------------------------------------------------------------------

                     DATAMETRICS CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                      (in thousands, except per share data)

                                                                 Three Months ended
                                                          January 31          January 31
                                                             2006               2005
                                                          -----------         -----------
                                                        (Restated See
                                                           Note 2)
Sales                                                     $     1,155         $       597

Cost of Sales                                                     771                 432
                                                          -----------         -----------
Gross Profit                                              $       384         $       165
                                                          -----------         -----------

Selling, General and Administrative
           Personnel and Related Costs                    $       196         $       292
           Other                                                  299                  77
                                                          -----------         -----------
           Total Selling, General and Administrative      $       495         $       369
                                                          -----------         -----------
Loss from Operations                                             (111)               (204)

Other income and expense                                       (1,960)               (121)
                                                          -----------         -----------
           Net Income (Loss)                              $    (2,071)        $      (325)
                                                          ===========         ===========

Loss per share of common stock;
           basic and diluted                              $    (0.015)        $    (0.010)
                                                          ===========         ===========

Weighted average number of common shares outstanding
           basic and diluted                                  137,246              32,113
                                                          ===========         ===========

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

--------------------------------------------------------------------------------

                     DATAMETRICS CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                      (in thousands, except per share data)

                                                                          For the three months ended
                                                                         January 31        January 31
                                                                         ----------        ----------
                                                                           2006              2005
                                                                       (Restated See
                                                                           Note 2)
Cash Flows from Operating Activities:
         Net Loss                                                            (2,071)             (325)
         Adjustments to reconcile net loss to net cash used
                in operating activities:
         Gain on Sale of Building                                              (216)               --
         Depreciation expense                                                     4                16
         Expenses Paid from Debt Financing                                      249                --
         Amortization of Refinancing Costs                                       --                52
         Options Issued to Investors during restructuring                     2,186                --

Changes in assets and liabilities:
         Accounts receivable                                                    (31)              314
         Inventories                                                             16              (103)
         Prepaid expenses and other current assets                              (40)              (31)
         Accounts payable                                                      (271)               27
         Other Current Liabilities                                               --                 9
         Accrued expenses                                                      (102)               15
         Deferred Revenue                                                        --               (21)
                                                                         ----------        ----------
                Net cash used in operating activities                          (276)              (47)

Cash Flows from Investing Activities:
         Proceeds from Sale of Building                                       1,445                --
         Capital expenditures for property and equipment                         --                (4)
                                                                         ----------        ----------
                Net cash provided by (used in) investing activities           1,445                (4)

Cash Flows from Financing Activities:
         Proceeds from loan payable                                             248                --
         Payments on Long Term Debt                                          (1,180)              (15)
                                                                         ----------        ----------
                Net cash used in financing activities                          (932)              (15)

                Net (decrease) increase in cash                                 237               (66)
                Cash at the beginning of the period                             146                91
                                                                         ----------        ----------
                Cash at the end of the period                                   383                25
                                                                         ----------        ----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION
Cash paid during the period for:
         Interest, net                                                   $       72        $       69

NONCASH INVESTING / FINANCING ACTIVITIES
         Restructuring incentive expenses paid by issuing
                stock options                                            $    2,186                --

         Conversion of long term debt and related accrued
                interest into common stock                               $    3,081                --

         Conversion of long term debt and related accrued
                interest into Series B preferred stock                   $      500                --

         Conversion of Series A preferred stock into
                common stock                                             $      489                --

         Expenses paid with the issuance of notes payable                $      249                --

         Payment of short term bridge loan by issuing
                new note payable                                         $      200                --

         Forgiveness of debt as part of the sale of building             $       30                --

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

2. Restatement of consolidated financial statement

The consolidated financial statements for the three months ended January 31, 2006 have been restated to correct for the valuation of stock warrants that were issued to investors in this fiscal quarter. As a result of the correction, the following adjustments were made:

Statement of loss and deficit for the three months ended January 31, 2006:

Decrease to paid in capital                                          $    3,687
                                                                     ----------

Net increase to net loss                                             $    3,687
                                                                     ----------

Net increase to accumulated deficit                                  $    3,687
                                                                     ----------

Net increase to loss per share of common stock                       $     0.27
                                                                     ----------


3. INVENTORIES

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

Inventories as of January 31, 2006 consist of the following:

Inventories Parts and sub-assemblies                                        572
Work in Process                                                             383
Obsolete Inventory                                                        6,006
                                                                     ----------
Total Inventory                                                           6,961
Reserve for Obsolete Inventory                                           (6,070)
                                                                     ----------
Net Inventory                                                               891

4. NOTES PAYABLE

Notes Payable at January 31, 2006 consist of the following:

Notes Payable to investors; interest expense at 10% is
paid quarterly; principal and unpaid interest is due in
full in December 2006. The note is secured by a first
priority lien on all Company assets.                                        500


Subordinated notes, originally due in December 2000,
accruing interest at 10%. The notes are unsecured.
Negotiations for repayment have begun with the holders
of these notes and are ongoing at this time                                 141
                                                                     ----------
Total                                                                       641

All notes are current.

5. STOCK BASED COMPENSATION

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


      A summary of the status of the Company's stock options as of January 31, 2006, and changes during the quarter are presented below:


                                             --------------------------
                                                              Weighted
                                                              Average
                                              Shares          Exercise
                                               (000s)          Price
                                             ----------      ----------
Outstanding at Beginning of Year                  1,725      $     1.31
Granted                                         386,315      $     0.01
Exercised                                             0
Expired / Canceled                                    0
                                             ----------      ----------
Outstanding and Fully Exercisable at
     the End of the Year                        388,040      $     0.01
                                             ----------      ----------

Weighted Average Fair Value of Options
     Granted During the Year                                 $    0.005
                                             ----------      ----------

For all options issued, the exercise price was less than the market price of the stock and $2,186,000 of stock based cost was recorded.

Significant option groups outstanding at January 31, 2006 and related weighted average price and life information is as follows:

                                   Number             Weighted
                                Outstanding           Average
                                    and              Remaining
                                   Fully            Contractual
            Exercise            Exercisable             Life
              Price               (000s)              (YEARS)
           ----------           ----------          ----------
                $1.40                1,500                5.80
                 1.00                  150                1.36
                0.055                   75                1.75
                 0.01              386,315               10.00

                                ----------
      Total                        388,040
                                ==========


Weighted average exercise price is $0.016 per option.

6. SUBSEQUENT EVENTS

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

                              RESULTS OF OPERATIONS

               Three Month Period Ended January 31, 2006 Compared
                  To Three Month Period Ended January 31, 2005
                              (Restated see note 2)

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

      The net loss for the quarter ended January 31, 2006 amounted to $2,071,000 compared with a net loss of $325,000 for the same period in the prior year. The large increase in net loss is due primarily to options totaling 386,315,000 which were issued during the quarter. The exercise price for the options was less than the market price of the stock resulting in stock based cost in the amount of $2,186,000 recorded.

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


                                                    DATAMETRICS CORPORATION
                                                    ------------------------
                                                    /s/ Daniel Bertram
                                                    Chief Executive Officer


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name                                 Title                         Date
-------------------         ------------------------           --------------
/s/ Daniel Bertram          Chief Executive Officer            March 16, 2007
-------------------
    Daniel Bertram

/s/ Edward Kroning          Chief Financial Officer            March 16, 2007
-------------------
    Edward Kroning