Form 10QSB
period 2007-01-31
DATAMETRICS CORP
filed 2007-03-19
CIK 27082

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended January 31, 2007

                                       or

|_|   Transition Report Under Section 13 or 15(d) of the Exchange Act

Commission File Number  1-8690

                             DataMetrics Corporation
            --------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

        Delaware                                              95-3545701
 ----------------------                         --------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                        Identification Number)

          1717 Diplomacy Row
           Orlando, Florida                                   32809
----------------------------------------                   ----------
(Address of principal executive offices)                   (Zip Code)

                                 (407) 251-4577

              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES |_| NO |X|

Number of shares outstanding of the issuer's common stock, par value $.01, outstanding as of March 17, 2007: 11,534,736 shares.

Transitional Small Business Disclosure Format (Check one): YES |_| NO |X|

Index to Form 10-QSB

                                                                                      Page No.
                                                                                      --------
Part I - Financial Information
         Item 1. Financial Statements (unaudited):

                  Consolidated Balance Sheet as of January 31, 2007                     3
                  Consolidated Statement of Changes in Stockholders' Equity
                           for the Three months Ended January 31, 2007                  4
                  Consolidated Statement of Changes in Stockholders' Equity
                           for the Three months Ended January 31, 2006                  5
                  Consolidated Statements of Operations for the Three Months
                  Ended January 31, 2007 and January 31, 2006                           6
           Consolidated Statements of Cash Flows for the Three Months
                           Ended January 31, 2007 and January 31, 2006                  7-8

                  Notes to Consolidated Financial Statements                            9-10

         Item 2. Management's Discussion and Analysis                                   11-13

         Item 3. Controls and Procedures                                                14

Part II - Other Information
         Item 1.           Legal Proceedings                                            15
         Item 2.           Unregistered Sales of Equity Securities and uses of funds.   15
         Item 3.           Defaults upon Senior Securities                              15
         Item 4.  Submission of matters to a vote of security holders.                  15
         Item 5.           Other Information                                            15
         Item 6.           Exhibits                                                     15

Certifications                                                                          16-20

Signatures                                                                              21

                     DATAMETRICS CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except share data)


                                                                                                  January 31,
                                                                                                     2007
                                                                                                   ----------
ASSETS
Current Assets
                  Cash                                                                              $    294
                  Accounts receivable, net of allowance for doubtful accounts of $0                      413
                  Inventory, net of allowance for obsolete inventory of $6,070                           908
                  Other Current Assets                                                                    51
                                                                                                    --------
                                            Total current assets                                       1,666

Property and Equipment
                  Furniture, Fixtures and computer equipment                                           1,197
                  Machinery and equipment                                                                555
                                                                                                    --------
                             Total Property and Equipment                                              1,752
                             Less Accumulated Depreciation                                            (1,751)
                                                                                                    --------
                                            Net Property and Equipment                                     1

                                            Total Assets                                            $  1,667
                                                                                                    ========

LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities
                  Accounts Payable                                                                  $    258
                  Accrued Expenses                                                                       413
                  Warranty Reserve                                                                        40
                  Notes Payable - Related parties                                                        500
                  Short Term Debt                                                                        141
                                                                                                    --------
                                            Total Current Liabilities                                  1,352

Stockholders equity:
                  4% Cumulative Preferred Stock, $.01 par value ($1,500 aggregate liquidation
                             preference); 40,000,000 Authorized; 1,000,000 issued and outstanding         10
                  Common Stock, $.01 par value; 800,000,000 shares
                             Authorized; 11,534,736 issued and outstanding                               116
                  Additional Paid In Capital                                                          64,683
                  Accumulated Deficit                                                                (64,494)
                                                                                                    --------

                                            Total Stockholders Equity                                    315
                                                                                                    --------

                                            Total Liabilities and Stockholders Equity               $  1,667
                                                                                                    ========

      The accompanying "Notes to Consolidated Financial Statements" form an integral part of these statements.

                     DATAMETRICS CORPORATION AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY
                   For the three months ended January 31, 2007
                        (in thousands, except share data)


                             Common       Stock        Ser. B Preferred                                        Total
                             ------       -----        ----------------             Add'l                      Stock
                             Number       Dollar        Number        Dollar       Paid-In      Accum         holders
                            of Shares     Amount      of Shares     Amount         Capital     Deficit        Equity
                            ----------   ----------   ----------   ----------    ----------   ----------    ----------
Balances at Oct. 31, 2006   11,359,849   $      114      700,000   $        7    $   64,367   $  (64,654)   $     (166)

Issuance of Series B
Preferred Stock                      ~            ~      300,000            3           297            ~           300

Issuance of Common Stock                                                                               ~             ~
for Series B Preferred
Stock dividend                 174,887            2                                      19          (21)           --
Net Income                           ~            ~            ~            ~             ~          181           181

                            ----------   ----------   ----------   ----------    ----------   ----------    ----------
Balances at Jan. 31, 2007   11,534,736   $      116    1,000,000   $       10    $   64,683   $  (64,494)   $      315

 The accompanying "Notes to Consolidated Financial Statements" form an integral part of these statements.

                     DATAMETRICS CORPORATION AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY
                   For the three months ended January 31, 2006
                        (in thousands, except share data)
                                   (Restated)


                                  Common  Stock        Ser. A Preferred       Ser. B Preferred                             Total
                                  ------  -----       ------------------      ----------------             Add'l           Stock
                             Number    Dollar    Number    Dollar    Number    Dollar      Paid-In         Accum          holders
                           of Shares   Amount  of Shares   Amount  of Shares   Amount      Capital        Deficit         Deficit
                         -----------   ------ -----------  ------ -----------  -------    -----------    -----------    -----------
Balances at Oct. 31,
2005                      32,112,103   $  321     892,652    $ 9            --       --   $    58,142    $   (61,754)   $    (3,282)

Conversion of DMTR
loan of
$2.9 million plus                                                                 ~                 ~              ~              ~
accrued interest         244,736,145    2,447                                                     633              ~          3,080

Conversion of Series A
Preferred into Common                                                                                              ~              ~
Stock                     48,947,229      490    (892,652)    (9)                                (481)             ~             --

Conversion of 12%
Bridge loan
into Series B                                                                     ~                 ~              ~              ~
Preferred Stock                                                       500,000     $   5           495              ~            500

Warrants for the
purchase of
of 386,314,860 shares                                        ~               ~    ~                 ~              ~              ~
of Common Stock                                                                                 2,186              ~          2,186
Net Loss                           ~   ~                ~    ~               ~    ~                 ~         (2,071)        (2,071)

                         -----------   ------ -----------    ---   -----------    -----   -----------    -----------    -----------
Balances at Jan. 31,
2006                     325,795,477   $3,258          --     --       500,000    $   5   $    60,975    $   (63,825)   $       413

 The accompanying "Notes to Consolidated Financial Statements" form an integral part of these statements.

                     DATAMETRICS CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                      (in thousands, except per share data)

                                                      for the three months ended
                                                        January 31   January 31
                                                           2007        2006
                                                                    (Restated)
                                                        ---------   ---------

Sales                                                   $   1,121   $   1,155

Cost of Sales                                                 536         771
                                                        ---------   ---------
Gross Profit                                            $     585   $     384
                                                        ---------   ---------

Selling, General and Administrative
            Personnel and Related Costs                 $     258   $     196
            Other                                             146         299
                                                        ---------   ---------
            Total Selling, General and Administrative   $     404   $     495
                                                        ---------   ---------
Income (Loss) from Operations                                 181        (111)

Other income and expense                                       --      (1,960)
                                                        ---------   ---------
            Net Income (Loss)                           $     181   $  (2,071)
                                                        =========   =========

Earnings (loss) per share of common stock;
            Basic                                       $   0.015   $  (0.015)
                                                        =========   =========
            Diluted                                     $   0.007   $  (0.015)
                                                        =========   =========

Weighted average number of common shares outstanding;
            Basic                                          11,451     137,246
                                                        =========   =========
            Diluted                                        24,386     137,246
                                                        =========   =========

      The accompanying "Notes to Consolidated Financial Statements" form an integral part of these statements.

                     DATAMETRICS CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                      (in thousands, except per share data)

                                                                              for the three months ended
                                                                              January 31  January 31
                                                                                 2007        2006
                                                                                          (Restated)
                                                                                ---------- --------
Cash Flows from Operating Activities:
         Net income(loss)                                                           181     (2,071)
         Adjustments to reconcile net loss to net cash used
                        in operating activities:
         Gain on Sale of Building                                                    --       (216)
         Depreciation expense                                                         6          4
         Expenses Paid from Debt Financing                                           --        249
         Options Issued to Investors during restructuring                            --      2,186

Changes in assets and liabilities:
         Accounts receivable                                                       (333)       (31)
         Inventories                                                               (203)        16
         Prepaid expenses and other current assets                                   (8)       (40)
         Accounts payable                                                           (25)      (271)
         Accrued expenses                                                            57       (102)
                                                                                ------------------
                        Net cash used in operating activities                      (325)      (276)

Cash Flows from Investing Activities:
         Proceeds from Sale of Building                                              --      1,445
         Capital expenditures for property and equipment                             --         --
                                                                                ------------------
                        Net cash provided by investing activities                    --      1,445

Cash Flows from Financing Activities:
         Proceeds from loan payable                                                  --        248
         Proceeds from issuance of Series `B' preferred stock                       300         --
         Payments on Long Term Debt                                                  --     (1,180)
                                                                                ------------------
                        Net cash provided by (used in) financing activities         300       (932)

                        Net (decrease) increase in cash                             (25)       237
                        Cash at the beginning of the period                         319        146
                                                                                ------------------
                        Cash at the end of the period                               294        383
                                                                                ------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION Cash paid during the period for:
         Interest, net                                                               --    $    72

NONCASH INVESTING / FINANCING ACTIVITIES
         Restructuring incentive expenses paid by issuing
                        stock options                                                --    $ 2,186

         Conversion of long term debt and related accrued

                        interest into common stock                                   --    $ 3,081

         Conversion of long term debt and related accrued
                        interest into Series B preferred stock                       --    $   500

         Conversion of Series A preferred stock into
                        common stock                                                 --    $   489

         Expenses paid with the issuance of notes payable                            --    $   249

         Payment of short term bridge loan by issuing
                        new note payable                                             --    $   200

         Forgiveness of debt as part of the sale of building                         --    $    30

         Issuance of Common Stock for Series B Preferred Stock dividend         $    21         --

      The accompanying "Notes to Consolidated Financial Statements" form an integral part of these statements.

                             DATAMETRICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                January 31, 2007
                                   (Unaudited)

1.    The financial statements include the accounts of DataMetrics Corporation.

The accompanying condensed financial statements are unaudited and have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission relating to interim financial statements. These condensed financial statements do not include all disclosures provided in the company's annual financial statements. The condensed financial statements should be read in conjunction with the financial statements and notes thereto for the year ended October 31, 2006 contained in the company's Form 10-KSB filed with the Securities and Exchange Commission. All adjustments of a normal recurring nature, which, in the opinion of management, are necessary to present a fair statement of results for the periods have been made. Results of operations are not necessarily indicative of the results to be expected for the full year.

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

Inventories as of January 31, 2007 consist of the following:

Inventories Parts and sub-assemblies                                    $   618
Work in Process                                                             290
Obsolete Inventory                                                        6,070
                                                                        -------
Total Inventory                                                           6,978
Reserve for Obsolete Inventory                                           (6,070)
                                                                        -------
Net Inventory                                                           $   908

3.    SHORT TERM DEBT

Short term debt at January 31, 2007 consist of the following:

In December 1998, the Company closed a private placement of approximately $3.45 million of 10% Subordinated Notes originally due in December 2000. Negotiations for settlement of this debt are ongoing. The Notes are unsecured and callable
under certain conditions.                                               $    141

4.       NOTES PAYABLE

Notes Payable - Related Parties at January 31, 2007 consist of the following:

Notes Payable to investors; interest expense at 10% is to be paid monthly commencing January 31, 2007, including accrued and unpaid interest from 2006; principal and unpaid interest is due in full in December 2007. The note is
secured by a first priority lien on all Company assets.                 $    500

5.    COMMON STOCK

On December 15, 2006 the Company issued 174,887 shares of Common Stock with a par value of $0.01 in the amount of $20,986 ($0.12 per share) to a related party, SG DMTI Capital, LLC in lieu of the 4% annual cumulative dividend on the Series B Preferred Stock that was due on November 30, 2006.

6.    PREFERRED STOCK

On December 6, 2006 the Company issued 300,000 shares of Series `B' Preferred Stock with a par value of $0.01 to a related party, SG DMTI Capital, LLC. At January 31, 2007 the Company has 1,000,000 shares of Series `B' Preferred Stock with a par value of $0.01 per share outstanding (1,500,000 authorized). The stock has a cumulative dividend of 4% per annum.

7.    EARNINGS PER SHARE CALCULATION


                                                                      Income              Shares
                                                                     (Numerator)       (Denominator)
                                                                       000's                000's         Per Share Amount
                                                                 ------------------ -------------------- -----------------
Net income                                                                    $181  ~                    ~
Less:  Preferred dividends                                                     (7)  ~                    ~
                                                                 ------------------

Basic earnings per share
Income available to common stockholders                                       $174               11,451            $0.015
                                                                                                         -----------------

Effect of dilutive securities
Warrants and options                                                                             12,935
                                                                 ------------------ --------------------

Dilutive earnings per share
Income available to common stockholders plus assumed
conversions                                                                   $174               24,386            $0.007
                                                                 ------------------ -------------------- -----------------

8.    SUBSEQUENT EVENTS

On February 2, 2007, Mr. Rafik Moursalien resigned as Chief Financial Officer of the Company. Mr. Edward Kroning, the Company's Secretary, was elected to serve as interim Chief Financial Officer until a successor is appointed.

On February 8, 2007 the Company amended the SGD warrant to correct an error of omission reflecting that the intent of the agreement signed December 30, 2005 was to be $0.01 post-split, not pre-split as described in the agreement.

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

                                BUSINESS OVERVIEW

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

      The Company offers military specified and ruggedized versions of flat panel monitors and other peripheral equipment (including computers, printers, keyboards and trackballs) encased in shock, vibration and temperature resistant chassis. The chassis produced by the Company are used in conjunction with its product by the military to house this sensitive ruggedized equipment. The Navy P3 Orion, Air Force AWACS and Army Fire-Finder programs all require rugged rack enclosures to protect the equipment from shock, vibration and other damage which may be experienced in a harsh operating environment. DataMetrics continues to increase its presence in the military arena including United States Air Force avionics and ground-based systems as well as United States Army system diagnostics. DataMetrics has also increased its presence in the mining sector and aviation industry, primarily with its electronic flight bag (EFB) controller. DataMetrics' equipment is designed and qualified for use as part of commercial airlines cockpit systems.

      For the quarter ended January 31, 2007, the Company experienced a seasonally slow receipt of orders, though proposal activity was greater than normal. Thus, the Company expects to see an increase in order activity in the following quarters and attributes the delay in orders due to the holiday season and a continued focus on budget spending for troops and munitions in the war effort in Afghanistan and Iraq.

                              RESULTS OF OPERATIONS

               Three Month Period Ended January 31, 2007 Compared
                  To Three Month Period Ended January 31, 2006

      Sales for the quarter ended January 31, 2007 were $1,121,000 a decrease of $34,000 or 3%, compared with sales of $1,155,000 in the same period in the prior fiscal year. Sales approximated the same amount as reported for the same period in the prior fiscal year.

      Cost of sales for the quarter ended January 31, 2007 was $536,000 (48% of sales), a decrease of $235,000 or 20%, compared with $771,000 (67% of sales) for the same period in the prior fiscal year. Gross profit percentage increased compared to the same period in the prior fiscal year due to the presence of one contract where the Company was the sole supplier and was able to obtain premium pricing.

      Selling, general and administrative ("SG&A") expenses for the quarter ended January 31, 2007 were $404,000 (36% of sales) a decrease of $91,000 or 18%, compared with $495,000 (43% of sales) for the same period in the prior fiscal year. The decrease is primarily attributable to expenses incurred for the restructuring that occurred in the same period of the prior fiscal year.

      Interest expense amounted to $16,000 for the quarter ended January 31, 2007 compared with net interest expense of $59,000 for the same period in the prior year. The significant decrease in interest expense for the quarter ended January 31, 2007 compared to the same period of the prior year is attributable to the reorganization which occurred early in fiscal year 2006. As a result of the said reorganization, the majority of long term loans were either paid in full or converted into equity of DataMetrics Corporation.

      The net income for the quarter ended January 31, 2007 amounted to $181,000 compared with a net loss of $2,071,000 for the same period in the prior year. Net income for 2007 was due primarily to increased gross profit and reductions in SG&A and interest expense as previously discussed. The large net loss in 2006 was due primarily to options totaling 386,315,000 which were issued during 2006. The exercise price for the options was less than the market price of the stock resulting in stock based cost in the amount of $2,186,000 being recorded.

      Management has determined that, based on the Company's historical losses from recurring operations, the Company will not recognize its net deferred tax assets at January 31, 2007. Ultimate recognition of these tax assets is dependent, to some extent, on future revenue levels and margins. It is the intention of management to assess the appropriate level for the valuation allowance each quarter.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's principal capital requirements have been to fund working capital. The Company has relied primarily on internally generated funds, private placement proceeds, and subordinated debt to finance its operations. The Company has no material commitments for capital expenditures which would affect its liquidity.

      Net cash used in operations was $325,000 and $276,000 in 2007 and 2006 respectively. The change from 2006 to 2007 was primarily due to an increase in inventory levels to fulfill upcoming sales orders.

      Net cash provided by investing activities in 2006 was $1,445,000 derived from the sale of the building. There were no investing activities in 2007.

      Net cash provided / (used) by financing activities was $300,000 and $(932,000) in 2007 and 2006, respectively. The change from 2006 to 2007 was primarily related to the refinancing of the property located at 1717 Diplomacy Row, Orlando, FL., and the issuance of Preferred stock as described below.

      The Company has generated much of the cash flow to sustain current operations through a combination of sales and from equity transactions.

      On December 6, 2006,  the  Company  issued SGD 300,000  shares of Series B
Preferred Stock for $300,000, which represent the final shares of Series B Preferred Stock issuable under the Series B Preferred Stock and Warrant Purchase Agreement dated December 30, 2005. The proceeds were used for general working capital.

      On December 15, 2006 the Company issued 174,887 shares of Common Stock with a par value of $0.01 in the amount of $20,986 to a related party, SG DMTI Capital, LLC in lieu of the 4% annual cumulative dividend on the Series B Preferred Stock that was due on November 30, 2006.

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

Item 3.  CONTROLS AND PROCEDURES

      (a) Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our principal executive and financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) or Rule 15d-15(e) under the U.S. Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosure.

      (b) Changes in Internal Control Over Financial Reporting. There were no significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the period covered by this report.

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

Item 3. Defaults upon Senior Securities

      The Company is in default on certain unsecured indebtedness of approximately $141,000 in principal and $90,000 in unpaid interest as the monthly payments of $10,000 that were to commence September 2006 for the unpaid interest have not been paid as scheduled per the agreement.

      The Company is in default on certain secured indebtedness in the principal amount of $500,000 as the monthly payments of $5,000 for unpaid interest due in 2006 that were to commence January, 2007 have not been paid as scheduled by the agreement.

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

                                                    DATAMETRICS CORPORATION
                                                    ------------------------
                                                    /s/ Daniel Bertram
                                                    Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name                                        Title                 Date
-------------------                 ------------------------  ---------------
/s/ Daniel Bertram                  Chief Executive Officer   March 17, 2007
-------------------
    Daniel Bertram

/s/ Edward Kroning                  Chief Financial Officer   March 17, 2007
-------------------
    Edward Kroning