Form 10QSB/A
period 2006-04-30
DATAMETRICS CORP
filed 2007-06-04
CIK 27082

UNITED STATES
                                  ------ ------

                       SECURITIES AND EXCHANGE COMMISSION
                       ---------- --- -------- ----------

                             WASHINGTON, D.C. 20549
                             ----------- ---- -----

                           FORM 10-QSB/A AMENDMENT #2
                           ---- -------- --------- --

{X} Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
--- --------- ------ -------- -- ------- -- -- ----- -- --- ---------- --------
Act of 1934 for the quarterly period ended April 30, 2006
--- -- ---- --- --- --------- ------ ----- ----- --- ----

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes       No      X
                  -

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes No X

Common Stock. $.01 Par Value -- 11,359,849 shares as of July 20, 2006.

This amendment is filed to revise the financial statements reported to reflect for a change in the valuation of stock warrants that were issued during the first fiscal quarter ended January 31, 2006.

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

                     DATAMETRICS CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except share data)

                                                                                       April 30,
                                                                                         2006
                                                                                      (Restated
                                                                                      See Note 2)
                                                                                     ------------
ASSETS
Current Assets
       Cash                                                                             $    634
       Accounts receivable, net of allowance for doubtful accounts of $0                     234
       Inventory, net of allowance for obsolete inventory of $6,070                          665
       Other Current Assets                                                                   49
                                                                                        --------
                         Total current assets                                              1,582


Property and Equipment
       Furniture, fixtures and computer equipment                                          1,195
       Machinery and equipment                                                               547
                                                                                        --------
               Total Property and Equipment                                                1,742
               Less Accumulated Depreciation                                             (1,742)
                                                                                        --------
                         Net Property and Equipment                                            -

                         Total Assets                                                   $  1,582
                                                                                        ========

LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities
       Accounts Payable                                                                 $    230
       Accrued Expenses                                                                      329
       Warranty Reserve                                                                       40
       Notes Payable                                                                         641
                                                                                        --------
                         Total Current Liabilities                                         1,240

Stockholders Equity:
       4% Cumulative Preferred Stock, $.01 par value ($750 aggregate liquidation
               preference); 5,000,000 Authorized; 500,000 issued and outstanding               5
       Common Stock, $.01 par value; 70,000,000 shares

               Authorized; 10,859,849 issued and outstanding                                 109
       Additional Paid In Capital                                                         64,124
       Accumulated Deficit                                                              (63,896)
                                                                                        --------

                         Total Stockholders Equity                                           342

                         Total Liabilities and Stockholders Equity                      $  1,582
                                                                                        ========

---------------------------------------------------------------------------

  The accompanying "Notes to Consolidated Financial Statements" form an integral part of these statements.

---------------------------------------------------------------------------

                       DATAMETRICS CORPORATION AND SUBSIDIARY
              CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY
                     For the six months ended April 30, 2006
                        (in thousands, except share data)
                              (Restated see Note 2)

                     Common    Stock      Ser. A Preferred     Ser. A Preferred     Add'l                       Total
                     ------    -----      ----------------     ----------------    Paid-In                      Stock
                     Number    Dollar      Number   Dollar     Number   Dollar                   Accum         holders
                                of                    of
                   of Shares   Amount      Shares   Amount     Shares   Amount     Capital       Deficit       Equity
        --------------------------------------------------------------------------------------------------------------

Balances at
Oct. 31, 2005       1,070,403   $  11      892,652   $ 9        --        --      $  58,452  $  (61,754)    $ (3,282)

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

Warrants for the
purchase
  of 386,314,860
shares

  of Common Stock                                                                      2,186                   2,186

                                                                                                                   -

Net Loss                                                                                            (2,142)   (2,142)

              ------------------------------------------------------------------------------------------------------------
Balances at
April 30, 2006      10,859,849  $  109     -           -        500,000    $ 5    $ 64,124   $ (63,896)          342


Shares of Common Stock have been adjusted retroactively to reflect the reverse stock split that occurred in April 2006.



---------------------------------------------------------------------------

  The accompanying "Notes to Consolidated Financial Statements" form an integral part of these statements.

---------------------------------------------------------------------------

                       DATAMETRICS CORPORATION AND SUBSIDIARY
             CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS DEFICIT
                     For the six months ended April 30, 2005
                        (in thousands, except share data)





                           Common   Stock   Ser. A Preferred  Add'l                  Total
                           ------   -----   ----------------                         Stock
                        Number      Dollar  Number   Dollar   Paid-In   Accum.      holders
                                              of
                      of  Shares    Amount  Shares   Amount   Capital   Deficit     Deficit
                   --------------------------------------------------------------------------

Balances at
October 31,           1,070,403    $   11   892,652   $ 9   $ 58,452   $ (61,171)   $ (2,699)

Net Loss                               --        --    --         --        (789)      (789)


Balances
  at April 30, 2005   1,070,403    $   11   892,652   $ 9   $ 58,452   $  (61,960)  $ (3,488)

Shares of Common Stock have been adjusted retroactively to reflect the reverse stock split that occurred in April 2006.


---------------------------------------------------------------------------

  The accompanying "Notes to Consolidated Financial Statements" form an integral part of these statements.

---------------------------------------------------------------------------

                     DATAMETRICS CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                      (in thousands, except per share data)


                                                                                    Three Months Ended     Six Months Ended
                                                                                    April 30,  April 30,  April 30,  April 30,
                                                                                      2006       2006       2006       2005
                                                                                                         (Restated
                                                                                                         see Note 2)
Sales                                                                             $  1,052   $    396    $  2,207   $    993


Cost of Sales                                                                          773        373       1,544        805
                                                                                  --------   --------    --------   ---------
Gross Profit                                                                      $    279   $     23    $    663   $    188
                                                                                  --------   --------    --------   ---------

Selling, General and Administrative
       Personnel and Related Costs                                                $    205   $    292    $    401   $    584

       Other                                                                           158         90         457        167
                                                                                  --------   --------    --------   ---------
       Total Selling, General and
       Administrative                                                             $    363   $    382    $    858   $    751
                                                                                  --------   --------    --------   ---------

Loss from Operations                                                              $    (84)  $   (359)   $   (195)  $   (563)


Other income and expense                                                                13       (105)     (1,947)      (226)
                                                                                  --------   --------    --------   ---------


       Net Income (Loss)                                                          $    (71)  $   (464)   $ (2,142)  $   (789)
                                                                                  ========   ========    ========   =========


Loss per share of common stock;

       basic and diluted                                                          $ (0.007)  $ (0.434)   $ (0.197)  $ (0.737)
                                                                                  ========   ========    ========   =========

Weighted avg. no. of shares
outstanding
       basic and diluted                                                            10,860      1,070      10,860      1,070
                                                                                  ========   ========    ========   =========



Adjusted to reflect reverse stock split that occurred in April 2006.



---------------------------------------------------------------------------

  The accompanying "Notes to Consolidated Financial Statements" form an integral part of these statements.

---------------------------------------------------------------------------

                     DATAMETRICS CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                      (in thousands, except per share data)

                                                                                 For the six months ended
                                                                                    April 30   April 30
                                                                                 ------------------------
                                                                                        2006      2005
                                                                                     (Restated
                                                                                    See Note 2)
Cash Flows from Operating Activities:
      Net Loss                                                                        (2,142)     (789)
      Adjustments to reconcile net loss to net cash used
           in operating activities:
      Gain on Sale of Building                                                          (216)       --
      Depreciation expense                                                                 4        30
      Amortization of Refinancing Costs                                                   --       104
      Expenses Paid from Debt Financing                                                  249        --
      Options Issued to Investors during restructuring                                 2,186        --

Changes in assets and liabilities:
      Accounts receivable                                                                 36       492
      Inventories                                                                        242      (162)
      Prepaid expenses and other current assets                                           45       (22)
      Accounts payable                                                                  (262)      133
      Other Current Liabilities                                                           --       (20)
      Accrued expenses                                                                  (167)       93
      Deferred Revenue                                                                    --       (46)
                                                                                        ---------------
           Net cash used in operating activities                                         (25)     (187)

Cash Flows from Investing Activities:
      Proceeds from Sale of Building                                                   1,445        --
      Capital expenditures for property and equipment                                     --        (4)
                                                                                       ----------------
           Net cash provided by (used in) investing                                    1,445        (4)
           activities

Cash Flows from Financing Activities:
      Proceeds from loan payable                                                         248       139
      Payments on Long Term Debt                                                      (1,180)      (30)
                                                                                      -----------------
           Net cash provided by (used in) financing                                     (932)      109
           activities

           Net (decrease) increase in cash                                               488       (82)
           Cash at the beginning of the period                                           146        91
                                                                                       ---------------
           Cash at the end of the period                                                 634         9
                                                                                       ---------------

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



---------------------------------------------------------------------------

  The accompanying "Notes to Consolidated Financial Statements"
                    form an integral part of these statements.

---------------------------------------------------------------------------

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

2. Restatement of consolidated financial statements

The consolidated financial statements for the six months ended April 30, 2006 have been restated to correct for the valuation of stock warrants that were issued to investors in the first fiscal quarter ended January 31, 2006 which reduced the value assigned to the warrants by $3,687. As a result of this correction, the following adjustments were made:

Statement of loss and deficit for the six months ended April 30, 2006:

Decrease to paid in capital                           $3,687
                                                      ------

Net decrease to net loss                              $3,687
                                                      ------

Net decrease to accumulated deficit                   $3,687
                                                      ------

Net decrease to loss per share of common stock         $0.34
                                                       -----


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


Inventories as of April 30, 2006 consist of the following:

Inventories Parts and sub-assemblies                                      $594
Work in Process                                                            135
Obsolete Inventory                                                       6,006
                                                                   ------------
Total Inventory                                                          6,735
Reserve for Obsolete Inventory                                         (6,070)
                                                                   ------------
Net Inventory                                                             $665

4. NOTES PAYABLE

Notes Payable at April 30, 2006 consist of the following:

Notes Payable to investors; interest expense at 10% is paid quarterly; principal and unpaid interest is due in full in December 2006. The note is secured by a first priority lien on
all Company assets.                                                        500


Subordinated notes, originally due in December 2000, accruing interest at 10%. The notes are unsecured. Negotiations for
repayment have begun with the holders of these notes and are
ongoing at this time                                                       141
                                                                   ------------
Total                                                                      641

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


      A summary of the status of the Company's stock options as of April 30, 2006, and changes during the quarter are presented below. This summary reflects the 30:1 reverse stock split that occurred in April 2006:

                                              --------------------
                                                       Weighted
                                                        Average
                                              Shares   Exercise
                                              (000s)     Price
                                              ------     -----
Outstanding at Beginning of Year                  58  $   39.20
Granted                                       12,877  $    0.30
Exercised                                          0
Expired / Canceled                                 0
                                              ------  ---------
Outstanding and Fully Exercisable at
    the End of the Year                       12,935  $    0.47
                                              ------  ---------

Weighted  Average  Fair  Value of  Options
Granted During the Year                               $    0.16
                                              ------  ---------


For all options issued, the exercise price was less than the market price of the stock and $2,186,000 of stock based cost was recorded.



      Significant option groups outstanding at April 30, 2006 and related weighted average price and life information is as follows. This summary reflects the 30:1 reverse stock split that occurred in April 2006:

                                                    Number     Weighted
                                                  Outstanding   Average
                                                     and        Remaining
                                                    Fully      Contractual
                                                               ----------
                                        Exercise  Exercisable    Life
                                                                 ----
                                          Price     (000s)      (YEARS)
                                                    ------      ----
                                      $  42.00          50       5.55
                                         30.00           5       1.11
                                          1.65           3       1.50
                                          0.30      12,877       9.75

                                                   -------
                               Total               12,935
                                                   =======


Weighted average exercise price is $0.473 per option.

6. REVERSE STOCK SPLIT


On April 11, 2006, the Company elected to effect a Stock combination through a 30:1 reverse stock split. Details of the split are described on Schedule 14C as filed with the Securities and Exchange Commission on March 2, 2006.

All amounts reported for the three and six months ended April 30, 2005 have been retroactively restated to reflect this split.

7.    Basic and Diluted Net Loss per Common Share

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


                   Six Month Period Ended April 30, 2006 Compared
                    To Six Month Period Ended April 30, 2005
                              (Restated See Note 2)

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

    The net loss for the six months ended April 30, 2006 amounted to $2,142,000 compared with a net loss of $789,000 for the same period in the prior year. While the Company's loss from operations has improved significantly over the same period in the prior fiscal year due to higher sales from large orders, total net loss for the current period is much larger due to the effect of issuing options valued at $2,186,000 during the restructuring that occurred in the first quarter. The consolidated financial statements for the six months ended April 30, 2006 have been restated to correct for the valuation of stock warrants that were issued to investors in the first fiscal quarter ended January 31, 2006 which reduced the value assigned to the warrants by $3,687,000.


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

Item 3.     CONTROLS AND PROCEDURES

      (a) Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our principal Operating and financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) or Rule 15d-15(e) under the U.S. Securities Exchange Act of 1934, as amended) within 90 days of the filing date of this quarterly report and, based on their evaluation, our principal operating and financial officer have concluded that these controls and procedures are working now and our current period reports will be filed on time once we have finished filing the backlog of delinquent reports. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal operating and financial officer, as appropriate to allow timely decisions regarding required disclosure.

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


Item 4.     Submission of Matters to a Vote of Security Holders.

            None.

Item 5.     Other Information.

            None.


Item 6.     Exhibits

      (a)   Exhibits:

            31.1 Certification of COO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


            31.2 Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


            32 Certification of COO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002