Form 10QSB/A
period 2006-07-31
DATAMETRICS CORP
filed 2007-06-04
CIK 27082

UNITED STATES
                                ------ ------

                      SECURITIES AND EXCHANGE COMMISSION
                      ---------- --- -------- ----------

                            WASHINGTON, D.C. 20549
                            ----------- ---- -----

                          FORM 10-QSB/A Amendment #1
                          ---- -------- --------- --

{X} Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
--- --------- ------ -------- -- ------- -- -- ----- -- --- ---------- --------
Act of 1934 for the quarterly period ended July 31, 2006
--- -- ---- --- --- --------- ------ ----- ---- --- ----

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X      No
    -

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $.01 Par Value -- 11,359,849 shares as of September 1, 2006.

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act) Yes       No X
                                             -

This amendment is filed to revise the financial statements reported to reflect for a change in the valuation of stock warrants that were issued during the first fiscal quarter ended January 31, 2006.

Index to Form 10-QSB
                                                                        Page No.
Part I - Financial Information                                       -----------
      Item 1. Financial Statements (unaudited):

            Consolidated Balance Sheet as of July 31, 2006                     3
            Consolidated Statement of Changes in Stockholders' Equity
                  for the Nine Months Ended July 31, 2006                      4
            Consolidated Statement of Changes in Stockholders' Equity
                  for the Nine Months Ended July 31, 2005                      5
            Consolidated Statements of Operations for the Three and Nine
                  Months Ended July 31, 2006 and July 31, 2005                 6
            Consolidated Statements of Cash Flows for the Nine Months
                  Ended July 31, 2006 and July 31, 2005                      7-8


Notes to Consolidated Financial Statements                                  9-11

      Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                               12
      Results of Operations                                                13-14
      Liquidity and Capital Resources                                         15

Item 3. Controls and Procedures                                               16


Part II - Other Information
      Item 1.     Legal Proceedings                                           17
      Item 2.     Unregistered Sales of Equity Securities and uses of funds   17
      Item 3.     Defaults upon Senior Securities                             17
      Item 4.     Submission of matters to a vote of security holders.        17
      Item 5.     Other Information                                           17
      Item 6.     Exhibits and Reports on Form 8-K                            17

Certifications                                                             18-22

Signatures                                                                    23

                     DATAMETRICS CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                       (in thousands, except share data)

                                                                                          July 31,
                                                                                           2006
                                                                                         --------
                                                                                        (Restated
                                                                                        See Note 2)
ASSETS
Current Assets
       Cash                                                                              $    117
       Accounts receivable, net of allowance for doubtful accounts of $0                      229
       Inventory, net of allowance for obsolete inventory of $6,070                           648
       Other Current Assets                                                                    48
                                                                                         --------
                         Total current assets                                               1,042

Property and Equipment
       Furniture, Fixtures and computer equipment                                           1,197
       Machinery and equipment                                                                548
                                                                                         --------
               Total Property and Equipment                                                 1,745
               Less Accumulated Depreciation                                               (1,745)
                                                                                         --------
                         Net Property and Equipment
                                                                                         --------

                         Total Assets                                                    $  1,042
                                                                                         ========

LIABILITIES AND STOCKHOLDERS DEFICIT
Current Liabilities
       Accounts Payable                                                                  $    171
       Accrued Expenses                                                                       362
       Warranty Reserve                                                                        40
       Notes Payable                                                                          641
                                                                                         --------
                         Total Current Liabilities
                                                                                            1,214

Stockholders Deficit:
       4% Cumulative Preferred Stock, $.01 par value ($750 aggregate liquidation
               preference); 5,000,000 Authorized; 500,000 issued and
               outstanding                                                                      5
       Common Stock, $.01 par value; 70,000,000 shares

               Authorized; 11,359,849 issued and outstanding                                  114

       Additional Paid In Capital                                                          64,169
       Accumulated
       Deficit                                                                            (64,460)
                                                                                         --------


                         Total Stockholders Deficit                                          (172)

                         Total Liabilities and Stockholders Deficit                      $  1,042
                                                                                         ========



---------------------------------------------------------------------------

  The accompanying "Notes to Consolidated Financial Statements"
                    form an integral part of these statements.

---------------------------------------------------------------------------

                    DATAMETRICS CORPORATION AND SUBSIDIARY
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY
                   For the nine months ended July 31, 2006
                       (in thousands, except share data)
                            (Restated see Note 2)


                               Common Stock      Ser. A Preferred       Ser. B Preferred     Add'l                Total
                               ------ ----       ----------------       ----------------                          Stock
                           Number       Dollar    Number   Dollar        Number   Dollar    Paid-in    Accum.    holders
                                                   of                     of
                          of Shares    Amount    Shares    Amount       Shares    Amount   Capital    Deficit    Deficit
                        ----------------------------------------------------------------------------------------------------

Balances at
  Oct. 31,
      2005                1,070,403   $    11   892,652  $      9         --        --   $ 58,452   $(61,754)  $ (3,282)

Conversion of DMTR
loan
  of $2.9 million plus
  accrued in              8,157,872        82        --        --         --        --      2,998        --       3,080

Conversion of Series A
  Preferred into

  Common Stock            1,631,574        16  (892,652)       (9)        --        --        (7)        --          --

Conversion of 12%
Bridge
  loan into Series B
  Preferred Stock                --        --        --        --    500,000      $  5        495        --         500

Warrants for the
purchase
  of 386,314,860
  shares of Common
  Stock                          --        --        --        --         --        --      2,186        --       2,186

Issuance of Common
  Stock to officers
  & directors               500,000         5        --        --         --        --         45        --          50

Net Loss                         --        --        --        --         --        --        --     (2,706)     (2,706)


Balances at
   July 31,
                        ----------------------------------------------------------------------------------------------------
      2006               11,359,849   $   114        --        --    500,000      $  5   $ 64,169   $(64,460)  $   (172)



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

---------------------------------------------------------------------------

                     DATAMETRICS CORPORATION AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY
                     For the nine months ended July 31, 2005
                        (in thousands, except share data)


                           Common Stock     Ser. A Preferred   Add'l                       Total
                           ------ ----      ----------------                               Stock
                        Number     Dollar    Number  Dollar   Paid-In      Accum.         holders
                                              of
                       of Shares   Amount   Shares  Amount    Capital      Deficit       Deficit
                    ----------------------------------------------------------------------------------
Balances at
 October 31, 2004     201,070,403   $  11    892,652  $  9   $  58,452   $  (61,171)   $  (2,699)

Net Loss                                                                     (1,053)      (1,053)


Balances at
  July 31, 2005         1,070,403   $  11    892,652  $  9   $  58,452   $  (62,224)   $  (3,752)


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

---------------------------------------------------------------------------


                     DATAMETRICS CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                      (in thousands, except per share data)

                                          Three Months Ended       Nine Months Ended
                                          July 31,    July 31,   July 31,    July 31,
                                           2006        2005       2006        2005
                                        -----------  --------  ----------  ---------
                                                              (Restated
                                                               See Note
                                                                      2)

Sales                                    $    329   $    725   $  2,537   $  1,718

Cost of Sales                                 529        498      2,073      1,303
                                         --------   --------   --------   --------
Gross Profit                             $   (200)  $    227   $    464   $    415
                                         --------   --------   --------   --------

Selling, General and Administrative
       Personnel and Related Costs       $    172   $    236   $    563   $    820
       Other                                  199        138        667        305
                                         --------   --------   --------   --------
       Total Selling, General and
       Administrative                    $    371   $    374   $  1,230   $  1,125
                                         --------   --------   --------   --------

Income (Loss) from Operations            $   (571)  $   (147)  $   (766)  $   (710)


Other income and expense                        6       (117)    (1,940)      (343)
                                         --------   --------   --------   --------

       Net Income (Loss)                 $   (565)  $   (264)  $ (2,706)  $ (1,053)
                                         ========   ========   ========   ========


Loss per share of common stock;
       basic and diluted                 $ (0.051)  $ (0.247)  $ (0.308)  $ (0.984)
                                         ========   ========   ========   ========

Weighted avg. no. of shares outstanding
       basic and diluted                   11,115      1,070      8,794      1,070
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

---------------------------------------------------------------------------

                     DATAMETRICS CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                     (in thousands, except per share data)

                                         For the nine months ended
                                           July 31      July 31
                                        -----------   -------------
                                            2006         2005
                                         (Restated
                                          See Note
                                               2)
Cash Flows from Operating Activities:

      Net Loss                             (2,706)   (1,053)
      Adjustments to reconcile net loss
           to net cash used in operating
           activities:

      Gain on Sale of Building               (216)       --

      Depreciation expense                      4        40

      Amortization of Refinancing Costs        --       155

      Expenses Paid from Debt Financing       249        --

      Options Issued to Investors during
            restructuring                   2,186        --

      Directors Fee Paid with Common
            Stock                              50        --

Changes in assets and liabilities:

      Accounts receivable                      41       458

      Inventories                             259      (456)

      Prepaid expenses and other current
             assets                            46       (50)

      Accounts payable                       (321)       58

      Accrued expenses                       (134)      167

      Deferred Revenue                         --      (137)
                                          -------   -------

           Net cash used in operating
               activities                    (542)     (818)

Cash Flows from Investing Activities:

      Proceeds from Sale of Building        1,445        --

      Capital expenditures for property
               and equipment                   --        (8)
                                          -------   -------
           Net cash provided by (used
               in) investing activities     1,445        (8)

Cash Flows from Financing Activities:

      Proceeds from loan payable              248       879

      Payments on Long Term Debt           (1,180)      (30)
                                          -------   -------
           Net cash provided by (used
                in) financing activities     (932)      849



           Net (decrease) increase in
                cash                          (29)       23

           Cash at the beginning of the
                 period                       146        91
                                          -------   -------

           Cash at the end of the period      117       114
                                          -------   -------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
      INFORMATION
Cash paid during the period for:
      Interest, net                       $    72   $    80

NONCASH INVESTING / FINANCING ACTIVITIES
      Restructuring incentive expenses
           paid by issuing stock options  $ 2,186        --

      Conversion of long term debt and
           related accrued interest into
           common stock                   $ 3,081        --

      Conversion of long term debt and
           related accrued interest into
           Series B preferred stock       $   500        --

      Conversion of Series A preferred
           stock into common stock        $   489        --

      Expenses paid with the issuance of
            notes payable                 $   249        --

      Payment of short term bridge loan
            by issuing new note payable   $   200        --

      Forgiveness of debt as part of the
            sale of building              $    30        --

      Payment of Directors' Fees by
            issuing common stock          $    50        --












---------------------------------------------------------------------------

  The accompanying "Notes to Consolidated Financial Statements"
                    form an integral part of these statements.

---------------------------------------------------------------------------

                           DATAMETRICS CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                July 31, 2006
                                 (Unaudited)
                            (Restated See Note 2)

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


2. Restatement of consolidated financial statements

The consolidated financial statements for the nine months ended July 31, 2006 have been restated to correct for the valuation of stock warrants that were issued to investors in the first fiscal quarter ended January 31, 2006. As a result of this correction, the following adjustments were made:

Statement of loss and deficit for the nine months ended July 31, 2006:

Decrease to paid in capital                           $3,687
                                                      ------

Net decrease to net loss                              $3,687
                                                      ------

Net decrease to accumulated deficit                   $3,687
                                                      ------

Net decrease to loss per share of common stock         $0.42
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


Inventories as of July 31, 2006 consist of the following:

Inventories Parts and sub-assemblies                                       476
Work in Process                                                            172
Obsolete Inventory                                                       6,070
                                                                   ------------
Total Inventory                                                          6,718
Reserve for Obsolete Inventory                                         (6,070)
                                                                   ------------
Net Inventory                                                              648

4. NOTES PAYABLE

Notes Payable at July 31, 2006 consist of the following:

Notes Payable to investors; interest expense at 10% is paid quarterly; principal and unpaid interest is due in full in December 2006. The note is secured by a first priority lien on
all Company assets.                                                        500


Subordinated notes, originally due in December 2000, accruing interest at 10%. The notes are unsecured. Negotiations for
repayment have begun with the holders of these notes and are
ongoing at this time                                                       141
                                                                   ------------
Total                                                                      641

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


      A summary of the status of the Company's stock options as of July 31, 2006, and changes during the quarter are presented below. This summary reflects the 30:1 reverse stock split that occurred in April 2006:

                                              --------------------
                                                            Weighted
                                                            Average
                                                Shares      Exercise
                                                (000s)       Price
                                                ------       -----
Outstanding at Beginning of Period                  58   $   39.20
Granted                                         12,877   $    0.30
Exercised                                            0         --
Expired / Canceled                                   0         --
Outstanding and Fully Exercisable at            ------   ---------
    the End of the Period                       12,935   $    0.47
                                                ------   ---------

Weighted  Average  Fair  Value of  Options
Granted During the Period                           --   $    0.16

                                              --------------------


For all options issued, the exercise price was less than the market price of the stock and $2,186,000 of stock based cost was recorded.



      Significant option groups outstanding at July 31, 2006 and related weighted average price and life information is as follows. This summary reflects the 30:1 reverse stock split that occurred in April 2006:

                                                      Number           Weighted
                                                    Outstanding         Average
                                                       and            Remaining
                                                      Fully          Contractual
                                Exercise            Exercisable          Life
                                 Price                                   ----
                                                      (000s)            (YEARS)
                                                    -----------        ---------
                              $  42.00                 50                5.30
                                 30.00                  5                0.86
                                  1.65                  3                1.25
                                  0.30             12,877                9.50


                                                ---------
Total                                              12,935
                                                =========


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



                Nine Month Period Ended July 31, 2006 Compared
                   To Nine Month Period Ended July 31, 2005
                            (Restated See Note 2)

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


    The net loss for the nine months ended July 31, 2006 amounted to $2,706,000 compared with a net loss of $1,053,000 for the same period in the prior year. While the Company's loss from operations increased marginally for the nine months ended July 31, 2006 compared with the same period in the prior fiscal year, net loss for the current period is much larger due to the effect of issuing options valued at $2,186,000 during the restructuring that occurred in the first quarter of 2006. The consolidated financial statements for the nine months ended July 31, 2006 have been restated to correct for the valuation of stock warrants that were issued to investors in the first fiscal quarter ended January 31, 2006 which reduced the value assigned to the warrants by $3,687,000.


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

Item 3.     CONTROLS AND PROCEDURES

      (a) Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our principal operating and financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) or Rule 15d-15(e) under the U.S. Securities Exchange Act of 1934, as amended) within 90 days of the filing date of this quarterly report and, based on their evaluation, our principal operating and financial officer have concluded that these controls and procedures are working. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosure.

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