Form 10QSB/A
period 2007-01-31
DATAMETRICS CORP
filed 2007-06-04
CIK 27082

UNITED STATES
                                 ------ ------

                      SECURITIES AND EXCHANGE COMMISSION
                      ---------- --- -------- ----------

                            WASHINGTON, D.C. 20549
                            ----------- ---- -----

                          FORM 10-QSB/A AMENDMENT #1
                          ------------- --------- --

 {X} Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act
 --- --------- ------ ----- ------- -- -- ----- -- --- ---------- -------- ---
                                     of 1934
                                     -- ----

               For the quarterly period ended January 31, 2007

                                      or

      {} Transition Report Under Section 13 or 15(d) of the Exchange Act

Commission File Number  1-8690
                        ------

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


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES NO X


Number of shares outstanding of the issuer's common stock, par value $.01, outstanding as of June 1, 2007: 11,534,736 shares.


Transitional Small Business Disclosure Format (Check one): YES NO X

This amendment is filed to revise the financial information reported to recognize additional cost of goods sold expense and the related reduction in inventory that was not previously reported for this quarter.

                                                                        Page No.
Part I - Financial Information                                          --------
      Item 1. Financial Statements (unaudited):

            Consolidated Balance Sheet as of January 31, 2007                 3
            Consolidated Statement of Changes in Stockholders Equity
                  for the Three months Ended January 31, 2007                 4
            Consolidated Statement of Changes in Stockholders Equity
                  for the Three months Ended January 31, 2006                 5
            Consolidated Statements of Operations for the Three Months
                  Ended January 31, 2007 and January 31, 2006                 6
            Consolidated Statements of Cash Flows for the Three Months
                  Ended January 31, 2007 and January 31, 2006                7-8


            Notes to Consolidated Financial Statements                      9-11

      Item 2. Managements Discussion and Analysis                          12-14

      Item 3. Controls and Procedures                                         15


Part II - Other Information
      Item 1.     Legal Proceedings                                           16
      Item 2.     Unregistered Sales of Equity Securities and uses of funds.  16
      Item 3.     Defaults upon Senior Securities                             16
      Item 4.     Submission of matters to a vote of security holders.        16
      Item 5.     Other Information                                           16
      Item 6.     Exhibits                                                    16

Certifications                                                             17-21

Signatures                                                                    22


                DATAMETRICS CORPORATION AND SUBSIDIARY
                      CONSOLIDATED BALANCE SHEET
             (Unaudited) (in thousands, except share data)

                                                                                            January
                                                                                               31,
                                                                                              2007
                                                                                           (Restated
                                                                                          See Note 2)
                                                                                           --------
ASSETS
Current Assets
            Cash                                                                           $    294
            Accounts receivable, net of allowance for doubtful accounts of $0                   413
            Inventory, net of allowance for obsolete inventory of $6,070                        767
            Other Current Assets                                                                 51
                                                                                           --------
                              Total current assets                                            1,525

Property and Equipment
            Furniture, Fixtures and computer equipment                                        1,197
            Machinery and equipment                                                             555
                                                                                           --------
                    Total Property and Equipment                                              1,752
                    Less Accumulated Depreciation                                            (1,751)
                                                                                           --------
                              Net Property and Equipment                                          1
                              Total Assets                                                 $  1,526
                                                                                           ========

LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities
            Accounts Payable                                                               $    258
            Accrued Expenses                                                                    413
            Warranty Reserve                                                                     40
            Notes Payable - Related parties                                                     500
            Short Term Debt                                                                     141
                                                                                           --------
                              Total Current Liabilities                                       1,352

Stockholders equity:
            4% Cumulative Preferred Stock, $.01 par value ($1,500 aggregate liquidation preference); 40,000,000 Authorized;
                    1,000,000 issued and outstanding                                             10
            Common Stock, $.01 par value; 800,000,000 shares
                    Authorized; 11,534,736 issued and outstanding                               116
            Additional Paid In Capital                                                       64,683
            Accumulated
            Deficit                                                                         (64,635)
                                                                                           --------

                              Total Stockholders Equity                                         174
                                                                                           --------

                              Total Liabilities and Stockholders Equity                    $  1,526
                                                                                           ========


    The accompanying "Notes to Consolidated Financial Statements"
                      form an integral part of these statements.

                DATAMETRICS CORPORATION AND SUBSIDIARY
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY
              For the three months ended January 31, 2007
                   (in thousands, except share data)
                         (Restated See Note 2)

                                                                                                      Total
                    Common         Stock        Ser. B Preferred          Add'l                       Stock
                    Number         Dollar      Number       Dollar       Paid-In       Accum         holders
                   of Shares       Amount     of Shares     Amount       Capital      Deficit        Equity
                 ----------------------------------------------------------------------------------------------

Balances at
Oct. 31, 2006     11,359,849   $      114      700,000   $        7   $   64,367   $  (64,654)   $     (166)

Issuance of
Series B
Preferred Stock           --           --      300,000            3          297           --           300

Issuance of
Common Stock
for Series B
Preferred
Stock dividend       174,887            2           --           --           19          (21)           --
Net Income                --           --           --           --           --           40            40

                 ----------------------------------------------------------------------------------------------
Balances at
Jan. 31, 2007     11,534,736   $      116    1,000,000   $       10   $   64,683   $  (64,635)   $      174





The accompanying "Notes to Consolidated Financial Statements" form an integral part of these statements.

                DATAMETRICS CORPORATION AND SUBSIDIARY
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY
              For the three months ended January 31, 2006
                   (in thousands, except share data)
                              (Restated)

                                                                                                                         Total
                      Common      Stock          Ser. A Preferred     Ser. B Preferred    Add'l                          Stock
                      ------      ------        ------------------    ----------------
                   Number           Dollar         Number   Dollar    Number  Dollar     Paid-In          Accum         holders
                                                     of                of
                 of Shares          Amount         Shares   Amount    Shares  Amount     Capital         Deficit        Deficit
                ------------------------------------------------------------------------------

Balances at
Oct. 31, 2005      32,112,103   $       321       892,652    $   9       --      --   $    58,142    $   (61,754)   $    (3,282)

Conversion of
DMTR loan of
$2.9 million
plus accrued
interest          244,736,145         2,447            --       --       --      --           633             --          3,080

Conversion of
Series A
Preferred into
Common Stock       48,947,229           490      (892,652)      (9)      --      --          (481)            --             --

Conversion of
12% Bridge loan
into Series B
Preferred Stock            --            --            --       --    500,000 $   5           495             --            500

Warrants for
the purchase of
of 386,314,860
shares of
Common Stock               --            --            --       --       --      --         2,186             --          2,186

Net Loss                   --            --            --       --       --      --            --         (2,071)        (2,071)

                 ----------------------------------------------------------------------------------------------------------------
Balances at
Jan. 31, 2006     325,795,477   $     3,258            --       --    500,000 $   5   $    60,975    $   (63,825)   $       413



The accompanying "Notes to Consolidated Financial Statements" form an integral part of these statements.

                DATAMETRICS CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (unaudited)
                   (in thousands, except per share data)

                                                 for the three months ended
                                                   January 31   January 31
                                                      2007        2006
                                                   (Restated
                                                  See Note 2)  (Restated)
                                                   ---------   ---------
Sales                                              $   1,121   $   1,155

Cost of Sales                                            677         771
                                                   ---------   ---------
Gross Profit                                       $     444   $     384
                                                   ---------   ---------

Selling, General and Administrative
       Personnel and Related Costs                 $     258   $     196

       Other                                             146         299
                                                   ---------   ---------
       Total Selling, General and Administrative   $     404   $     495
                                                   ---------   ---------
Income (Loss) from Operations                             40
                                                                    (111)


Other income and expense                                  --      (1,960)
                                                   ---------   ---------
       Net Income (Loss)                           $      40   $  (2,071)
                                                   =========   =========

Earnings (loss) per share of common stock;
       Basic                                       $   0.003   $  (0.015)
                                                   =========   =========
       Diluted                                     $   0.001   $  (0.015)
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

                DATAMETRICS CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (unaudited)
                   (in thousands, except per share data)


                                                           for the three months ended
                                                             January 31  January 31
                                                                2007       2006
                                                             (Restated
                                                            See Note 2)  (Restated)
                                                             ---------   ---------
Cash Flows from Operating Activities:

      Net income(loss)                                             40     (2,071)
      Adjustments to reconcile net loss to net cash used
                in operating activities:
      Gain on Sale of Building                                     --       (216)
      Depreciation expense                                          6          4
      Expenses Paid from Debt Financing                            --        249

      Options Issued to Investors during restructuring             --      2,186

Changes in assets and liabilities:

      Accounts receivable                                        (333)       (31)

      Inventories                                                 (62)        16
      Prepaid expenses and other current assets                    (8)       (40)

      Accounts payable                                            (25)      (271)

      Accrued expenses                                             57       (102)
                                                               ------------------
                Net cash used in operating activities            (325)      (276)

Cash Flows from Investing Activities:

      Proceeds from Sale of Building                               --      1,445
      Capital expenditures for property and equipment              --         --
                                                               ------------------
                Net cash provided by investing activities          --
                                                                           1,445

Cash Flows from Financing Activities:

      Proceeds from loan payable                                   --        248
      Proceeds from issuance of Series `B' preferred stock        300

      Payments on Long Term Debt                                   --     (1,180)
                                                               ------------------
                Net cash provided by (used in) financing          300       (932)
                activities

                Net (decrease) increase in cash                   (25)       237
                Cash at the beginning of the period               319        146
                                                               ------------------
                Cash at the end of the period                     294        383
                                                               ------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
      Interest, net                                                --    $    72

NONCASH INVESTING / FINANCING ACTIVITIES
      Restructuring incentive expenses paid by issuing
                stock options                                      --    $ 2,186





      Conversion of long term debt and related accrued

                interest into common stock                         --    $ 3,081

      Conversion of long term debt and related accrued
                interest into Series B preferred stock             --    $   500

      Conversion of Series A preferred stock into
                common stock                                       --    $   489

      Expenses paid with the issuance of notes payable             --    $   249

      Payment of short term bridge loan by issuing
                new note payable                                   --    $   200

      Forgiveness of debt as part of the sale of building          --    $    30

      Issuance of Common Stock for Series B Preferred
      Stock dividend                                          $    21         --



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


2. Restatement of consolidated financial statements

The consolidated financial statements for the three months ended January 31, 2007 have been restated to recognize additional cost of goods sold expense and the related reduction in inventory that was not previously reported in this quarter. As a result of this correction, the following adjustments have been made:


 Statement of income and deficit for the three months ended January 31, 2007:

Net decrease to net income                                                $141
                                                                   ------------
Net increase to accumulated deficit                                       $141
                                                                   ------------
Net decrease to earnings per share of common stock, basic               $0.012
                                                                   ------------
Net decrease to earnings per share of common stock, diluted             $0.006
                                                                   ------------


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

Inventories as of January 31, 2007 consist of the following:
                                                                   As
                                                               Previously
                                                     Restated   Reported
Inventories Parts and sub-assemblies                 $   586    $   618
Work in Process                                          181        290
Obsolete Inventory                                     6,070      6,070
                                                     ------------------
Total Inventory                                        6,837      6,978
Reserve for Obsolete Inventory                        (6,070)    (6,070)
                                                     -------    -------
Net Inventory                                        $   767    $   908
                                                     ------------------

4.    Short term debt

Short term debt at January 31, 2007 consist of the following:

In December 1998, the Company closed a private placement of approximately $3.45 million of 10% Subordinated Notes originally due in December 2000. Negotiations for settlement of this debt are ongoing. The Notes are unsecured and
callable under certain conditions.                                        $141

5.    Notes payable

Notes Payable - Related Parties at January 31, 2007 consist of the following:

Notes Payable to investors; interest expense at 10% is to be paid monthly commencing January 31, 2007, including accrued
and unpaid interest from 2006; principal and unpaid interest is due in full in December 2007.  The note is secured by a
first priority lien on all Company assets.                                $500

6.    Common stock

On December 15, 2006 the Company issued 174,887 shares of Common Stock with a par value of $0.01 in the amount of $20,986 ($0.12 per share) to a related party, SG DMTI Capital, LLC in lieu of the 4% annual cumulative dividend on the Series B Preferred Stock that was due on November 30, 2006.

7.    Preferred stock

On December 6, 2006 the Company issued 300,000 shares of Series `B' Preferred Stock with a par value of $0.01 to a related party, SG DMTI Capital, LLC. At January 31, 2007 the Company has 1,000,000 shares of Series `B' Preferred Stock with a par value of $0.01 per share outstanding (1,500,000 authorized). The stock has a cumulative dividend of 4% per annum.

8. Earnings per share calculation

                                             Income        Shares
                                          (Numerator)  (Denominator)   Per Share
                                             000's         000's        Amount
                                             ----------------------------------
Net income                                   $   40          --              --
Less:  Preferred dividends                       (7)         --              --
                                             -------

Basic earnings per share
Income available to common stockholders      $   33       11,451     $    0.003
                                                                     ----------

Effect of dilutive securities
Warrants and options                             --       12,935            --
                                             -------------------


Dilutive earnings per share
Income available to common stockholders
plus assumed conversions                     $   33       24,386     $    0.001
                                             ----------------------------------


9.    Subsequent events

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

    Cost of sales for the quarter ended January 31, 2007 was $677,000 (60% of sales), a decrease of $94,000 or 8%, compared with $771,000 (67% of sales) for the same period in the prior fiscal year. Gross profit percentage increased compared to the same period in the prior fiscal year due to the presence of one contract where the Company was the sole supplier and was able to obtain premium pricing.

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

    The net income for the quarter ended January 31, 2007 amounted to $40,000 compared with a net loss of $2,071,000 for the same period in the prior year. Net income for 2007 was due primarily to increased gross profit and reductions in SG&A and interest expense as previously discussed. The large net loss in 2006 was due primarily to options totaling 386,315,000 which were issued during 2006. The exercise price for the options was less than the market price of the stock resulting in stock based cost in the amount of $2,186,000 being recorded. The consolidated financial statements for the three months ended January 31, 2007 have been restated to recognize additional cost of goods sold expense and the related reduction in inventory that was not previously reported in this quarter.

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