Form 10QSB
period 2007-04-30
DATAMETRICS CORP
filed 2007-06-13
CIK 27082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission File No. 1-8690

DATAMETRICS CORPORATION
(Exact name of small business issuer as specified in its charter)

Delaware	95-3545701
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

1717 Diplomacy Row, Orlando, FL 32809
(Address of principal executive offices)

407.251.4577
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

Number of shares outstanding of the issuer's common stock, par value $.01, outstanding as of May 15, 2007: 11,534,736 shares.

Transitional Small Business Disclosure Format (Check one): YES ☐ NO ☒

DataMetrics Corporation

Table of Contents

Page
Part I. Financial Information

Item 1 - Condensed Consolidated Financial Statements (Unaudited)

Condensed Consolidated Balance Sheet - April 30, 2007	3

Condensed Consolidated Statements of Operations --	4
Six months ended April 30, 2007 and 2006
Three months ended April 30, 2007 and 2006

Condensed Consolidated Statement of Capital Deficit --	5
Six months ended April 30, 2007

Condensed Consolidated Statements of Cash Flows --
Six months ended April 30, 2007 and 2006	6

Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2 - Management Discussion and Analysis	8

Item 3 - Controls and Procedures	12

Part II - Other Information

Item 1 -- Legal Proceedings	13
Item 2 -- Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 3 -- Defaults upon Senior Securities	13
Item 4 -- Submission of Matters to a Vote of Security Holders	13
Item 5 -- Other Information	13
Item 6 -- Exhibits	13

Signatures	14

Certifications	15

2 of 14

CONDENSED CONSOLIDATED BALANCE SHEET
APRIL 30, 2007
(Unaudited)
(in thousands, except per share data)

ASSETS
Current assets
Cash	$175
Accounts receivable, net of allowance for doubtful accounts of $1	419
Inventory, net of allowance for obsolete inventory of $6,070	870
Other current assets	20
Total current assets	1,484

Property and equipment
Furniture, fixtures and computer equipment	1,197
Machinery and equipment	555
Total property and equipment	1,752
Less accumulated depreciation	1,752
Net property and equipment	0

Total Assets	$1,484

LIABILITIES AND CAPITAL DEFICIT
Current liabilities
Accounts payable	$317
Accrued expenses	462
Accrued interest	167
Warranty reserve	40
Notes payable - related parties	500
Short term debt	141
Total current liabilities	1,627

Commitments and contingencies

Capital deficit
4% Cumulative preferred stock, $.01 par value ($1,500 aggregate liquidation
preference); 40,000,000 authorized; 1,000,000 issued and outstanding	10
Common stock, $.01 par value; 800,000,000 shares
authorized; 11,534,736 issued and outstanding	116
Additional paid in capital	64,683
Accumulated deficit	(64,952)
Total capital deficit	(143)

Total Liabilities and Capital Deficit	$1,484

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

3 of 14

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS AND THREE MONTHS ENDED APRIL 30, 2007 AND 2006
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	April 30		April 30
	2007	2006	2007	2006

Sales	$802	$1,052	$1,923	$2,207

Cost of sales	603	773	1,280	1,544
Gross profit	199	279	643	663

Selling, general and administrative
Personnel and related costs	225	205	483	401
Other	285	158	431	457
Total selling, general and administrative	510	363	914	858

Loss from operations	(311)	(84)	(271)	(195)

Other income (expense)	(6)	13	(6)	(1,947)

Net loss	$(317)	$(71)	$(277)	$(2,142)

Loss per share of common stock
Basic and diluted	$(0.027)	$(0.007)	$(0.024)	$(0.197)

Weighted average number of common shares outstanding
Basic and diluted	11,535	10,860	11,492	10,860

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

4 of 14

CONDENSED CONSOLIDATED STATEMENT OF CAPITAL DEFICIT
FOR THE SIX MONTHS ENDED APRIL 30, 2007
(Unaudited)
(in thousands, except per share data)

	Common Stock		Ser. B Preferred		Additional		Total
	Number	Dollar	Number	Dollar	Paid-In	Accumulated	Capital
	of Shares	Amount	of Shares	Amount	Capital	Deficit	Deficit

Balance, Oct. 31, 2006	11,359,849	$114	700,000	$7	$64,367	$(64,654)	$(166)

Issuance of series B preferred stock			300,000	3	297		300

Issuance of common stock for series B preferred stock dividend	174,887	2			19	(21)	-

Net loss						(277)	(277)

Balance, April 30, 2007	11,534,736	$116	1,000,000	$10	$64,683	$(64,952)	$(143)

The accompanying notes to condensed consolidated financial statements are an integral part of these statements

5 of 14

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED APRIL 30, 2007 AND 2006
(Unaudited)
(in thousands, except per share data)

	2007	2006
Cash flows from operating activities
Net loss	$(277)	$(2,142)
Adjustments to reconcile net loss used in operating activities:
Gain on sale of building	-	(216)
Depreciation	7	4
Expenses paid from debt financing	-	249
Options issued to investors during restructuring	-	2,186

Changes in current assets and liabilities
Accounts receivable-net	(339)	36
Inventory-net	(165)	242
Other current assets	23	45
Accounts payable	34	(262)
Accrued expenses	273	(167)
Net cash used in operating activities	(444)	(25)

Cash flows from investing activities
Proceeds from sale of building	-	1,445
Net cash provided by investing activities	-	1,445

Cash flows from financing activities
Proceeds from loan payable	-	248
Proceeds from issuance of series B preferred stock	300	-
Payments on long term debt	-	(1,180)
Net cash provided by (used in) financing activities	300	(932)

Net (decrease) increase in cash	(144)	488
Cash, beginning of period	319	146
Cash, end of period	$175	$634

Supplemental disclosure of cash flow information:
Cash paid for interest	-	$72

Issuance of common stock options for restructuring incentive expenses	-	$2,186

Issuance of common stock in extinguishment of long-term debt and related interest expense	-	$3,081

Issuance of series B preferred stock in extinguishment of long-term debt and related interest expense	-	$500

Conversion of series A preferred stock into common stock	-	$489

Expenses paid with the issuance of notes payable	-	$249

Issuance of note payment for extinguishment of short term bridge loan	-	$200

Forgiveness of debt as part of the sale of building	-	$30

Issuance of common stock for series B preferred stock dividend	$21	-

The accompanying notes to condensed consolidated financial statements are an integral part of these statements

6 of 14

Notes to condensed consolidated financial statements (unaudited)

1. Organization and Summary of Significant Accounting Policies:

(a) Basis of Presentation--The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-KSB, as filed with the SEC on February 13, 2007.

The accompanying condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position and the results of operations for the interim periods presented. The results of operations for an interim period are not necessarily indicative of the results of operations for a full fiscal year.

(b) Use of Estimates--The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosed amounts of contingent assets and liabilities at the date of the financial statements, and the amounts of revenues and expenses recognized during the reporting period. Actual results could differ from those estimates.

(c) Research and Development Expenses—The Company expenses research and development costs as incurred. Research and development expense was $61,236 for the six month period ended April 30, 2007.

2. Inventories

Stockroom inventories consist primarily of materials used by the Company for existing and anticipated contracts and materials and finished assemblies which are held to satisfy spare parts requirements of the Company’s customers. Those parts not expected to be sold within one year are classified as a non-current asset and fully reserved. The Company evaluates all inventories for obsolescence on a periodic basis and records estimated reserves accordingly.

Inventories as of April 30, 2007 consist of the following:	(in thousands)

Inventories Parts and sub-assemblies	$732
Work in Process	138
Obsolete Inventory	6,070
Total Inventory	6,940
Reserve for Obsolete Inventory	6,070
Net Inventory	$870

3. Short term debt

Short term debt at April 30, 2007 consist of the following:
In December 1998, the Company closed a private placement of approximately $3.45 million of 10% Subordinated Notes originally due in December 2000. As of April 30, 2007 all but $141 of this debt has been converted. Negotiations for the settlement of the remainder of this debt are ongoing. The debt is unsecured and callable under certain conditions.	$141

4. Notes payable-related parties

Notes Payable at April 30, 2007 consist of the following:
Notes Payable to investors; interest expense at 10% is to be paid monthly commencing January 31, 2007, including accrued and unpaid interest from 2006; principal and unpaid interest is due in full in December 2007. The note is secured by a first priority lien on all Company assets.	$500

7 of 14

5. Common stock

On December 15, 2006 the Company issued 174,887 shares of Common Stock with a par value of $0.01 in the amount of $20,986 ($0.12 per share) to a related party, SG DMTI Capital, LLC in lieu of the 4% annual cumulative dividend on the Series B Preferred Stock that was due on November 30, 2006.

6. Preferred stock

On December 6, 2006 the Company issued 300,000 shares of Series ‘B’ Preferred Stock with a par value of $0.01 to a related party, SG DMTI Capital, LLC. At January 31, 2007 the Company has 1,000,000 shares of Series ‘B’ Preferred Stock with a par value of $0.01 per share outstanding. The stock has a cumulative dividend of 4% per annum.

7. Loss per share of common stock

Basic and diluted loss per share of common stock are computed using the weighted-average number of shares of common stock outstanding during the period. Potentially dilutive securities have been excluded from the computation of diluted earnings per share, as their effect is antidilutive. If the Company had reported net income, diluted earnings per share would have included the shares used in the computation of net loss per share plus common equivalent shares related to 12,935,000 for outstanding options and warrants for the fiscal years 2007 and 2006.

8. Subsequent events

On May 24, 2007, Mr. Daniel Bertram resigned from his positions as a member of the Board of Directors, Chief Executive Officer and President of the Company. Mr. John Marceca was elected to serve as President and Chief Operating Officer.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto. The following discussion contains certain forward-looking statements that involve risk and uncertainties. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, risks and uncertainties related to the need for additional funds. We undertake no obligation to publicly release the results of any revisions to those forward-looking statements that may be made to reflect any future events or circumstances.

Business Overview

The Company designs, develops, and manufactures computers and computer peripheral equipment for military, industrial and commercial applications where reliable operation of the equipment in challenging environments is imperative. The systems and equipment are qualified for use in airborne, shipboard, and ground based applications. The Company’s product lines include a broad range of computers, computer workstations, servers, printers, plotters and monitors.

The Company offers military specified and ruggedized versions of flat panel monitors and other peripheral equipment (including computers, printers, keyboards and trackballs) encased in shock, vibration and temperature resistant chassis. The chassis produced by the Company are used in conjunction with its product by the military to house this sensitive ruggedized equipment. The Navy P3 Orion, Air Force AWACS and Army Fire-Finder programs all require rugged rack enclosures to protect the equipment from shock, vibration and other damage which may be experienced in a harsh operating environment. DataMetrics continues to focus upon increasing its presence in the military arena including United States Air Force avionics and ground-based systems as well as United States Army system diagnostics as well as increasing its presence in the mining sector and aviation industry, primarily with its electronic flight bag (EFB) controller. DataMetrics’ equipment is designed and qualified for use as part of commercial airlines cockpit systems.

For the year ended April 30, 2007, the Company has experienced slower than expected receipt of orders. Many of the military programs from which the Company anticipates generating its revenue have been rescheduled and military priorities have been reconsidered to account for short, medium, and long-term needs. The Company expects to see an increase in order activity in the remaining quarters and attributes the delay in orders due to a focus on budget spending for troops and munitions in the war effort in Afghanistan and Iraq. The following phases in this war and projected increase in overall military and defense spending may entail more sophisticated surveillance techniques and equipment, which will require data processing and peripheral equipment similar to the products we currently supply for the AWACS, P3 Orions aircraft and the armed forces.

8 of 14

RESULTS of OPERATIONS

For the Six Months Ended April 30, 2007

Sales. We had sales of $1,923,000 in the six months ended April 30, 2007 compared to $2,207,000 in the comparable period in 2006, a decrease of $284,000 or 12.9%. The decrease in sales for the six months ended April 30, 2007 is attributable mainly to a decrease in the receipt of orders from the U.S. Government and major Defense Contractors.

Cost of sales. We had cost of sales of $1,280,000 in the six months ended April 30, 2007, representing approximately 66.6% of sales, compared to cost of sales of $1,544,000 in the comparable period in 2006, which represented 69.9% of sales. The decrease of $264,000 or 17.1% was primarily due to the decrease in sales as previously discussed.

Gross profit. We had gross profit of $643,000 in the six months ended April 30, 2007 representing approximately 33.4% of sales, compared to a gross profit of $663,000 in the comparable period in 2006, which represented 30.0% of sales. The decrease of $20,000 was primarily attributable to the decrease in sales as previously discussed.

Selling, general and administrative expenses. We had selling, general and administrative, “SG&A” , expenses for the six months ended April 30, 2007 of $914,000, approximately 47.5% of sales, compared to $858,000 in the comparable period in 2006, which represented 38.9% of sales. This represents an increase of $56,000 or 6.53% in SG&A and is attributable mainly to increased personnel and related costs associated with an increase in headcount for the fiscal year.

Loss from operations. We had loss from operation for the six months ended April 30, 2007 of $(271,000) compared to loss from operations of $(195,000) in the comparable period in 2006, an increase of $76,000 or 38.9%. The increase in loss from operations is attributable mainly to a reduced sales volume of 12.9% and an increase in SG&A as previously discussed.

Other expense. We had other expense of $6,000 for the six months period ended April 30, 2007 compared to $1,947,000 in the comparable period in 2006, a decrease of $1,941,000 or 99.7%. The decrease was due primarily to warrants totaling 386,315,000 which were issued during 2006. The exercise price for the warrants was less than the market price of the stock resulting in stock based cost being recorded. The decrease is also due to a reduction in interest expense as a result of the debt restructuring that occurred on December 30, 2005 where the majority of long terms loans were either paid in full or converted into equity of the Company.

Net loss. We had net loss for the six months ended April 30, 2007 of $(277,000) compared to a net loss of $(2,142,000) in the comparable period in 2006. The large net loss in 2006 was due primarily to warrants totaling 386,315,000 which were issued during 2006. The exercise price for the warrants was less than the market price of the stock resulting in stock based cost in the amount of $2,186,000 being recorded.

For the Three Months Ended April 30, 2007

Sales. We had sales of $802,000 for the three months ended April 30, 2007 compared to $1,052,000 in the comparable period in 2006, a decrease of $250,000 or 23.7%. The decrease in sales for the three months ended April 30, 2007 is attributable mainly to a decrease in the receipt of orders from the U.S. Government and major Defense Contractors.

Cost of sales. We had cost of sales of $603,000 in the three months ended April 30, 2007, representing approximately 75.2% of sales, compared to cost of sales of $773,000 in the comparable period in 2006, which represented 73.5% of sales. The decrease of $170,000 or 22% was primarily due to the decrease in sales as previously discussed.

Gross profit. We had gross profit of $199,000 in the three months ended April 30, 2007 representing approximately 24.8% of sales, compared to a gross profit of $279,000 in the comparable period in 2006, which represented 26.5% of sales. The decrease of $80,000 or 28.7% was primarily due to the decrease in sales as previously discussed.

Selling, general and administrative expenses. We had selling, general and administrative, “SG&A” , expenses for the three months ended April 30, 2007 of $510,000, approximately 63.6% of sales, compared to $363,000 in the comparable period in 2006, which represented 34.5% of sales. This represents an increase of $147,000 or 40.5% in SG&A and is attributable mainly to increased personnel and related costs associated with an increase in headcount for the fiscal year.

9 of 14

Loss from operations. We had loss from operation for the three months ended April 30, 2007 of $(311,000) compared to loss from operations of $(84,000) in the comparable period in 2006, an increase of $227,000 or 270.2%. The increase in loss from operations is attributable mainly to a reduced sales volume of 23.7% and an increase in SG&A as previously discussed.

Other (expense)/income. We had other expense of $(6,000) for the three months period ended April 30, 2007 compared to other income of $13,000 in the comparable period in 2006, a decrease in other income of $19,000 or 146.1%. The decrease is primarily attributable to the debt restructuring that occurred on December 30, 2005 where the Company was able to negotiate favorable settlement terms with creditors.

Net loss. We had net loss for the three months ended April 30, 2007 of $(317,000) compared to a net loss of $(71,000) in the comparable period in 2006. The increase in net loss is due to a decrease in net sales, an increase in SG&A and other expenses as discussed in previously.

LIQUIDITY and CAPITAL RESOURCES

The Company's principal capital requirements have been to fund working capital. The Company has relied primarily on internally generated funds, private placement proceeds, and subordinated debt to finance its operations. The Company has no material commitments for capital expenditures which would affect its liquidity.

Net cash used in operations was $444,000 and $25,000 in 2007 and 2006 respectively. The change from 2006 to 2007 was primarily due to an increase in inventory levels to fulfill upcoming sales orders and as a result of the net loss.

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

The liquidity of the Company has been affected by net losses for the second quarter of 2007, and fiscal years 2006 and 2005, which raise doubt about the Company’s ability to continue as a going concern. The Company’s realization of assets and satisfactions of liabilities in the ordinary course of business are dependent upon several factors including the Company’s ability to secure additional funding through investment groups and the generation of sufficient cash flow to satisfy its obligations on a timely basis.

The Company as part of its plan towards resolving these issues has taken the actions described below. Management believes that its current and future plans provide an opportunity to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that may be necessary in the event the Company cannot continue as a going concern.

•
During fiscal year 2007, the operations and process of the Company are being analyzed and restructured to obtain greater efficiencies in production and distribution. Management continues to evaluate operations as well and has made several changes in management and personnel that are designed to improve product distribution, project completion and on-time delivery. Management believes that these efficiencies have positioned the Company to experience increased sales volume.

•
Effective May 24, 2007, Mr Daniel Bertram resigned his postion as a member of the Board of Directors, Chief Executive Officer and President of the Company. Mr. John Marceca was elected to serve as President and Chief Operating Officer.

•	On June 1, 2007 the Company successfully completed a reduction in force reducing annual payroll expense approximately $167,000 and reducing the employee headcount from 31 to 27 employees.

10 of 14

Off-Balance Sheet Arrangements

We have no off-balance arrangements to report.

11 of 14

Item 3. CONTROLS AND PROCEDURES

(A) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Principal Operating Officer and Principal Financial Officer of the effectiveness of the design and operation of the Company’s disclosure control and procedures. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company’s disclosure objectives. The Company’s Principal Operating Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures are in fact, effective at this reasonable assurance level as of the period covered. In addition, the Company reviewed its internal controls, and there have been no significant changes in its internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation or from the end of the reporting period to the date of this Form 10-QSB.

(B) Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the six months ended April 30, 2007 the Company’s Principal Operating Officer and Principal Financial Officer have determined that there are no changes to the Company’s internal controls over financial reporting that has materially affected, or is reasonable likely to materially affect, the Company’s internal controls over financial reporting.

12 of 14

PART II. Other Information

Item 1. LEGAL PROCEEDINGS

The Company is, from time to time, the subject of litigation, claims and assessments arising out of matters occurring during the normal operation of the Company's business. In the opinion of management, the liability, if any, under such current litigation, claims and assessments, that are material, have been properly accrued.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3. DEFAULTS UPON SENIOR SECURITIES

The Company is in default on certain unsecured indebtedness of $140,960 in principal and $99,847 in unpaid interest as the monthly payments of $10,000 that were to commence September, 2006 for the unpaid interest have not been paid as scheduled per the agreement.

The Company is in default on certain secured indebtedness of $500,000 in principal and $66,780 in unpaid interest as the monthly payments of $5,000 that were to commence January, 2007 for the unpaid interest have not been paid as scheduled by the agreement.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS AND OTHER INFORMATION

Signatures

Certifications

13 of 14

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:

DataMetrics Corporation

Registrant

By /s/ John Marceca

John Marceca

President & Chief Operating Officer

By /s/ Edward Kroning

Edward Kroning

Chief Financial Officer

14 of 14