Form 10QSB
period 2007-07-31
DATAMETRICS CORP
filed 2007-09-19
CIK 27082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(X)	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2007

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Number of shares outstanding of the issuer's common stock, par value $.01, outstanding as of September 19, 2007: 11,534,736 shares.

Transitional Small Business Disclosure Format (Check one): YES ☐  NO ☒

1 of 17

DataMetrics Corporation

Table of Contents

Page
Part I. Financial Information

Item 1 - Condensed Consolidated Financial Statements (Unaudited)

Condensed Consolidated Balance Sheet - July 31, 2007	3

Condensed Consolidated Statements of Operations --	4
Nine months ended July 31, 2007 and 2006
Three months ended July 31, 2007 and 2006

Condensed Consolidated Statement of Capital Deficit --	5
Nine months ended July 31, 2007

Condensed Consolidated Statements of Cash Flows --	6
Nine months ended July 31, 2007 and 2006

Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2 - Management Discussion and Analysis	9

Item 3 - Controls and Procedures	12

Part II - Other Information

Item 1 -- Legal Proceedings	13
Item 2 -- Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 3 -- Defaults upon Senior Securities	13
Item 4 -- Submission of Matters to a Vote of Security Holders	13
Item 5 -- Other Information	13
Item 6 -- Exhibits	13

Signatures	14

Certifications	15

2 of 17

CONDENSED CONSOLIDATED BALANCE SHEET
JULY 31, 2007
(Unaudited)
(in thousands, except per share data)

ASSETS
Current assets
Cash	$158
Accounts receivable, net of allowance for doubtful accounts of $1	294
Inventory, net of allowance for obsolete inventory of $5,797	850
Other current assets	12
Total current assets	1,314

Property and equipment
Furniture, fixtures and computer equipment	1,197
Machinery and equipment	555
Total property and equipment	1,752
Less accumulated depreciation	1,752
Net property and equipment	0

Total Assets	$1,314

LIABILITIES AND CAPITAL DEFICIT
Current liabilities
Accounts payable	$384
Accrued expenses	433
Accrued interest	183
Warranty reserve	40
Notes payable - related parties	500
Short term debt	141
Total current liabilities	1,681

Commitments and contingencies

Capital deficit
4% Cumulative preferred stock, $.01 par value ($1,500 aggregate liquidation
preference); 40,000 authorized; 1,000 issued and outstanding	10
Common stock, $.01 par value; 800,000 shares
authorized; 11,535 issued and outstanding	116
Additional paid in capital	64,683
Accumulated deficit	(65,176)
Total capital deficit	(367)

Total Liabilities and Capital Deficit	$1,314

The accompanying notes to condensed unaudited consolidated financial statements are an integral part of these statements.

3 of 17

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS AND THREE MONTHS ENDED JULY 31, 2007 AND 2006
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine months Ended
	July 31		July 31
	2007	2006	2007	2006

Sales	$643	$329	$2,566	$2,537

Cost of sales	482	529	1,762	2,073
Gross profit	161	(200)	804	464

Selling, general and administrative
Personnel and related costs	196	172	679	563
Other	171	199	602	667
Total selling, general and administrative	367	371	1,281	1,230

Loss from operations	(206)	(571)	(477)	(766)

Other income (expense)	(18)	6	(24)	(1,940)

Net loss	$(224)	$(565)	$(501)	$(2,706)

Loss per share of common stock
Basic and diluted	$(0.02)	$(0.05)	$(0.04)	$(0.31)

Weighted average number of common shares outstanding
Basic and diluted	11,535	11,115	11,507	8,794

The accompanying notes to condensed unaudited consolidated financial statements are an integral part of these statements.

4 of 17

CONDENSED CONSOLIDATED STATEMENT OF CAPITAL DEFICIT
FOR THE NINE MONTHS ENDED JULY 31, 2007
(Unaudited)
(in thousands)

	Common Stock		Ser. B Preferred		Additional		Total
	Number	Dollar	Number	Dollar	Paid-In	Accumulated	Capital
	of Shares	Amount	of Shares	Amount	Capital	Deficit	Deficit

Balance, Oct. 31, 2006	11,360	$114	700	$7	$64,367	$(64,654)	$(166)

Issuance of series B preferred stock			300	3	297		300

Issuance of common stock for series B preferred stock dividend	175	2			19	(21)	-

Net loss						(501)	(501)

Balance, July 31, 2007	11,535	$116	1,000	$10	$64,683	$(65,176)	$(367)

The accompanying notes to condensed unaudited consolidated financial statements are an integral part of these statements

5 of 17

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JULY 31, 2007 AND 2006
(Unaudited)
(in thousands)

	2007	2006
Cash flows from operating activities
Net loss	$(501)	$(2,706)
Adjustments to reconcile net loss used in operating activities:
Gain on sale of building	-	(216)
Depreciation	7	4
Expenses paid from debt financing	-	249
Options issued to investors during restructuring	-	2,186
Issuance of common stock in lieu of payment for director fee	-	50
Changes in current assets and liabilities
Accounts receivable-net	(214)	41
Inventory-net	(145)	259
Other current assets	31	46
Accounts payable	101	(321)
Accrued expenses	260	(134)
Net cash used in operating activities	(461)	(542)

Cash flows from investing activities
Proceeds from sale of building	-	1,445
Net cash provided by investing activities	-	1,445

Cash flows from financing activities
Proceeds from loan payable	-	248
Proceeds from issuance of series B preferred stock	300	-
Payments on long term debt	-	(1,180)
Net cash provided by (used in) financing activities	300	(932)

Net (decrease) increase in cash	(161)	(29)
Cash, beginning of period	319	146
Cash, end of period	$158	$117

Supplemental disclosure of cash flow information:
Cash paid for interest	-	$72

Issuance of common stock options for restructuring incentive expenses	-	$2,186

Issuance of common stock in extinguishment of long-term debt and related interest expense	-	$3,081

Issuance of series B preferred stock in extinguishment of long-term debt and related interest expense	-	$500

Conversion of series A preferred stock into common stock	-	$489

Expenses paid with the issuance of notes payable	-	$249

Issuance of note payment for extinguishment of short term bridge loan	-	$200

Forgiveness of debt as part of the sale of building	-	$30

Issuance of common stock in lieu of payment of directors fee	-	$50

Issuance of common stock for series B preferred stock dividend	$21	-

The accompanying notes to condensed unaudited  consolidated financial statements are an integral part of these statements

6 of 17

Notes to condensed consolidated financial statements (unaudited)

1. Organization and Summary of Significant Accounting Policies:

(a) Basis of Presentation—The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-KSB, as filed with the SEC on February 13, 2007.

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

(b) Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosed amounts of contingent assets and liabilities at the date of the financial statements, and the amounts of revenues and expenses recognized during the reporting period. Actual results could differ from those estimates.

(c) Research and Development Expenses—The Company expenses research and development costs as incurred. Research and development expense was $79,160 and $5,169 for the nine month period ended July 31, 2007 and 2006 respectively.

2. New Accounting Pronouncements

In June 2006, Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48 “Accounting for Uncertainty in Income Taxes”. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standard (“SFAS”) 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Management has not yet determined the impact this pronouncement will have on the Company’s financial statements.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States (“GAAP”), and expands disclosures about fair value measurements. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. DataMetrics is currently evaluating the requirements of SFAS 157 and has not yet determined the impact on the Company’s financial condition, results of operations or cash flows.

In February 2007, the FASB issued SFAS 159, “Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115”. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The statement is effective for fiscal years beginning after November 15, 2007. DataMetrics is currently evaluating the requirements of SFAS 159 and has not yet determined the impact on the Company’s financial condition, results of operations or cash flows.

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

Inventories as of July 31, 2007 consist of the following:	(in thousands)

Inventories Parts and sub-assemblies	$680
Work in Process	170
Obsolete Inventory	5,797
Total Inventory	6,647
Reserve for Obsolete Inventory	5,797
Net Inventory	$850

7 of 17

4. Short term debt

Short term debt at July 31, 2007 consist of the following:
In December 1998, the Company closed a private placement of approximately $3.45 million of 10% Subordinated Notes originally due in December 2000. As of July 31, 2007 all but $141 of this debt has been converted. Negotiations for the settlement of the remainder of this debt are ongoing. The debt is unsecured and callable under certain conditions.	$141

5. Notes payable-related parties

Notes Payable at July 31, 2007 consist of the following:
Notes Payable to investors; interest expense at 10% is to be paid monthly commencing January 31, 2007, including accrued and unpaid interest from 2006; principal and unpaid interest is due in full in December 2007. The note is secured by a first priority lien on all Company assets.	$500

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

8. Loss per share of common stock

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

9. Subsequent events

On August 31, 2007, Mr. Edward Kroning resigned his position as Chief Financial Officer of the Company. Mr. Kroning retains his position as Corporate Secretary of the Company. Ms. Tami Tharp was elected by the Board of Directors to serve as the interim Chief Financial Officer until her successor is appointed.

On September 4, 2007, the Company signed an agreement to increase the principal balance of the Secured Promissory Note from $500,000 to $570,000, a net increase of $70,000. The additional $70,000 did not alter any of the rights and obligations with respect to the Secured Promissory Note other than increasing the principal amount of the loan. The entire principal and any unpaid accrued and unpaid interest (which accrues at a rate of 10% per annum) is due in full in December 2007.

8 of 17

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

For the year ended July 31, 2007, the Company has experienced slower than expected receipt of orders. Many of the military programs from which the Company anticipates generating its revenue have been rescheduled and military priorities have been reconsidered to account for short, medium, and long-term needs. The Company expects to see an increase in order activity in the remaining quarter and attributes the delay in orders due to a focus on budget spending for troops and munitions in the war effort in Afghanistan and Iraq. The following phases in this war and projected increase in overall military and defense spending may entail more sophisticated surveillance techniques and equipment, which will require data processing and peripheral equipment similar to the products we currently supply for the AWACS, P3 Orions aircraft and the armed forces.

RESULTS of OPERATIONS

For the Nine months Ended July 31, 2007

Sales. We had sales of $2,566,000 in the nine months ended July 31, 2007 compared to $2,537,000 in the comparable period in 2006, an increase of $29,000 or 1.14%. The increase in sales for the nine months ended July 31, 2007 is attributable mainly to an increase in the receipt of orders from the U.S. Government and major Defense Contractors.

Cost of sales. We had cost of sales of $1,762,000 in the nine months ended July 31, 2007, representing approximately 68.67% of sales, compared to cost of sales of $2,073,000 in the comparable period in 2006, which represented 81.71% of sales. The decrease of $311,000 or 15.00% was primarily due to a reduction in manufacturing overhead and fixed costs that were recorded in the comparable period in 2006.

Gross profit. We had gross profit of $804,000 in the nine months ended July 31, 2007 representing approximately 31.33% of sales, compared to a gross profit of $464,000 in the comparable period in 2006, which represented 18.29% of sales. The increase of $340,000 was primarily attributable to the decrease in cost of sales as previously discussed.

Selling, general and administrative expenses. We had selling, general and administrative, “SG&A”, expenses for the nine months ended July 31, 2007 of $1,281,000 approximately 49.92% of sales, compared to $1,230,000 in the comparable period in 2006, which represented 48.48% of sales. This represents an increase of $51,000 or 4.15% in SG&A and is attributable mainly to increased personnel and related costs associated with an increase in headcount for the fiscal year.

9 of 17

Loss from operations. We had loss from operations for the nine months ended July 31, 2007 of $(477,000) compared to loss from operations of $(766,000) in the comparable period in 2006, a decrease of $289,000 or 37.73%. The net decrease in loss from operations is attributable mainly to a reduced cost of sales of 15.00 % and an increase in SG&A as previously discussed.

Other expense. We had other expense of $24,000 for the nine months period ended July 31, 2007 compared to $1,940,000 in the comparable period in 2006, a decrease of $1,916,000 or 98.76%. The decrease was due primarily to warrants totaling 386,315,000 which were issued during 2006. The exercise price for the warrants was less than the market price of the stock resulting in stock based cost being recorded. The decrease is also due to a reduction in interest expense as a result of the debt restructuring that occurred on December 30, 2005 where the majority of long terms loans were either paid in full or converted into equity of the Company.

Net loss. We had net loss for the nine months ended July 31, 2007 of $(501,000) compared to a net loss of $(2,706,000) in the comparable period in 2006. The large net loss in 2006 was due primarily to warrants totaling 386,315,000 which were issued during 2006. The exercise price for the warrants was less than the market price of the stock resulting in stock based cost in the amount of $2,186,000 being recorded.

For the Three Months Ended July 31, 2007

Sales. We had sales of $643,000 for the three months ended July 31, 2007 compared to $329,000 in the comparable period in 2006, an increase of $314,000 or 95.44%. The increase in sales for the three months ended July 31, 2007 is attributable mainly to an increase in the receipt of orders from the U.S. Government and major Defense Contractors.

Cost of sales. We had cost of sales of $482,000 the three months ended July 31, 2007, representing approximately 74.96% of sales, compared to cost of sales of $529,000 in the comparable period in 2006, which represented 160.79% of sales. The decrease of $47,000 or 8.88% was primarily due to a reduction in manufacturing overhead and fixed costs that were recorded in the comparable period in 2006.

Gross profit. We had gross profit of $161,000 in the three months ended July 31, 2007 representing approximately 25.04% of sales, compared to a gross profit of $(200,000) in the comparable period in 2006, which represented (60.79)% of sales. The increase of $361,000 or 180.50% was primarily due to the increase in sales as previously discussed.

Selling, general and administrative expenses. We had selling, general and administrative, “SG&A”, expenses for the three months ended July 31, 2007 of $367,000, approximately 57.08% of sales, compared to $371,000 in the comparable period in 2006, which represented 112.77% of sales. SG&A expenses, stated as a percentage of sales, decreased substantially between years due to increased sales for 2007 as compared to the same period in 2006.

Loss from operations. We had loss from operation for the three months ended July 31, 2007 of $(206,000) compared to loss from operations of $(571,000) in the comparable period in 2006, a decrease of $365,000 or 63.92%. The decrease in loss from operations is attributable mainly to an increased sales volume of 95.44%.

Other (expense)/income. We had other expense of $(18,000) for the three months period ended July 31, 2007 compared to other income of $6,000 in the comparable period in 2006, a decrease in other income of $24,000 or 400.00%. The increase in other expense is primarily attributable to directors compensation that was not recorded in the comparable period in 2006.

Net loss. We had net loss for the three months ended July 31, 2007 of $(224,000) compared to a net loss of $(565,000) in the comparable period in 2006. The decrease in net loss is due to an increase in sales as discussed previously.

LIQUIDITY and CAPITAL RESOURCES

The Company's principal capital requirements have been to fund working capital. The Company has relied primarily on internally generated funds, private placement proceeds, and subordinated debt to finance its operations. The Company has no material commitments for capital expenditures which would affect its liquidity.

Net cash used in operating activities was $461,000 and $542,000 in 2007 and 2006 respectively. The change from 2006 to 2007 was primarily due to an increase in inventory levels to fulfill upcoming sales orders and as a result of the net loss.

Net cash provided by investing activities in 2006 was $1,445,000 derived from the sale of the building. There were no investing activities in 2007.

10 of 17

Net cash provided / (used) by financing activities was $300,000 and $(932,000) in 2007 and 2006, respectively. The change from 2006 to 2007 was primarily related to the refinancing of the property located at 1717 Diplomacy Row, Orlando, FL., and the issuance of Preferred stock as described below.

The Company has generated much of the cash flow to sustain current operations through a combination of sales and from debt and equity transactions.

On December 6, 2006, the Company issued SGD 300,000 shares of Series B Preferred Stock for $300,000. As a result, an aggregate of 1,000,000 shares of shares of Series B Preferred Stock, the total amount of shares issuable under the Series B Preferred Stock and Warrant Purchase Agreement dated December 30, 2005, have been issued to SGD. The proceeds of the sale of the 300,000 shares were used for general working capital.

On December 15, 2006 the Company issued 174,887 shares of Common Stock with a par value of $0.01 in the amount of $20,986 to a related party, SG DMTI Capital, LLC in lieu of the 4% annual cumulative dividend on the Series B Preferred Stock that was due on November 30, 2006.

On September 4, 2007, the Company signed an agreement to increase the principal balance of the Secured Promissory Note from $500,000 to $570,000, a net increase of $70,000. The additional $70,000 did not alter any of the rights and obligations with respect to the Secured Promissory Note other than increasing the principal amount of the loan. The entire principal and any accrued and unpaid interest (which accrues at a rate of 10% per annum) is due in full in December 2007. The proceeds were used for general working capital.

The liquidity of the Company has been affected by net losses for the second and third quarters of 2007, and fiscal years 2006 and 2005, which raise doubt about the Company’s ability to continue as a going concern. The Company’s realization of assets and satisfactions of liabilities in the ordinary course of business are dependent upon several factors including the Company’s ability to secure additional funding through investment groups and the generation of sufficient cash flow to satisfy its obligations on a timely basis.

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

•
During fiscal year 2007, the operations and processes of the Company are being analyzed and restructured to obtain greater efficiencies in production and distribution. Management continues to evaluate operations as well and has made several changes in management and personnel that are designed to improve product distribution, project completion and on-time delivery. Management believes that these efficiencies have positioned the Company to experience increased sales volume.

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

Off-Balance Sheet Arrangements

We have no off-balance arrangements to report.

11 of 17

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

(B) Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the nine months ended July 31, 2007 the Company’s Principal Operating Officer and Principal Financial Officer have determined that there are no changes to the Company’s internal controls over financial reporting that has materially affected, or is reasonable likely to materially affect, the Company’s internal controls over financial reporting.

12 of 17

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3. DEFAULTS UPON SENIOR SECURITIES

The Company is in default on certain unsecured indebtedness of $140,960 in principal and $103,371 in unpaid interest as the monthly payments of $10,000 that were to commence September, 2006 for the unpaid interest have not been paid as scheduled per the agreement.

The Company is in default on certain secured indebtedness of $500,000 in principal and $79,280 in unpaid interest as the monthly payments of $5,000 that were to commence January, 2007 for the unpaid interest have not been paid as scheduled by the agreement.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS AND OTHER INFORMATION

Signatures

Certifications

13 of 17

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 19, 2007

DataMetrics Corporation

Registrant

By /s/ John Marceca
John Marceca

President & Chief Operating Officer

By /s/ Tami Tharp
Tami Tharp

Acting Chief Financial Officer

14 of 17