Form 10KSB
period 2007-10-31
DATAMETRICS CORP
filed 2008-01-25
CIK 27082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the annual period ended October 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF
Commission File Number 0-8567

DataMetrics Corporation
(Exact name of small business issuer as specified in it s charter)

Delaware	95-3545701
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

1717 Diplomacy Row, Orlando, FL 32809
(Address of principal executive offices)

407.251.4577
(Issuer’s telephone number)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of class:	Name of each exchange on which registered:
Common Stock, par value $0.01	OTC:BB

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒  NO ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐ NO ☒

Issuer’s revenue for the most recent fiscal year: $3,165,936

The aggregate market value of voting common equity held by non-affiliates of the Registrant was $1,732,805 as of January 23, 2008 based upon the closing price of the Registrant’s common stock reported for January 23, 2008. The number of shares of common stock of the Registrant outstanding as of January 23, 2008 is 11,552,035.

Transitional Small Business Disclosure Format (Check one):  YES ࿠ NO ☒

DATAMETRICS CORPORATION

FORM 10-KSB

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB contains forward-looking statements that involve

•	business and growth strategies;
•	financial condition and results of operations;
•	forecasts; and
•	trends.

Forward-looking statements generally can be identified by the use of forward-looking terminology such as 'believes,' 'expects,' 'may,' 'will,' 'intends,' 'plans,' 'should,' 'seeks,' 'pro forma,' 'anticipates,' 'estimates,' 'continues,' or other variations thereof (including their use in the negative), or by discussions of strategies, opportunities, plans or intentions. Such statements include but are not limited to statements under the captions 'Risk Factors,' 'Management's Discussion and Analysis of Financial Condition and Results of Operations, ' 'Business,' as well as captions elsewhere in this document. A number of factors could cause results to differ materially from those anticipated by such forward-looking statements, including those discussed under 'Risk Factors' and 'Business.'

In addition, such forward-looking statements necessarily depend upon assumptions and estimates that may prove to be incorrect. Although we believe that the assumptions and estimates reflected in such forward-looking statements are reasonable, we cannot guarantee that our plans, intentions or expectations will be achieved. The information contained in this registration statement, including the section discussing risk factors, identifies important factors that could cause such differences.

PART I

ITEM 1. BUSINESS - GENERAL

DataMetrics Corporation (the “Company”), which commenced operations in 1962, is a manufacturer of ruggedized information technology equipment, including computers, printers, workstations, monitors and chassis & enclosures, which are designed to work in harsh environments. The U.S. Military, major defense prime contractors, international military forces, commercial aviation, and heavy industry, such as mining, nuclear power generation, and oil & gas exploration, are the principal end-users of the Company’s products. The Company is primarily a customer driven, application-specific solutions provider. The Company has a core competency in the art and science of “ruggedization” that is at the base of everything it does.

While the specifics of “ruggedization” takes many forms, from strict MIL-specs to varied industrial requirements, its core competency can best be described by this definition: The Company market focus is the sale, design, development, and manufacture of electronic products into industries/applications where the readily-available commercial/industrial grade product would be subject to conditions/requirements that would render it ineffective or impractical for the user. The Company takes existing technology and applies “ruggedization” techniques to substantially increase life and/or usability in adverse user-defined conditions.

The Company has been in a multi-year transformation in an effort to refocus its core competencies. During this transformation process, it has made forays into new markets. During the fiscal year ended October 31, 2007 approximately 50% of its revenues came from military/defense applications. The Global War on Terror and other military operations continue to have a significant effect on the Company’s business. While much of the increase in the spending by the United States Department of Defense (the “DoD”) is in troop deployment and reconstruction, the Company has seen an increase in opportunities that are consistent with its activities. While there is no guarantee that these programs will be funded or that the Company will be the selected provider, it is an indicator of a shift in the focus of the DoD. The long design cycle for these programs creates an intangible cost in the form of rapid technological obsolescence. Some military programs that would have sought militarized equipment some years ago have modified the requirements to reflect a need for rugged or commercial products. This trend has tended to benefit sales of its rugged product line while impacting its sale of “ultra-rugged” MIL-spec equipment.

The Company has also made successful inroads into other industries which the Company hopes can benefit from its “ruggedization” core competency. For example, the Company designs, develops, and manufactures computers and peripheral equipment for mining, oil & gas exploration, nuclear power generation, and aggregate dredging, where reliable operation of the equipment in challenging environments is imperative.

BUSINESS STRATEGY

The Company’s goal is to continually improve its position as a supplier of ruggedized systems and equipment. Our strategies to achieve our objectives include:

•
Leverage Incumbent Relationships. We intend to leverage our relationships with government and industry decision-makers by continuing to deliver high levels of performance on our existing contracts. Our experience has shown that strong performance on existing contracts greatly enhances our ability to obtain additional business with our existing customer base. To accomplish this, we intend to continue to position ourselves as a “best value” provider for our customers. “Best value” is a DoD contracting theme which focuses supplier selection on a variety of criteria, including, but not limited to, suppliers’ past performance, rather than exclusively based on price.

•
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

The Company primarily uses a direct sales approach in the United States with several independent representatives in key areas. Internationally, the Company uses manufacturers’ representatives in key areas of Europe, Latin America and the Far East.

The Company strives to have its customers absorb most of the Company’s research and development and Non-Recurring Expenses (NRE). Despite limited resources, the Company makes a modest investment in research and development. This investment is not considered material at this time, though the impact for these products, such as commercial off-the-shelf (“COTS”) chassis and rugged mobile computers could be significant.

The Company’s commercial airline business unit continues to expand sales volume of its on-board electronic flight bag (EFB) computer which was introduced in 1996. In addition the Company has been sought out by airframe manufacturers to provide a new generation of products. As one of three main manufacturers of FAA certified printers in the world, the Company seeks to garner a greater market share in fiscal year 2008 by updating its current products to the current ARINC standards. The Company will invest to expand its product offering in fiscal year 2008 and provide technology updates to its current product offering.

COMPETITION

The primary business of the Company is the design and manufacture of application-specific products for military/defense applications and programs. As such, the Company is often an exclusive provider of goods and services. The Company focuses on collaborating with its customers for products that meet applications rather than marketing specific products. As such, the company’s success is much more dependant on its collaborative efforts with its customers as opposed to bidding against competitors. Overall, because of the breadth of the Company’s product line, the Company competes with different companies for various products. For its chassis’ the Company competes with ELMA, Hybricon, AP Labs and Carlo Gavazzi. The Company competes with Barco and DRS for monitors and with Miltope for printers. In its industrial offering, the Company competes with JLT Mobile Computing and a host of rack-mounted computer manufacturers.

The Company's competitive position in its market segments have been guided by the experience of its technical personnel in their respective specialized fields of Rugged computer and peripheral product design; its broad range of products; its ability to design and manufacture its products to meet customers' specifications; its specialized manufacturing and testing facilities; its long association with many of its customers and its managerial and marketing expertise in dealing with commercial customers, prime Military/Defense contractors and the DoD. The Company believes that once a particular supplier's computer and/or peripheral products have been selected for incorporation in a military or commercial program, further competition by other vendors during the life cycle of that program is limited.

The extent of competition for any single project generally varies according to the complexity of the product and the dollar value of the anticipated award. The Company believes that it competes on the basis of:

•	Its “closeness to the customer”; a cultural belief in building strong customer loyalty through personal contact and professional attentiveness;

•	Accumulated technical knowledge and expertise;

•	The performance, flexibility, and price of its products;

•	Reputation for prompt and responsive contract performance; and

•	Breadth of its product lines.

The success of the Company will largely depend upon its ability to leverage business within our existing customer base, establish new customers in both new and existing markets, and identify new program opportunities early enough to be in on the “ground floor”.

SOURCES OF SUPPLY

The Company is generally not dependent upon any one supplier for any raw material or component we purchase. There are available alternative sources for such raw materials and components which help the Company maintain its costs.

SIGNIFICANT CUSTOMERS AND MATTERS CONCERNING DOD BUSINESS

Most of the customers for the Company's products are the DoD and prime contractors operating under programs funded by the DoD. Because the Company's products are intended to function as subsystems, they are sold to customers which manufacture, sell or use data processing or data communication systems which utilize a processing, printing, recording or data entry function for which the Company's products are suited. While the Company may be a subcontractor on a government program with an aggregate budget of billions of dollars extending over as long as a ten-year period, the Company's share of the budget for any major program is relatively small, generally 1-10% of the budget, depending on the scope.

INTELLECTUAL PROPERTY RIGHTS

The Company's policy is to obtain appropriate proprietary rights protection for any potentially significant new technology acquired or developed by the Company. The Company has a trademark registration covering its "DmC"(R) logo and for the Condor and Harrier printer products.

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

While management believes that the Company's trademarks, and other proprietary know-how have significant value, changing technology and COTS initiatives within the DoD, makes the Company's future success dependent principally upon its employees' technical competence and creative skills for continuing innovation and ability to adapt to the needs of its customers.

DEFENSE INDUSTRY

Contracts with the U.S. government as well as with U.S. government prime contractors are typically at a fixed price with a delivery cycle of 3 to 12 months. Contracts under any particular program are being subject to further funding and negotiation. The Company's defense contracts contain customary provisions permitting termination at any time at the convenience of the customer and providing for payment for work-in-progress should the contract be canceled.

During the fiscal year ended October 31, 2007, the Company's largest customers were the U.S. Government, Lockheed Martin and American Airlines which accounted for 52% of sales. The loss of any one of these customers could have a material adverse impact on the Company’s operations and financial condition. The Company believes that it has a good reputation with its customers for quality and delivery of its products and services.

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

SERVICE

Pursuant to maintenance agreements, repair orders or warranty provisions, the Company generally services its printers with its own employees at its facility. The Company sells in-house, non-warranty repairs and maintenance service. For both military and commercial products, the Company's standard warranty period is ninety days, although longer warranty periods are available for an additional charge.

The Company also sells spare parts and documentation, such as handbooks, operational manuals, schematics and other technical data to assist its customers in maintaining their own equipment.

RESEARCH AND DEVELOPMENT

For the year ended October 31, 2007 and 2006, we have incurred approximately $139,987 and $40,401 respectively for research and development.

BACKLOG

The Company's backlog of funded orders not yet recognized as revenue at October 31, 2007 and October 31, 2006 was approximately $1,176,515 and $1,870,390 respectively. Seventy nine percent (79%) of the backlog at October 31, 2006 was realized during the fiscal year ended October 31, 2007. In fiscal year 2008, the Company hopes to realize the majority of this backlog as revenue.

MARKETING

The Company has an in-house marketing group that is comprised of experienced technical professionals who are familiar with the government agencies and companies that comprise our target markets. The Company also uses independent manufacturer sales representatives where it is deemed applicable and cost effective, both domestically and abroad.

HAZARDOUS MATERIALS, GOVERNMENT REGULATION AND ENVIRONMENTAL REGULATIONS

The Company’s operations necessarily involve the controlled use of hazardous materials and chemicals which are subject to various federal, state and local laws regulating the discharge of materials into the environment. Management believes the Company is in compliance with all material aspects of such rules and safety procedures for handling and disposing of such materials; however, the risk of accidental contamination or injury from these materials cannot be completely eliminated. Compliance has not had a material effect upon capital expenditures, earnings or the Company’s competitive position.

EMPLOYEES

The Company employed 32 persons on a full-time basis as of October 31, 2007, compared to 28 persons on a full-time basis as of October 31, 2006. None of our employees are covered by a collective bargaining agreement, nor have we experienced a strike or other adverse work stoppage due to organized labor. Management is not aware of any efforts by employees or outside organizers to create any type of labor union. Management believes that the employer/employee relationship environment is such that labor organization activities are unlikely to occur.

AVAILABLE INFORMATION

The Company’s internet address is: http://www.datametrics.com. The Company files reports with the Securities and Exchange Commission (“SEC”) as required by SEC rules and regulations on Form 10-QSB and Form 10-KSB these reports are available to the public to read and copy at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C.

The Company is an electronic filer with the SEC and these reports are available through the SEC internet site (http://www.sec.gov). Copies of documents filed with the SEC are also available free of charge upon request.

ITEM 2. PROPERTIES.

The Company's operations are conducted from a 43,000 square foot manufacturing facility in Orlando Florida, which the Company originally purchased in December 1997 and later sold to SG DMTI Capital, LLC (“SGD”), one of the Company’s principal stockholders, for $1,500,000 effective November 1, 2005. Contemporaneously with the sale, SGD and the Company entered into a five-year triple net lease with an annual rent obligation of $150,000. The property is adequately insured. Property taxes are approximately $27,500 per year and are to be paid by the Company.

ITEM 3. LEGAL PROCEEDINGS.

On November 5, 2007, Duos Technologies, Inc. filed a case in circuit court in Duval County, Florida against the Company, and its former President, Daniel Bertram. Duos claims damages of $90,000 which was paid to the Company pursuant to a letter of intent in 2007. Duos is proceeding on four separate counts: (1) breach of contract, (2) fraud in the inducement, (3) negligent misrepresentation and (4) unjust enrichment. The Company disputes these claims and believes them to be without merit. The Company is contesting the action, but there can be no assurance as to the outcome of the litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the year ended October 31, 2007 through the solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the Over the Counter Bulletin Board “OTC-BB” under the symbol 'DMCP’ we have issued no other classes of stock.

As of October 31, 2007, there were approximately 316 shareholders of record of our common stock and 11,552,035 shares outstanding.

The Company has not previously declared or paid any dividends on our common stock and does not anticipate declaring or paying any cash dividends in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on the Company's earnings, if any, its capital requirements, and financial condition and other such factors as the Board of Directors may consider.

The following table shows the high and low bid prices of our common stock as quoted on the OTC-BB, by quarter, during each of our last two fiscal years ended October 31, 2007 and 2006. These market quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions.

	Market Prices
Quarter	2007		2006
	High	Low	High	Low
First quarter	$0.15	$0.15	$0.99	$0.45
Second quarter	0.36	0.36	0.90	0.02
Third quarter	0.36	0.21	0.10	0.10
Fourth quarter	0.30	0.30	0.12	0.12

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto. The following discussion contains certain forward-looking statements that involve risk and uncertainties. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, risks and uncertainties related to the need for additional funds, the rapid growth of the operations and our ability to operate profitably after the initial growth period is completed. We undertake no obligation to publicly release the results of any revisions to those forward-looking statements that may be made to reflect any future events or circumstances.

RESULTS OF OPERATIONS

Fiscal Year 2007 Compared With Fiscal Year 2006.

Sales. We had sales of $3,166,000 for the fiscal year ended October 31, 2007 compared to $3,204,000 in the comparable period in 2006, a decrease of $38,000 or 1%. The decrease in sales is attributable mainly to a decrease in the receipt of orders from our customers.

Cost of sales. We had cost of sales of $2,322,000 for the fiscal year ended October 31, 2007, representing approximately 73% of sales, compared to cost of sales of $2,550,000 in the comparable period in 2006, which represented 80% of sales. The decrease of $228,000 or 10% was primarily due to a reduction in manufacturing overhead and fixed costs that were recorded in the comparable period in 2006.

Gross profit. We had gross profit of $844,000 for the fiscal year ended October 31, 2007 representing approximately 27% of sales, compared to a gross profit of $654,000 in the comparable period in 2006, which represented 20% of sales. The increase of $190,000 was primarily attributable to decrease in cost of sales as previously discussed.

Selling, general and administrative expenses. We had selling, general, and administrative, “SG&A”, expenses for the fiscal year ended October 31, 2007 of $1,949,000 or approximately 62% of sales, compared to $1,564,000 in the comparable period in 2006, which represented 49% of sales. This represents an increase of $385,000 or 20% in SG&A and is attributable mainly to increased personnel and related costs associated with an increase in headcount for the year and increases in fixed costs.

Loss from operations. We had loss from operations of $(1,105,000) for the fiscal year ended October 31, 2007 compared to loss from operations of $(910,000) in the comparable period in 2006, an increase of $195,000 or 17%. The net loss from operations is attributable mainly to an increase in SG&A of 20% as discussed previously.

Other expense. We had other expense of $396,000 for the fiscal year ended October 31, 2007 compared to other expense of $1,990,000 in the comparable period in 2006, a decrease of $1,594,000 or 80%. The decrease was primarily due to the issuance to SGD of a warrant to purchase 386,314,860 shares of common stock (on a pre-one for thirty reverse split basis) during the fiscal year ending October 31, 2006 (the “SGD Warrant”) in the amount of $2,186,000. The decrease is also due to a reduction in interest expense as a result of the debt restructuring that occurred on December 30, 2005 where the majority of long term loans were either paid in full or converted into equity of the Company.

Net loss. We had a net loss of $(1,501,000) for the fiscal year ended October 31, 2007 compared to a net loss of $(2,900,000) in the comparable period in 2006. The large net loss in 2006 was due primarily to the issuance of the SGD Warrant. The exercise price for the SGD Warrant was less than the market price of the stock resulting in stock based cost in the amount of $2,186,000 being recorded.

Management has determined that, based on the Company's historical losses from recurring operations, the Company will most likely not recognize its net deferred tax assets at October 31, 2007. Ultimate recognition of these tax assets is dependent, to some extent, on the future revenue levels and margins of the Company. It is the intention of management to assess the appropriate level for the valuation allowance each quarter.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal capital requirements have been to fund working capital. The Company has relied primarily on shareholder loans, private placement proceeds, and subordinated debt to finance its operations. The Company has no material commitments for capital expenditures which would affect its liquidity.

Net cash used in operations was $802,000 in 2007 as compared to $533,000 in 2006. The change from 2007 to 2006 was due primarily to net loss and lower than expected sales volume.

Net cash provided by investing activities in 2006 was $1,438,000. There were no investing activities in 2007. The change from 2007 to 2006 was due primarily to the sale of the building.

Net cash provided /used by financing activities were $485,000 and ($732,000) in 2007 and 2006, respectively. The change from 2007 to 2006 was primarily related to the refinancing of the Property located at 1717 Diplomacy Row, Orlando, FL., and the restructuring that took place on December 30, 2006 as described in Note 16 to the accompanying financial statements.

The Company has generated much of its cash flow to sustain current operations through a combination of sales and through debt and equity transactions.

On December 6, 2006, the Company issued SGD 300,000 shares of Series B Preferred Stock for $300,000. As a result, an aggregate of 1,000,000 shares of Series B Preferred Stock, the total amount of shares issuable under the Series B Preferred Stock and Warrant Purchase Agreement dated December 30, 2005, have been issued to SGD. The proceeds of the sale of the 300,000 shares were used for general working capital.

On December 15, 2006 the Company issued 174,887 shares of Common Stock with a par value of $0.01 in the amount of $20,986 to SGD in lieu of the 4% annual cumulative dividend on the Series B Preferred Stock that was due on November 30, 2006.

On September 4, October 9, December 4, and December 11, 2007, the Company signed agreements with SGD to increase the principal balance of the Secured Promissory Note by $70,000, $60,000, $100,000, and $50,000, respectively, to an aggregate of $800,000. The additional debt did not alter any of the rights and obligations with respect to the Secured Promissory Note other than increasing the principal amount of the loan. The entire principal and any accrued and unpaid interest (which accrues at a rate of 10% per annum) is due in full December 2008. The proceeds were used for general working capital.

On December 18, 2007, the Company executed a Master Revolving Note (the “Comerica Note”) in favor of Comerica Bank (“Comerica”) in the aggregate principal amount of $500,000 (the “Principal Amount”). The Comerica Note accrues interest at a rate equal to the prime rate plus three percent (3%). Pursuant to the Comerica Note, the Company has the right to request advances, from time to time, up to the Principal Amount. Accrued interest on the Note shall be payable monthly commencing in February 2008 until December 1, 2008 (the “Maturity Date”) at which time the payment of the then outstanding Principal Amount plus any accrued but unpaid interest shall be due and payable. So long as any amounts are due and payable under the Note, as the Company collects revenues from its account receivables, such revenues shall automatically be applied to repay any such amounts due under the Comerica Note. As security for the Comerica Note, two (2) letters of credit were issued to Comerica, each in the amount of $267,500 (the “Letters of Credit”). The Letters of Credit were supplied by Philip S. Sassower (“Sassower”) and JAG Multi Investments, LLC, a limited liability company (“JAG”) managed by Alexander Goren (“Alexander”)(Sassower and JAG are hereinafter collectively referred to as the “Guarantors”). Alexander is the father of Andrea Goren, who, along with Sassower, are the members of SG Phoenix Ventures LLC, the managing member of SGD. As consideration for the issuance of the Letters of Credit, the Company paid the Guarantors an aggregate fee of $25,000, which such amount was added to the principal amount of the Secured Promissory Note as described below. As additional consideration for the Guarantors issuing the Letters of Credit, the Company executed a secured demand promissory note in favor of the Guarantors in the aggregate maximum principal amount of $535,000 (the “Guarantor Note”). The obligations of the Company under the Guarantor Note shall not take effect until such time, if ever, that Comerica enforces any of its rights by drawing funds against the Letters of Credit. At such time that Comerica enforces its rights against the Letters of Credit, then the Guarantor Note shall be in full force and effect to the extent of the amounts drawn against the Letters of Credit. The Guarantor Note is secured by substantially all of the assets of the Corporation and, pursuant to the terms of a side letter between, among others, the Guarantors and SGD, ranks pari passu with the Secured Promissory Note. As of January 23, 2008 the Company has been advanced $485,000 of the principal amount of the Comerica note and $185,000 has been repaid on the principal amount of the Comerica note, resulting in a net borrowing $300,000. The funds received from the Comerica Note are being used for general working capital, including payroll.

On December 18, 2007, the Company signed an agreement to increase the principal balance of the Secured Promissory note from $800,000 to $925,000, a net increase of $125,000, which includes $100,000 of accrued and unpaid interest on the Original Secured Promissory note that is being converted to principal and $25,000 for facilitating the issuance of the Letters of Credit. The additional $125,000 did not alter any of the rights and obligations with respect to the Secured Promissory Note other than increasing the principal amount of the loan. In addition this agreement extends the original due date of the Secured Promissory Note to December 15, 2008.

On December 21, 2007, the Company paid an amount of $70,000 in principal and $211 in interest against the Secured Promissory note; thereby reducing the principal balance to $855,000.

Even though the Company has incurred losses over the past several years, Management has taken action to ensure the Company will continue as a going concern. In addition, the Company has a backlog of $1,176,515 at October 31, 2007. The Company believes that SGD, the holder of the Secured Debt, all of the outstanding Series B Preferred Stock and the warrant exercisable for 50% of the Company’s outstanding common stock may be willing to provide the financial resources to properly finance the growth of the Company. Based on the past investments made by SGD, Management believes SGD to be a long term investor that may be willing to provide financial resources in the event of shortfalls while the Company invests in new products and infrastructure. Consequently, Management believes that these actions will enable the Company to continue as a going concern through October 31, 2008 but there is no assurance that SGD will continue to be willing to provide necessary financing.

OFF BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements to report.

DEFAULTS UPON SENIOR SECURITIES

The Company is in default on a certain unsecured subordinated note to the Rich Family Trust of $140,960 in principal; and $106,895 in unpaid interest as the monthly payments of $10,000 that were to commence September, 2006.

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

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DATAMETRICS CORPORATION

Report of Independent Registered Public Accounting Firm

To the Audit Committee, Board of Directors and Stockholders
DataMetrics Corporation and Subsidiary
Orlando, Florida

We have audited the accompanying consolidated balance sheets of DataMetrics Corporation and Subsidiary as of October 31, 2007 and 2006, and the related consolidated statements of operations, capital deficit, and cash flows for the years then ended October 31, 2007 and October 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DataMetrics Corporation and Subsidiary as of October 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Davis, Monk & Company

DAVIS, MONK & COMPANY

January 25, 2008

CONDENSED CONSOLIDATED BALANCE SHEETS
For the years ended October 31, 2007 and 2006
DataMetrics Corporation and Subsidiary
(in thousands)

	2007	2006
ASSETS
Current assets
Cash	$2	$319
Accounts receivable (net of allowance for doubtful accounts of $63 for 2007 and $0 for 2006)	146	80
Inventory (net of allowance for obsolete inventory of $5,785 for 2007 and $6,070 for 2006)	456	705
Other current assets	12	43
Total current assets	616	1,147

Property and equipment
Furniture, fixtures and computer equipment	1,197	1,197
Machinery and equipment	555	555
Total property and equipment	1,752	1,752
Less accumulated depreciation	(1,752)	(1,745)
Net property and equipment	-	7
Total Assets	$616	$1,154

LIABILITIES AND CAPITAL DEFICIT

Current liabilities
Accounts payable	$493	$283
Accrued expense	222	216
Warranty reserve	48	40
Accrued interest payable	200	134
Deposits	95	6
Notes payable - related parties	685	-
Short term debt	141	141
Total current liabilities	1,884	820

Long term liabilities
Notes payable - related parties	-	500
Total liabilities	-	1,320

Capital deficit
4% Cumulative preferred stock, ($1,500 aggregate liquidation preference)	10	7
Common stock	116	114
Additional paid In capital	64,782	64,367
Accumulated deficit	(66,176)	(64,654)
Total capital deficit	(1,268)	(166)
Total Liabilities and Capital Deficit	$616	$1,154

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
For the years ended October 31, 2007 and 2006
DataMetrics Corporation and Subsidiary
(in thousands, except per share data)

	2007	2006
Sales	$3,166	$3,204

Cost of sales	2,322	2,550

Gross profit	844	654

Selling, general and administrative expenses
Personnel and related costs	995	790
Other	954	774
Total selling, general and administrative	1,949	1,564

Loss from operations	(1,105)	(910)

Other income and expense
Restructuring expense	-	(2,186)
Inventory adjustment to market	(360)	-
Interest expense	(66)	(109)
Directors compensation	(33)	(54)
Forgiveness of payables	-	80
Other income	63	279
Total other expense	(396)	(1,990)

Net loss	$(1,501)	$(2,900)
Loss per share on common stock,
Basic and diluted	$(0.13)	$(0.31)

Weighted average number of common shares outstanding,
Basic and diluted	11,514	9,441

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

CONDENSED CONSOLIDATED STATEMENT OF CAPITAL DEFICIT
For the years ended October 31, 2007 and 2006
DataMetrics Corporation and Subsidiary
(in thousands)

	Common Stock		Ser.A Preferred		Ser.B Preferred
	Number of Shares	Dollar Amount	Number of Shares	Dollar Amount	Number of Shares	Dollar Amount	Add'l Paid In Capital	Accum Deficit	Total Capital Deficit
Balance at October 31, 2005	1,070	$11	893	$9	-	$-	$58,452	$(61,754)	$(3,282)
Conversion of DMTR loan of $2.9 million plus accrued interest	8,158	82					2,998		3,080
Conversion of Series A Preferred Stock into Common Stock	1,632	16	(893)	(9)			(7)		-
Conversion of 12% Bridge loan into Series B Preferred Stock					500	5	495		500
Warrants for the purchase of 12,877,162 shares of Common Stock							2,186		2,186
Issuance of Common Stock to officers & directors	500	5					45		50
Issuance of Series B Preferred Stock					200	2	198		200
Net Loss								(2,900)	(2,900)
Balance at October 31, 2006	11,360	$114	-	$-	700	$7	$64,367	$(64,654)	$(166)
Issuance of Series B Preferred Stock					300	3	297		300
Issuance of Common stock for Series B Preferred Stock dividend	175	2					19	(21)	-
Stock based compensation							99		99
Net Loss								(1,501)	(1,501)
Balance at October 31,2007	11,535	$116	-	$-	1,000	$10	$64,782	$(66,176)	$(1,268)

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended October 31, 2007 AND 2006
DataMetrics Corporation and Subsidiary
(in thousands)

	2007	2006
Cash flows from operating activities
Net loss	$(1,501)	$(2,900)
Adjustments to reconcile net loss to net cash used in operating activities
Gain on sale of building	-	(216)
Bad debt expense	63	-
Depreciation	7	4
Write down of inventory	360	-
Compensatory stock options	99	-
Expenses paid with equity instruments	-	249
Warrants issued to investors during restructuring	-	2,186
Directors fee paid with Common Stock	-	50
Changes in assets and liabilities
Accounts receivable	(129)	190
Inventories	(111)	202
Prepaid expenses and other current assets	31	51
Accounts payable	210	(209)
Accrued expenses	161	(140)
Accrued warranty expense	8	-
Net cash used in operating activities	(802)	(533)
Cash flows from investing activities
Proceeds from sale of building	-	1,445
Capital expenditures for equipment	-	(7)
Net cash provided by investing activities	-	1,438
Cash flows from financing activities
Proceeds from issuance of Series B Preferred Stock	300	200
Proceeds from notes payable -related party	185	248
Payments on long-term debt	-	(1,180)
Net cash provided by (used in) financing activities	485	(732)

Net (decrease) increase in Cash	(317)	173
Cash, Beginning of year	319	146
Cash, End of year	$2	$319

Supplemental Disclosure of Cash Flow Information

Cash paid for interest	$-	$72
Mortgage Payable Paid by Loan from Related Party	$-	$751
Restructuring Expenses Associated with Issuing Stock Warrants	$-	$2,186
Conversion of Long Term Debt and Related Accrued Interest into Common Stock	$-	$3,081
Conversion of Long Term Debt and Related Accrued Interest into Series B Preferred Stock	$-	$500
Conversion of Long Term Debt and Related Accrued Interest into Series A Preferred Stock	$-	$489
Expenses Paid with the Issuance of Notes Payable	$-	$249
Payment of Short Term Bridge Loan by Issuing New Note Payable	$-	$200
Forgiveness of Debt as part of the Sale of Building	$-	$30
Payment of Director's Fees by Issuing Common Stock	$-	$50
Common Stock issued for Preferred Stock Dividend	$21	$-

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

DATAMETRICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2007

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Corporate Organization: The Company was incorporated in California in October 1962 and was reincorporated in Delaware in April 1987. The Company is engaged primarily in the design, development, manufacture and sale of high-speed, non-impact printers; high-resolution, non-impact printer/plotters; and ruggedized computers and computer workstations.

b. Inventories: Inventories are stated at the lower of cost or market and consist of raw materials, manufactured and purchased products. Cost is determined by the first-in, first-out method.

c. Property and Equipment: Property and equipment are recorded at cost. The Company provides for depreciation using the straight-line method over the estimated useful lives of the respective assets, which range from 5 to 39 years. Expenditures for repairs and maintenance are charged to operations as incurred.

d. Revenue Recognition: The Company recognizes revenue upon shipment of its product from its warehouse facilities. Revenue is generated primarily from the sales of high-speed, non-impact printers; high-resolution, non-impact printer/plotters; and ruggedized computers and computer workstations.

e. Accounts Receivable: Accounts receivable is stated at the amount management expects to collect from outstanding balances. Management provides for uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts, past credit history with customers and their current financial condition. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to trades accounts receivable. At October 31, 2007, the allowance for doubtful accounts was $62,578. The Company has no policy requiring collateral or security to support its account receivable. The Company does not have a policy of charging interest on overdue receivables. Because of uncertainties in the estimation process, it is at least reasonably possible that management’s estimate of account losses and the related allowance will change in the near term and could be material to the financial statements. For the years ended October 31, 2007 and 2006, bad debt expense was approximately $63,964 and $0 respectively.

f. Advertising Costs: Advertising and sales promotion costs are expensed as incurred and charged to selling, general and administrative costs. Total advertising and sales promotion expense amounted to approximately $25,830 and $25,084 in 2007 and 2006, respectively.

g. Use of estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosed amounts of contingent assets and liabilities at the date of the financial statements, and the amounts of revenues and expenses recognized during the reporting period. Actual results could differ from those estimates.

h. Financial Instruments Fair Value, Concentration of Business and Credit Risks: The carrying amount reported in the balance sheet for cash, accounts receivable, accounts payable and accrued expenses approximates fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount reported in the accompanying balance sheet for long term debt approximates fair value because the actual interest rates do not significantly differ from current rates offered for instruments with similar characteristics. Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade accounts receivable which amount to approximately $145,909. The Company performs periodic credit evaluations of its trade customers and generally does not require collateral.

i. Income Taxes:  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to an amount more likely expected to be realized.

j. Cash: The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company believes it is not exposed to any significant risks on cash.

DATAMETRICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2007

k. Accounting for the Impairment of Long-Lived Assets:  The Company follows the guidance under Statement of Financial Accounting Standards No. 144 (SFAS 144) "Accounting for the Impairment of Long-Lived Assets to be Disposed of." SFAS 144 required impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the asset's carrying amount. SFAS 144 also addressed the accounting for long-lived assets that are expected to be disposed of. Management has determined that there is no impairment of long-lived assets as of October 31, 2007 and 2006.

l. Hazardous Materials: The Company’s operations necessarily involve the controlled use of hazardous materials and chemicals which are subject to various federal, state and local laws regulating the discharge of materials into the environment. Management believes the Company is in compliance with all such rules and safety procedures for handling and disposing of such materials; however, the risk of accidental contamination or injury from these materials cannot be completely eliminated. Compliance has not had a material effect upon capital expenditures, earnings or the Company’s competitive position.

m. Basic and Diluted Net Loss per Common Share: Basic and diluted net loss per share are computed using the weighted-average number of shares of common stock outstanding during the period. Potentially dilutive securities have been excluded from the computation of diluted earnings per share, as their effect is anti-dilutive. If the Company had reported net income, diluted earnings per share would have included the shares used in the computation of net loss per share plus common equivalent shares related to 14,825,000 and 12,935,000 outstanding options and warrants for the fiscal years 2007 and 2006 respectively.

n. Statement of Cash Flows: For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

o. Shipping and Handling Charges: The Company reports shipping and handling fees charged to customers as part of net sales and the associated expense as a part of cost of sales.

p. Share based compensation: The Company awards share based compensation to employees and directors under a Stock Incentive Plan adopted in 2006 and to others periodically, as compensation for services rendered. Effective November 2006, the Company adopted Statement of Financial Accounting Standard No. 123R, “Share Based and Payment” (“SFAS 123R”). The adoption of SFAS 123R did not have a material impact on our share based compensation expense for the year ended October 31, 2007. The Company recognizes compensation expense on a straight line basis over the period the award is earned.

NOTE 2 - ACQUISITION OF SUBSIDIARY

In 2001, the Company formed Peripheral Equipment Acquisition Corporation (PEAC) to acquire 100% of the stock of Peripheral Equipment Corporation. PEAC changed its name to Peripheral Equipment Corporation following the merger of Peripheral Equipment Corporation into PEAC. Peripheral Equipment Corporation has been inactive since 2002. Consequently no income or expense from this subsidiary is reported for the years ended October 31, 2007 and 2006.

NOTE 3 - NEW ACCOUNTING PRONOUNCEMENTS

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

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States (“GAAP”), and expands disclosures about fair value measurements. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the requirements of SFAS 157 and has not yet determined the impact on the Company’s financial condition, results of operations or cash flows.

In February 2007, the FASB issued SFAS 159, “Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115”. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The statement is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the requirements of SFAS 159 and has not yet determined the impact on the Company’s financial condition, results of operations or cash flows.

DATAMETRICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2007

NOTE 4 - INVENTORIES

At October 31, 2007 and 2006 inventories consist of the following (in thousands):

	2007	2006
Inventory Parts/Sub-Assemblies	$648	$599
Work in Process	168	106
Finished Goods	0	0
Obsolete Inventory	5,425	6,070
Total Inventory	6,241	6,775
Adjustment for Market Value	(5,785)	(6,070)
Net Inventory	$456	$705

Inventory parts and sub-assemblies consist primarily of materials used by the Company for existing and anticipated contracts and materials and finished assemblies, which are held to satisfy spare parts requirements of the Company’s customers.

NOTE 5 - WARRANTY RESERVES

The Company provides an accrual for future warranty costs at the time of revenue recognition based upon the relationship of prior year sales to actual warranty costs. The warranty for the Company's products generally covers defects in material and workmanship. The table below outlines warranty accruals and related costs for the fiscal years ending October 31, 2007 and 2006 respectively (in thousands):

	2007	2006
Beginning accrued warranty expense	$40	$40
Warranty expense	99	10
Warranty payments	91	10
Ending accrued warranty expense	$48	$40

NOTE 6 - SHORT-TERM DEBT

Short-term debt at October 31, 2007 and 2006 consists of the following (in thousands):

	2007	2006
In December 1998, the Company closed a private placement of approximately $3.45 million 10% Subordinated Notes originally due in December 2000. Negotiations for settlement of this debt are ongoing. The Notes are unsecured and callable under certain conditions.	$141	$141

DATAMETRICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2007

NOTE 7 - RELATED PARTIES

Notes payable -related parties at October 31, 2007 and 2006 consist of the following (in thousands):

	2007	2006
Notes payable to investors; interest expense at 10% is paid monthly commencing January 31, 2007; principal and unpaid interest was due December, 2007. The note is secured by a first priority lien on all company assets.	$685	$500

Accounts payable-related parties at October 31, 2007 and 2006 consist of the following (in thousands):

	2007	2006
Included in accounts payable are amounts due to investors, directors and beneficial owners.	$101	$19

NOTE 8 - COMMON STOCK

Relevant information for the Company’s common stock as of October 31, 2007 and 2006 is as follows (in thousands except par value):

	2007	2006
Par Value per Share	$.01	$.01
Authorized	70,000	70,000
Issued	11,535	11,360
Outstanding	11,535	11,360

Shares of Common Stock have been adjusted retroactively to reflect the reverse stock split that occurred in April 2006. In addition to the split, the stockholders approved an amendment to the Company’s Certificate of Incorporation to decrease the number of authorized shares of common stock to 70,000,000.

On December 15, 2006 the Company issued 174,887 shares of Common Stock with a par value of $0.01 in the amount of $20,986 ($0.12 per share) to SGD in lieu of the 4% annual cumulative dividend on the Series B Preferred Stock that was due on November 30, 2006.

NOTE 9 - PREFERRED STOCK

On December 6, 2006 the Company issued 300,000 shares of Series B Preferred Stock with a par value of $0.01 for gross proceeds of $300,000 to SGD. As a result, an aggregate of 1,000,000 shares of Series B Preferred Stock, the total amount of shares issuable under the Series B Preferred Stock and Warrant Purchase Agreement dated December 30, 2005, have been issued to SGD as of October 31, 2007. The proceeds of the sale of the 300,000 shares were used for general working capital.

The Company had 1,000,000 shares of the 1,500,000 authorized shares of Series B Preferred Stock with a par value of $0.01 per share outstanding at October 31, 2007. The Series B Preferred Stock has a cumulative dividend of 4% per annum. The Company previously had 892,652 shares of Series A Preferred Stock with a par value of $0.01 per share, however, as part of the restructuring, on December 30, 2005, these shares were converted into 1,631,574 shares of the Company’s Common Stock, and thus there were no shares of Series A Preferred Stock outstanding at October 31, 2006.

DATAMETRICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2007

NOTE 10 - STOCK BASED COMPENSATION

The Company periodically provides for the granting of options under a stock incentive plan to employees and directors as compensation for services rendered. The terms, including their exercise price and terms, are initiated solely at the discretion of the Board of Directors. These options and warrants generally vest over a three year period and shares are issued immediately with no restrictions upon exercise.

The plan limits the number of shares of common stock that can be issued in connection with the awards to 12.5% of fully diluted common shares outstanding.

In addition to the Stock Incentive Plan, options and warrants have been issued to others for various services and transactions. These instruments were fully vested and exercisable with no restrictions upon issuance.

The fair value of the options and warrants granted in 2007 and 2006 were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk free interest rate of 3%; dividend yield of 0%, expected life of 10 years, discount rate of 5.25% and volatility of 121%.

	2007		2006
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	14,963	$0.31	58	$39.30
Granted	322	0.15	14,905	0.16
Exercised	-	-	-	-
Expired/forfeited	468	0.43	-	-
Outstanding at the end of the year	14,817	$0.30	14,963	$0.31
Exercisable at the end of the year	13,583	$0.32	13,135	$0.34

Significant option groups outstanding for fully vested options at October 31, 2007 and 2006 and related weighted average life information are as follows:

2007			2006
	Number			Number
	Outstanding	Weighted		Outstanding	Weighted
	and	Average		and	Average
	Fully	Remaining		Fully	Remaining
Exercise	Exercisable	Contractual	Exercise	Exercisable	Contractual
Price	(000s)	Life (Years)	Price	(000s)	Life(Years)
$ 42.00	50	4.05	$42.00	50.05
0.17	12,877	9.00	30.00	5	1.61
-	-	-	1.65	3	2.00
-	-	-	0.17	12,877	10.00
0.10	656	9.00	0.10	200	10.00
Total	13,583		Total	13,135

DATAMETRICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2007

A summary and weighted average grant date fair value of options issued for which a vesting period applies is presented as follows:

	2007		2006
		Weighted		Weighted
		Average		Average
	Shares	Grant Date	Shares	Grant Date
	(000s)	Fair Value	(000s)	Fair Value
Nonvested at beginning of year	1,827	$0.095	-	$-
Granted during the year	322	0.350	1,827	0.095
Forfeited during the year	(460)	0.095	-	-
Vested during the year	(456)	0.095	-	-
Nonvested at end of year	1,233	0.162	1,827	0.095

Total compensation costs related to nonvested awards not yet recognized were $199,482 and $174,000 at October 31, 2007 and 2006 respectively. These costs will be recognized over a three year period. The Company recognized compensation expense related to awards vesting in the amounts of $97,945 and $2,186,000 for the years ending October 31, 2007 and 2006 respectively.

NOTE 11 - INCOME TAXES

A reconciliation between the Company’s effective tax rate and the U.S. statutory rate is as follows (in thousands):

	2007	2006
Statutory rate applied to pre-tax loss	$(597)	$(1,154)
Increase in income taxes resulting from permanent difference - value of warrants	39	871
Change in valuation allowance	$558	$283
Net Income Tax Benefit	-	-

The primary components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	2007	2006
Deferred Tax Assets:
Net Operating Loss Carry-Forwards	$23,140	$22481
Accruals and Allowances, and other Temporary Differences	3,276	3,340
Total Deferred Income Tax Asset	26,416	25,821
Valuation Allowance for Deferred Income Tax Assets	(26,416)	(25,821)
Net Deferred Income Tax Assets	$-	$-

Net operating loss carry-forwards of approximately $57.5 million for federal income tax purposes will expire at various times and in varying amounts between 2010 and 2024.

DATAMETRICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2007

The provision for income taxes is comprised of the following (in thousands):

	2007	2006
Current
Federal	$-	$-
State	-	-

Deferred
Federal	(508)	(241)
State	(87)	(41)

Increase in Valuation Allowance	595	282
Net	$-	$-

The increase in the valuation allowance is provided against all deferred tax assets due to the uncertainty as to their future realization. Based upon management’s judgment and the losses incurred by the Company, the valuation allowance represents 100% of the Company’s net deferred income tax assets.

NOTE 12 - LOSS PER SHARE OF COMMON STOCK

Basic and diluted loss per share of common stock are computed using the weighted-average number of shares of common stock outstanding during the period. Potentially dilutive securities have been excluded from the computation of diluted earnings per share, as their effect is anti-dilutive. If the Company had reported net income, diluted earnings per share would have included the shares used in the computation of net loss per share plus common equivalent shares related to 14,825,000 and 12,935,000 for outstanding options and warrants for the fiscal years 2007 and 2006 respectively.

NOTE 13- GOING CONCERN

The Company’s financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At October 31, 2007, the Company had a working capital deficit and a total capital deficit of $1,268,000 compared with a working capital deficit of $327,000 and total capital deficit of $166,000 in the prior year. As described herein the liquidity of the Company has been affected by net losses over the past several years, which raises doubt about the Company’s ability to continue as a going concern. Historically, the Company’s losses have been financed through shareholder loans, private placement proceeds and subordinated debt provided by SGD on terms that may have not been available from other sources.

The Company’s realization of assets and satisfactions of liabilities in the ordinary course of business are dependent upon several factors including the Company’s ability to secure additional funding through investment groups to provide liquidity, third party financing, and the generation of sufficient cash flow to satisfy its obligations on a timely basis.

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

•
The actions involve a major restructuring of the Company in 2006 which effectively paid off or converted all long-term debt into equity and made available the addition of more equity financing to the Company. Details of the restructuring are described in Note 16.

•
During the fiscal year ended October 31, 2007, the operations and processes of the Company have been analyzed and restructured to obtain greater efficiencies in production and distribution. Management continues to evaluate operations as well and has made several changes in management and personnel that are designed to improve product distribution, project

DATAMETRICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2007

•	completion and on-time delivery. Management believes that these efficiencies have positioned the Company to experience increased sales volume.

•
The Company's backlog of funded orders not yet recognized as revenue at October 31, 2007 was approximately $1,176,515, in fiscal year 2008; the company hopes to realize the majority of this backlog as revenue.

•
Effective May 24, 2007, Mr. Daniel Bertram resigned his position as a member of the Board of Directors, Chief Executive Officer and President of the Company. Mr. John Marceca was elected to serve as President and Chief Operating Officer.

•	On December 18, 2007, the Company was able to obtain third party financing in the form of a line of credit in the amount of $500,000 from Comerica Bank.

•	During the fiscal year ended October 31, 2007 and in the first fiscal quarter of 2008, SGD has increased the principal balance of the Secured Promissory Note by $425,000.

Based on the past investments made by SGD in the Company, Management believes SGD to be a long term investor that may be willing to provide financial resources in the event of shortfalls while the Company invests in new products and infrastructure. Consequently, management believes that these actions will enable the Company to continue as a going concern through October 31, 2008 and beyond.

NOTE 14 - CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Approximately 50% and 75% of the Company’s sales during fiscal years 2007 and 2006, respectively, were made to various U.S. government agencies under prime contracts or to prime contractors having sales to such agencies. Export sales to foreign customers amounted to $169,034 or 5.43% of total sales in fiscal year 2007. Export sales to foreign customers amounted to $246,812 or 8% of sales in fiscal year 2006. The Company’s three largest customers accounted for 31%, 13% and 8% of the Company’s sales for the fiscal year ended October 31, 2007. Its three largest customers accounted for 39%, 28% and 2% of the Company’s sales for the fiscal year ended October 31, 2006. The Company’s three largest customers accounted for 0%, 37% and 3% of accounts receivable in the fiscal year ended October 31, 2007. The Company’s three largest customers accounted for 10%, 10% and 0% of account receivable in the fiscal year ended October 31, 2006.

The Company maintains its cash balances in one financial institution. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company had no uninsured cash balances at October 31, 2007 compared to uninsured cash balance of $219,000 at October 31, 2006.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

In November 2005, the Company sold its office and manufacturing facility to a related party, SGD for $1,500,000. Concurrent with the sale, the Company leased the facility back under a 5 year lease agreement, with an additional 5 year renewal option. The lease requires monthly rentals of $12,500. The Company has agreed to pay for all taxes, assessments, utilities, insurance, and maintenance costs. Rent expense for the years ended October 31, 2007 and 2006 were $150,000 and $150,000 respectively. Future minimum rentals under this lease are as follows:

2008	$150,000
2009	$150,000
2010	$150,000

As permitted in the lease, the Company subleased a portion of the facility to an independent Company beginning in February 2006. The lease term ends October 2010. The sublease requires monthly rentals of $4,688. Rental income reported for the years ended October 31, 2007 and 2006 were $56,266 and $42,199 respectively. The sublease was terminated in November 2007 by the sub lessee; therefore, no future minimum rental incomes will be recognized under the sublease.

The Company is involved in a lawsuit with a former independent sales representative firm that is seeking $122,000 in actual damages for unpaid commissions owed plus interest. The Company disputes this claim and believes them to be without merit. The Company is contesting the action, but there can be no assurance as to the outcome of the litigation.

DATAMETRICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2007

NOTE 16- RESTRUCTURING AND ISSUANCE OF WARRANTS

During the fiscal year ended October 31, 2006, the Company’s Board of Directors approved a proposal from SGD, an affiliated entity of two members of DMTR, LLC, who are also principal shareholders of the Company. Pursuant to the proposal, SGD acquired the Company’s real property in Orlando for $1,500,000 effective November 1, 2005. SGD and the Company entered into a five-year triple net lease with an annual rent obligation of approximately $150,000. In addition, the Company consummated a series of other transactions, including reaching an agreement with the holders of certain long-term debt and the holders of the Series A Preferred Stock, to convert those debt and equity securities plus related accrued interest expense into shares of common stock. The Company also issued Series B Preferred Stock to other holders of long-term debt in exchange for canceling that debt. The net effect of this restructuring was the elimination of approximately $4.8 million of long-term debt, notes payable and accrued interest and $250,000 of accounts payable and other accrued expenses reported in the financial statements during the year ended October 31, 2007. Additionally, the Company issued Warrants to SGD to purchase 386,314,860 shares of common stock (on a pre-split basis) at $0.01 per share. The Warrants expire in 10 years and were 100% vested upon issuance. The value and costs of these Warrants were $2,186,000 and are reported as Other Expense on the Consolidated Statement of Operations.

NOTE 17 - RESEARCH AND DEVELOPMENT EXPENSES

For the year ended October 31, 2007 and 2006, we have incurred approximately $139,987 and $40,401 respectively for research and development.

NOTE 18- SUBSEQUENT EVENTS

On December 4, 2007, the Company signed an agreement to increase the principal balance of the Secured Promissory Note from $730,000 to $750,000, a net increase of $20,000. As part of the agreement the Company is required to repay this amount plus 10% interest on such amount from the date hereof no later that five business days from the establishment of a proposed line of credit with Comerica Bank. The additional $20,000 did not alter any of the rights and obligations with respect to the Secured Promissory Note other than increasing the principal amount of the loan.

On December 11, 2007, the Company signed an agreement to increase the principal balance of the Secured Promissory Note from $750,000 to $800,000, a net increase of $50,000. As part of the agreement the Company is required to repay this amount plus 10% interest on such amount from the date hereof no later that five business days from the establishment of a proposed line of credit with Comerica Bank. The additional $50,000 did not alter any of the rights and obligations with respect to the Secured Promissory Note other than increasing the principal amount of the loan.

On December 18, 2007, the Company executed a Master Revolving Note (the “Note”) in favor of Comerica Bank (“Comerica”) in the aggregate principal amount of $500,000 (the “Principal Amount”). The Note accrues interest at a rate equal to the prime rate plus three percent (3%). Pursuant to the Note, the Company has the right to request advances, from time to time, up to the Principal Amount. Accrued interest on the Note shall be payable monthly commencing in February 2008 until December 1, 2008 (the “Maturity Date”) at which time the payment of the then outstanding Principal Amount plus any accrued but unpaid interest shall be due and payable. So long as any amounts are due and payable under the Note, as the Company collects revenues from its account receivables, such revenues shall automatically be applied to repay any such amounts due under the Note.

As security for the Note, two (2) letters of credit were issued to Comerica, each in the amount of $267,500 (the “Letters of Credit”). The Letters of Credit were supplied by Philip S. Sassower (“Sassower”) and JAG Multi Investments, LLC, a limited liability company (“JAG”) managed by Alexander Goren (“Alexander”)(Sassower and JAG are hereinafter collectively referred to as the “Guarantors”). Alexander is the father of Andrea Goren, who, along with Sassower, are the members of SG Phoenix Ventures LLC, the managing member of SGD). SGD is the holder of (i) 1,000,000 shares of the Company’s Series B Preferred Stock, (ii) a warrant to purchase a number of shares of the Company’s common stock equal to fifty percent (50%) of the issued and outstanding shares on a fully diluted basis and (iii) the SGD Note (as defined below). As such, the Guarantors are affiliates of the Company.

As consideration for the issuance of the Letters of Credit, the Company agreed to pay the Guarantors an aggregate fee of $25,000, which such amount was added to the principal amount of that certain secured promissory note. As additional consideration for the Guarantors issuing the Letters of Credit, the Company, executed a secured demand promissory note in favor of the Guarantors in the aggregate maximum principal amount of $535,000 (the “Guarantor Note”). The obligations of the Company under the Guarantor Note shall not take effect until such time, if ever, that Comerica enforces any of its rights by drawing funds against the Letters of Credit. At such time that Comerica enforces its rights against the Letters of Credit, then the Guarantor Note shall be in full force and effect to the extent of the amounts drawn against the Letters of Credit. The Guarantor Note is secured by substantially all of the assets of the Corporation and, pursuant to the terms of a side letter between, among others, the Guarantors and SGD, ranks pari passu with the SGD Note. As of January 23, 2008 the Company has been advanced $485,000 of the principal amount of the Comerica note and $185,000 has been repaid on the principal amount of the Comerica note, resulting in a net borrowing $300,000. The funds received from the Note are being used for general working capital, including payroll

On December 18, 2007, the Company signed an agreement to increase the principal balance of the Secured Promissory note from $800,000 to $925,000, a net increase of $125,000, which includes $100,000 of accrued and unpaid interest on the Original Secured Promissory note that is being converted to principal and $25,000 for facilitating the issuance of $535,000 in standby letters of credit in support of the Comerica Bank $500,000 line of credit. The additional $125,000 did not alter any of the rights and obligations with respect to the Secured Promissory Note other than increasing the principal amount of the loan. In addition this agreement extends the original due date of the Secured Promissory Note to December 15, 2008.

On December 21, 2007, the Company paid an amount of $70,000 in principal and $211 in interest against the Secured Promissory note; thereby reducing the principal balance to $855,000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A. CONTROLS AND PROCEDURES.

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

ITEM 8B. OTHER INFORMATION

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT.

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

Name	Age	Position with the Company
Gary Herman	43	Chairman, Director
Michael Rapisand	48	Director
Thomas Leonardis	64	Director
Seth Lukash	61	Director
John Marceca	51	Chief Operating Officer
Tami Tharp	49	Chief Financial Officer
Edward Kroning	47	Secretary

ELECTION OF OFFICERS AND DIRECTORS

Management is vested in The Company' Board of Directors and officers. At each Annual Meeting, shareholders elect the Directors. Each newly elected Director holds office until the succeeding annual meeting and until the election and qualification of his or her successor. The officers of the Company hold office at the discretion of the Board of Directors. There was no annual meeting of shareholders in 2007.

BUSINESS EXPERIENCE

Gary Herman has been the Chairman of the Board since May 2005 and a director of the Company since August 2000. From August 2000 to May 2005 he was also the company’s Corporate Secretary. He is a Managing Member of Galloway Capital Management, LLC, as well as a Managing Director of Arcadia Securities, LLC. a New York based broker-dealer. Prior to this, he was an Associate Managing Director of Burnham Securities Inc., a New York based investment bank. Prior to joining Burnham, Mr. Herman was a managing partner of The Kingshill Group, Inc., a merchant banking firm with offices in New York and Tokyo from 1993 to 1997. He is currently the chairman of the Board and Chief Executive Officer of Digital Creative Development Corporation as well as director of Shells Seafood Restaurants, Inc. He is a graduate of the State University of New York at Albany.

Michael J. Rapisand has been a director since October 2006. He has been the Chief Financial Officer and Secretary of Xplore Technologies Corp., a publicly traded manufacturer of rugged PC’s since August 2004. From 2002 through 2004, Mr. Rapisand was the Chief Financial Officer of TippingPoint Technologies, Inc, a publicly traded network-based security hardware manufacturer. From 2001 through 2002 he was Chief Financial Officer and Vice President of Thinkwell Corporation, a private, development stage publisher of multi-media college textbook material. From 1997 through 2001, he held various positions as a Finance Director at Dell Corporation. Mr. Rapisand has also worked for PepsiCo, Inc. and KPMG. He graduated from the University of Texas at Austin and is an active Certified Public Accountant in the State of Texas.

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

Seth Lukash has been a director since February 2007. Mr. Lukash has been CEO and a consultant to Food Automation Service Techniques, Inc. and Smart Commercial Kitchen, a manufacturer of appliance controls exclusively for the food service industry, since 2002. From 2001 through July 2002, Mr. Lukash served as Chairman, President and Chief Executive Officer of Progressive Software Inc., a designer and developer of software for the specialty retail and restaurant industries. From 1985 through 2001, Mr. Lukash served as Chairman, President and Chief Executive Officer of Tridex Corporation.  As of January 2007 to the present Mr. Lukash is employed by USi-Power Inc. in Corporate Business Development. Mr. Lukash received a B.A. in Finance from the University of Miami in 1968.

John Marceca, President and Chief Operating Officer. Mr. Marceca has been the President and Chief Operating Officer of the Company since May 2007. Mr. Marceca brings a twenty-eight year record of marketing, operations, quality assurance and engineering successes in the high-reliability industrial computer and VME electronic packaging industries to his position. Mr. Marceca has held positions of increasing responsibility from sales through president, and has been instrumental in both corporate startup and turnaround efforts. Most recently, Mr. Marceca was president of Dawn VME Products, a privately-owned manufacturer of VME and CompactPCI systems used in the military and industrial markets. Mr. Marceca holds undergraduate degrees in Business from St. John's University and Electronic Technology from New York Institute of Technology.

Tami Tharp, Chief Financial Officer. Ms. Tharp became Acting Chief Financial Officer in August, 2007 after joining the Company in March 2007 as Controller. From 2005 to 2007, Ms. Tharp was the Chief Financial Officer of BP International, Inc. a publicly traded manufacturer of sporting goods equipment. From 2004 to 2005, Ms. Tharp was a CFO consultant providing accounting and finance services for various publicly held companies. From 2001 to 2004, Ms. Tharp was Chief Financial Officer of RMS Limited Partnerships, LLC a privately held company with over 30 subsidiaries. From 1998 to 2001 Ms. Tharp was the Corporate Controller of The UniMark Group, Inc., a wholly owned subsidiary of Del Monte Foods. Ms. Tharp graduated from the University of Texas at Dallas and is an active Certified Public Accountant in the State of Texas.

Edward Kroning, Corporate Secretary and Vice President of Operations. Mr. Kroning became Secretary in 2005 after joining the Company in 1998. A graduate of the University of Central Florida, Mr. Kroning came to the Company with over 14 years of experience in purchasing, inventory and material and production planning. Prior to his arrival at the Company, he was Director of Material and Planning at Tri-Tech Electronics, Inc., an industry leader in custom and build to print military and commercial interconnect systems.

BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, directors and persons who own more than ten percent of the Company's common shares to file reports of ownership with the SEC and to furnish the Company with copies of these reports. Based solely upon its review of reports received by it, or upon written representations from certain reporting persons that no reports were required, the Company believes that John Marceca, President and Chief Operating Officer and Tami Tharp, Chief Financial Officer did not timely file a Form 3 during the fiscal year ended October 31, 2007.

CODE OF ETHICS

The Code of Ethics is filed with the SEC as Exhibit 21.2. A copy of the Code of Ethics is available upon request, free of charge.

ITEM 10. EXECUTIVE COMPENSATION

The following table provides certain summary information concerning the compensation paid or to be paid on an annualized basis to our Chief Operating Officer and Chief Executive Officer for all services to be rendered in all capacities to us during the fiscal years ended October 31, 2007, 2006, and 2005. We have no other executive officers whose cash and non-cash compensation exceeded $100,000.
		Annual Compensation				Long-Term Compensation
Name and Principal Position	Fiscal Year	Salary ($)	Bonus	Other Annual Compensation		Restricted Stock Awards		Restricted Option Awards		All Other Compensation
John Marceca (6)	2007	$80,000	$-	$6,600	(3)	$-		$6,708	(7)	$-

Daniel Bertram (1) (2) (5)	2007	86,000	-	4,200	(3)	-		-		-

Daniel Bertram (1) (2) (5)	2006	144,000	-	7,200	(3)	25,000	(4)	-		-

Daniel Bertram (1) (2) (5)	2005	144,000	-	14,400	(3)	-		-		-

(1) Hired March 2001.
(2) Promoted to CEO, June 2001.
(3) Rent and car allowances.
(4) Stock Bonus of 250,000 shares at $.10 per share in June 2006
(5) Resigned effective May 24, 2007
(6) Promoted to President and Chief Operating Officer May 2007.
(7) Option awards for 175,000 shares were granted October 12, 2006. The options vest in three equal annual installments commencing as of October 12, 2007 and are exercisable for a period of ten years from vesting. The options were valued at $0.115 per option as computed by Black Scholes.

The following table provides certain summary information concerning outstanding equity awards to our Chief Operating Officer, Chief Financial Officer, and other executive officers for the fiscal year ended October 31, 2007.

Outstanding Equity Awards at Year End
Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
John Marceca (1)	58,333	116,667	$0.10	October 12, 2016
Edward Kroning (1)	58,333	116,667	$0.10	October 12, 2016
Tami Tharp	-	-	-	-

(1) The options vest in two equal annual installments commencing as of October 12, 2007 and ending as of October 12, 2009.

INFORMATION CONCERNING THE BOARD OF DIRECTORS AND COMMITTEES THEREOF

DIRECTORS COMPENSATION

The Company pays each Independent Director $1,000 per fiscal quarter. The Board has periodically approved special compensation to Directors as services are performed. In that regard, Gary Herman received 250,000 shares valued at $0.10 per share on June 14, 2006 for his work on the Company’s restructuring. The Company’s Directors are entitled to be reimbursed for reasonable and necessary expenses incurred on our behalf. The following table provides certain summary information concerning the compensation paid to each director for the fiscal year ended October 31, 2007.

Directors Compensation
Name	Fees Earned ($)	Stock Awards ($)	Option Awards ($)	Total $
Gary Herman	$14,200	$25,000 (1)	$11,500 (2)	$50,700
Thomas Leonardis	9,000		11,500 (2)	20,500
Michael Rapisand	9,400		3,833 (3)	13,233
Seth Lukash	14,200		11,667 (4)	25,867

(1)	Stock Bonus of 250,000 shares at $.10 per share in June 2006.
(2)
Option awards for 100,000 shares were granted October 12, 2006. The options vested immediately and are exercisable for a period of ten years from vesting. The options were valued at $0.115 per option as computed by Black Scholes.

(3)
Option awards for 100,000 shares were granted October 12, 2006. The options vest in three equal annual installments commencing as of October 12, 2007 and are exercisable for a period of ten years from vesting. The options were valued at $0.115 per option as computed by Black Scholes.

(4)
Option awards for 100,000 shares were granted February 8, 2007. The options vest in three equal annual installments commencing as of October 12, 2007 and are exercisable for a period of ten years from vesting. The awards were valued at $0.35 per option as computed by Black Scholes.

AUDIT COMMITTEE

The Audit Committee of the Company is comprised of Thomas Leonardis and Michael Rapisand. Mr. Rapisand was appointed Chairman of the Audit Committee at the Board of Directors meeting in October of 2006. The Audit Committee members do not receive any fees for their services. None of the members of the Board of Directors are professionally engaged in the practice of accounting or auditing and with the exception of Mr. Rapisand are not experts in either of these fields or in auditor independence. Mr. Rapisand currently serves as the designated financial expert for the Committee.

The Company, acting through its management and Board of Directors, has the primary responsibility for the financial statements and reporting process, including the systems of internal accounting controls. Management is responsible for the preparation, presentation and integrity of the Company’s financial statements, the financial reporting process, and internal controls. Davis, Monk and Company, independent auditors engaged by the Company, are responsible for auditing the Company’s annual consolidated financial statements in accordance with the standards of Public Accounting Oversight Board (United States) and expressing an opinion on the conformity of those audited consolidated financial statements with generally accepted accounting principles in the United States.

COMPENSATION COMMITTEE

The compensation committee of the Company is comprised of Seth Lukash and Tom Leonardis. Mr. Lukash was appointed Chairman of the Compensation Committee at the Board of Directors meeting in February 2007. The Compensation Committee members do not receive any fees for their services. The Compensation Committee reviews the compensation of the executive officers of the Company and makes recommendations to the Board of Directors regarding such compensation.

EMPLOYMENT AGREEMENTS

On May 24, 2007, Mr. Daniel Bertram resigned from his positions as a member of the Board of Directors, Chief Executive Officer and President of the Company. Mr. Bertram did not advise the Company that he had any disagreement with the Company over any policies (accounting or otherwise) of the Company.

Pursuant to an agreement with the Company dated May 24, 2007 the Company agreed to engage Mr. Bertram as an advisor and consultant for a period of six months from the date of this agreement. In consideration of this agreement the Company shall pay Mr. Bertram an amount of $74,160, which shall be payable in equal installments over six months in accordance with the Company’s normal payroll. The Company shall be responsible for the payment of any related insurance premiums for six months from the date of this agreement. Additionally, Mr. Bertram will receive an automobile allowance of $600 per month for six months from the date of this agreement. As of the date of this agreement Mr. Bertram shall be paid for accrued and unpaid vacation in the amount of $17,724 that shall be payable in two equal installments. In the event that during Mr. Bertram’s engagement as a consultant or within 30 days after the termination of Mr. Bertram’s engagement as a consultant, any order for purchase from the Company as identified by the agreement, the Company shall pay Mr. Bertram one percent (1%) of the gross amount collected from such order.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTER

The following table sets forth, as of January 17, 2008 the number and percentage of shares of the Company’s Common Stock owned beneficially, by class and on a combined basis, by (i) each current director, (ii) each executive officer, (iii) all executive officers and directors as a group, and (iv) each person who is known by us to own beneficially more than 5% of our Common Stock.

Except as otherwise indicated, the beneficial owners listed in the table have sole voting and investment powers with respect to the shares. The table below refers only to common stock.

Executive Officers & Directors		Number of Shares	Percent of Shares
Name of Beneficial Owner		Beneficially Owned	Beneficially Owned
Gary Herman	(2) (3) (5) (6)	394,000	1.55
Edward Kroning	(2) (4)	183,535	0.72
John Marceca	(2) (6)	175,000	0.69
Michael Rapisand	(2) (6)	100,000	0.39
Thomas Leonardis	(2) (6)	100,000	0.39
Seth Lukash	(2) (8)	100,000	0.39
Tami Tharp	(2)	-	-
All Executive Officers & Directors as a Group		1,052,535	4.13

Beneficial Owners of More than 5%
SG DMTI Capital, LLC	(1) (7)	13,052,049	51.23
Estate of Jacqueline Rosenthal		1,538,614	6.04
Europa International Inc		1,505,601	5.91
Goren Bros., LP		1,589,792	6.24
Philip P. Sassower CRAT		1,588,556	6.23
Triad Construction Concepts		1,527,870	6.00
Total Beneficial Owners of more than 5%		20,802,482

Notes:

(1)	Giving effect to the post-split Warrant for 12,877,162 shares, the shareholder would own 50% of the common stock of the Company.
(2)	The address of each of these persons is c/o DataMetrics Corporation, 1717 Diplomacy Row, Orlando, Florida 32809.
(3)	Includes 4,000 shares of common stock issued to Digital Creative Development Corporation, of which Mr. Herman is Chairman and Chief Executive Officer.
(4)	Includes 486 shares of common stock jointly owned with Karen Kroning.
(5)	Includes 250,000 shares issued to Gary Herman on June 14, 2006.
(6)	Includes stock options issued to John Marceca, Gary Herman, Tom Leonardis and Michael Rapisand for 100,000 shares each of the Company’s common stock on October 12, 2006.
(7)	Includes 174,887 shares of common stock issued to SGD in lieu of the 4% annual cumulative dividend on the Series B Preferred Stock on December 15, 2006.
(8)	Includes stock options issued to Seth Lukash for 100,000 shares each of the Company common stock on February 8, 2007.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS:

Compensation Plan Category	Number of Securities to be issued upon exercise of options	Weighted-Average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Approved by Shareholders	1,890,000	$0.11	1,110,000

The Company does not know of any arrangements that may result in a change in control of the Company other than the warrant issued to SGD.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On December 6, 2006, the Company issued 300,000 shares of Series B Preferred Stock with a par value of $1.00 in the amount of $300,000 to a related party, SGD. As a result, an aggregate of 1,000,000 shares of shares of Series B Preferred Stock, the total amount of shares issuable under the Series B Preferred Stock and Warrant Purchase Agreement dated December 30, 2005, have been issued to SGD as of October 31, 2007. The proceeds of the sale of the 300,000 shares were used for general working capital.

On December 15, 2006 the Company issued 174,887 shares of Common Stock with a par value of $0.01 in the amount of $20,986 to a related party, SGD in lieu of the 4% annual cumulative dividend on the Series B Preferred Stock that was due on November 30, 2006.

On September 4, 2007, the Company signed an agreement to increase the principal balance of the Secured Promissory Note from $500,000 to $570,000, a net increase of $70,000. The additional $70,000 did not alter any of the rights and obligations with respect to the Secured Promissory Note other than increasing the principal amount of the loan. The entire principal and any accrued and unpaid interest (which accrues at a rate of 10% per annum) is due to full in December 2008. The proceeds were used for general working capital.

On October 9, 2007, the Company signed an agreement to increase the principal balance of the Secured Promissory Note from $570,000 to $630,000, a net increase of $60,000. The additional $60,000 did not alter any of the rights and obligations with respect to the Secured Promissory Note other than increasing the principal amount of the loan. The entire principal and any accrued and unpaid interest (which accrues at a rate of 10% per annum) is due to full in December 2008. The proceeds were used for general working capital.

On October 30, 2007, the Company signed an agreement to increase the principal balance of the Secured Promissory Note from $630,000 to $730,000, a net increase of $100,000. The additional $100,000 did not alter any of the rights and obligations with respect to the Secured Promissory Note other than increasing the principal amount of the loan. The entire principal and any accrued and unpaid interest (which accrues at a rate of 10% per annum) is due to full in December 2008. The proceeds were used for general working capital.

PART IV

ITEM 13. EXHIBITS OR REPORTS ON FORM 8-K

(a)	Reports on Form 8-K

We filed the following current reports on Form 8-K during the fiscal year covered by this report:

i.	On February 6, 2007, Rafik Moursalien resigned as Chief Financial Officer. Edward Kroning was appointed interim Chief Financial Officer.

ii.	On May 24, 2007, Daniel Bertram resigned from all Officer & Director positions. John Marceca was appointed Chief Operating Officer.

iii.	On August 31, 2007 Edward Kroning resigned as interim Chief Financial Officer. Tami Tharp was appointed interim Chief Financial Officer.

iv.	On December 18, 2007, the Company executed a Master Revolving Note in favor of Comerica Bank in the aggregate principal amount of $500,000.

(b)	Exhibits. The following exhibits are hereby filed with this report:

21.1	Subsidiaries of the Registrant

1.	MadeMYWay.Com (Became Inactive During the 2001 Fiscal Year and the Investment was written off.)
2.	Peripheral Equipment Corporation

31.1	Certification of Chief Operating Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

These fees billed consist of professional services and expenses rendered for the audit of the Company’s financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided in connection with statutory and regulatory filings or engagements. The aggregate fees billed for professional services rendered by Davis Monk and Company for the audit of the annual financial statements and the review of the quarterly financial statements was $48,621 for the audit of the October 31, 2006 annual financial statements and review of the quarters ended January 31, 2007, April 30, 2007 and July 31, 2007. The aggregate unbilled fees for the audit of the year ended October 31, 2007 is approximately $22,000.

AUDIT RELATED FEES

Consists of fees billed for assurance and related services that were related to the performance of the audit or review of the Company’s financial statements. There were no amounts billed to the Company by its independent registered accountants in fiscal year 2007.

TAX FEES

These fees billed consist of professional services rendered for tax compliance, tax advice, and tax planning. The amount billed to the Company by its independent certified public accountants and other tax consultants in fiscal year 2007 were $4,600.

ALL OTHER FEES

These fees include attendance at meetings and advice rendered regarding contemplated actions. These fees totaled $3,300 in fiscal year 2007.

There were no fees billed by or paid the Company’s independent registered certified public accountants in fiscal 2007 in connection with products and services other than the services reported above.

PRE-APPROVAL POLICY FOR AUDIT SERVICES

The Company's Audit Committee has responsibility for the approval of all audit and non-audit services before the Company engages an accountant. All of the services rendered to the Company by Davis Monk and Company for the fiscal years ended October 31, 2007 and 2006 were pre-approved by the Audit Committee before the engagement of the auditors for such services. The Company and the Audit Committee are working with the Company's legal counsel to establish formal pre-approval policies and procedures for all future engagements of the Company's accountants. The Company's pre-approval policy will expressly provide for the annual pre-approval of all audit, audit-related and all non-audit services proposed to be rendered by the independent auditor for the fiscal year, as specifically described in the auditor's engagement letter, such annual pre-approval to be performed by the Audit Committee.

DATAMETRICS CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Form 10-KSB to be signed on its behalf by its duly authorized representatives.

Dated: January 25, 2008
DATAMETRICS CORPORATION

/s/ John Marceca
John Marceca
Chief Operating Officer

/s/ Tami Tharp
Tami Tharp
Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated: January 25, 2008,

DATAMETRICS CORPORATION

Name	Title

/s/ Gary Herman	Director
Gary Herman

/s/ Michael Rapisand	Director
Michael Rapisand

/s/ Thomas Leonardis	Director
Thomas Leonardis

/s/ Seth Lukash	Director
Seth Lukash

OFFICER’S CERTIFICATE
PURSUANT TO SECTION 302*

I, John Marceca, Chief Operating Officer, certify that:

1. I have reviewed this annual report on Form 10-KSB of DataMetrics Corporation

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

7. The annual report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: January 25, 2008

/ s / John Marceca

John Marceca,
Chief Operating Officer

I, Tami Tharp, Chief Financial Officer, certify that:

1. I have reviewed this annual report on Form 10-KSB of DataMetrics Corporation.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

7. The annual report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: January 25, 2008

/ s / Tami Tharp

Tami Tharp,
Chief Financial Officer

*The introductory portion of paragraph 4 of the Section 302 certification that refers to the certifying officers’ responsibility for establishing and maintaining internal control over financial reporting for the company, as well as paragraph 4(b), have been omitted in accordance with Release No. 33-8545 (March 2, 2005) because the compliance period has been extended for small business issuers until the first fiscal year ending on or after July 15, 2007.

INDEX TO EXHIBITS

Exhibit Number	Description
21.1.	Subsidiaries of the Registrant.
31.1.	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
31.2.	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.