Form 10KSB/A
period 2007-10-31
DATAMETRICS CORP
filed 2008-01-31
CIK 27082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB/A

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

This amendment is being filed to correct a typographical error on Exhibit 31.1 (Certification of John Marceca, Chief Executive Officer) and Exhibit 31.2 (Certification of Tami Tharp, Chief Financial Officer) whereby such certifications incorrectly referred to the Registrant’s year ended October 31, 2006 as opposed to October 31, 2007.

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