Form 10QSB
period 2008-01-31
DATAMETRICS CORP
filed 2008-03-17
CIK 27082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2008

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

Number of shares outstanding of the issuer's common stock, par value $.01, outstanding as of March 14 2008: 11,534,736 shares. Transitional Small Business Disclosure Format (Check one): YES ☐ NO ☒

CONDENSED CONSOLIDATED BALANCE SHEET
JANUARY 31, 2008
(Unaudited)
(in thousands, except per share data)

ASSETS
Current assets
Cash	$-
Accounts receivable, net of allowance for doubtful accounts of $66	219
Inventory, net of allowance for obsolete inventory of $5,739	755
Other current assets	14
Total current assets	988

Property and equipment
Furniture, fixtures and computer equipment	1,197
Machinery and equipment	555
Total property and equipment	1,752
Less accumulated depreciation	1,752
Net property and equipment	-

Total Assets	$988

LIABILITIES AND CAPITAL DEFICIT
Current liabilities
Accounts payable	$625
Accrued expenses	225
Accrued interest	123
Deposits	90
Warranty reserve	47
Notes payable - related parties	855
Short term debt	481
Total current liabilities	2,446

Commitments and contingencies

Capital deficit
4% Cumulative preferred stock, ($1,500 aggregate liquidation
preference)	10
Common stock	116
Additional paid in capital	64,782
Accumulated deficit	(66,366)
Total capital deficit	(1,458)

Total Liabilities and Capital Deficit	$988

The accompanying notes to condensed unaudited consolidated financial statements are an integral part of these statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JANUARY 31, 2008 AND 2007
(Unaudited)
(in thousands, except per share data)

	Three Months Ended
	January 31
	2008	2007

Sales	$581	$1,121

Cost of sales	352	677
Gross profit	229	444

Selling, general and administrative
Personnel and related costs	227	258
Other	173	146
Total selling, general and administrative	402	404

Income (loss) from operations	(173)	40

Other expense	(17)	-

Net income (loss)	$(190)	$40

Earnings (loss) per share of common stock
Basic	$(0.016)	$.003
Diluted	$(0.016)	$.001

Weighted average number of common shares outstanding
Basic	11,535	11,451
Diluted	11,535	24,386

The accompanying notes to condensed unaudited consolidated financial statements are an integral part of these statements.

CONDENSED CONSOLIDATED STATEMENT OF CAPITAL DEFICIT
FOR THE THREE MONTHS ENDED JANUARY 31, 2008
(Unaudited)
(in thousands)

	Common Stock		Ser. B Preferred		Additional		Total
	Number	Dollar	Number	Dollar	Paid-In	Accumulated	Capital
	of Shares	Amount	of Shares	Amount	Capital	Deficit	Deficit

Balance, Oct. 31, 2007	11,535	$116	1,000	$10	$64,782	$(66,176)	$(1,268)

Net loss						(190)	(190)

Balance, January 31, 2008	11,535	$116	1,000	$10	$64,782	$(66,366)	$(1,458)

The accompanying notes to condensed unaudited consolidated financial statements are an integral part of these statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JANUARY 31, 2008 AND 2007
(Unaudited)
(in thousands)

	2008	2007
Cash flows from operating activities
Net (loss)/income	$(190)	$40
Adjustments to reconcile net loss used in /net income provided by operating activities:
Depreciation	-	6
Loan fees paid by financing	25	-
Bad debt	3	-
Changes in current assets and liabilities
Accounts receivable-net	(76)	(333)
Inventory-net	(299)	(62)
Other current assets	(2)	(8)
Accounts payable	132	(25)
Accrued expenses	3	42
Accrued warranty expense	(1)	-
Accrued interest expense	23	16
Deposits	(5)	(1)
Net cash used in operating activities	(387)	(325)

Cash flows from financing activities
Proceeds from short term debt	525	-
Proceeds from notes payable - related parties	115	-
Proceeds from issuance of series B preferred stock	-	300
Payments on short term debt	(185)	-
Payments on notes payable - related parties	(70)	-
Net cash provided by financing activities	385	300

Net (decrease) increase in cash	(2)	(25)
Cash, beginning of period	2	319
Cash, end of period	$-	$294

Supplemental disclosure of cash flow information:
Cash paid for interest	$2	$-
Expenses paid with the issuance of notes payable	$25	$-
Conversion of accrued interest into notes payable	$100	$-
Issuance of common stock for series B preferred stock dividend	$-	$21

The accompanying notes to condensed unaudited consolidated financial statements are an integral part of these statements

Notes to condensed consolidated financial statements (unaudited)

1. Organization and Summary of Significant Accounting Policies:

(a) Basis of Presentation — The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-KSB/A, as filed with the SEC on January 31, 2008.

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

(b) Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosed amounts of contingent assets and liabilities at the date of the financial statements, and the amounts of revenues and expenses recognized during the reporting period. Actual results could differ from those estimates.

2. Inventories

Inventories are stated at the lower of cost or market and consist of raw materials, manufactured and purchased products. Cost is determined by the first-in, first-out method. Those parts not expected to be sold within one year are classified as non-current asset and fully reserved. The Company evaluates all inventories for obsolescence on a quarterly basis and records estimated reserves accordingly.

Inventories as of January 31, 2008 consist of the following (in thousands):

Inventories Parts and sub-assemblies	$472
Work in Process	283
Obsolete Inventory	5,739
Total Inventory	6,494
Reserve for Obsolete Inventory	(5,739)
Net Inventory	$755

3. Short term debt

Short term debt at January 31, 2008 consist of the following (in thousands):

In December 1998, the Company closed a private placement of approximately $3.45 million 10% Subordinated Notes originally due in December 2000. Negotiations for settlement of this debt are ongoing. The Notes are unsecured and callable under certain conditions.	$141

In December 2007, the Company closed a credit line of $500,000; interest expense at prime plus 3% is to be paid monthly; principal and interest are due December 18, 2008. The note is secured by letters of credit guaranteed by affiliates of the Company.	$340
Total short term debt	$481

4. Related parties

Notes payable - related parties at January 31, 2008 consist of the following (in thousands):
Notes payable to investors; interest expense at 10% is to be paid monthly; principal and interest are due December 31, 2008. The note is secured by a first priority lien on all company assets.	$855

Accounts payable - related parties at January 31, 2008 consist of the following (in thousands):
Included in accounts payable are amounts due to investors, directors and beneficial owners.	$127

5. Warranty reserves

The Company provides an accrual for future warranty costs at the time of revenue recognition based upon the relationship of prior year’s sales to actual warranty costs. The warranty for the Company’s products generally covers defects in material and workmanship.

Warranty reserves as of January 31, 2008 consist of the following (in thousands):

Beginning accrued warranty expense	$48
Warranty expense	3
Warranty payments	(4)
Ending accrued warranty expense	$47

6. Research and development expenses

The Company expenses research and development costs as incurred. Research and development expense was $54,176 and $37,184 for the three month period ended January 31, 2008 and 2007 respectively.

7. Earnings (loss) per share calculation

	2008			2007
	Income (Numerator) 000’s	Shares (Denominator) 000’s	Per Share Amount	Income (Numerator) 000’s	Shares (Denominator) 000’s	Per Share Amount
Net (loss) income	$(190)	—	—	$40	—	—
Less: Preferred dividends	—	—	—	(7)	—	—

Basic earnings per share:
Income available to common shareholders	$(190)	11,535	(.016)	$33	11,451	$.003

Effect of dilutive securities:
Warrants and options	—	14,817	—	—	12,935	—

Dilutive earnings per share:
Income available to common shareholders plus assumed conversions	$(190)	26,352	$(.007)	$33	24,386	$.001

Basic and diluted loss per share of common stock are computed using the weighted-average number of shares of common stock outstanding during the period. For the first fiscal quarter ended January 31, 2008 potentially dilutive securities have been excluded from the computation of diluted earnings per share, as their effect is anti-dilutive. If the Company had reported net income for the first fiscal quarter ended January 31, 2008, diluted earnings per share would have included the shares used in the computation of net loss per share plus common equivalent shares related to 14,817,000 for outstanding options and warrants for the first fiscal quarter ended January 31, 2008.

8. Series B Preferred Stock Dividend

As of January 31, 2008, the Company had $40,000 of Series B Preferred Stock dividends in arrears.

9. Subsequent events

On February 1, 2008, Mr. Edward Kroning resigned his position as V. P. Operations and Corporate Secretary of the Company. Ms. Tami Tharp was elected by the Board of Directors to serve as the interim Corporate Secretary until her successor is appointed.

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

The Company has been in a multi-year transformation in an effort to refocus its core competencies. During this transformation process, it has made forays into new markets. During the quarter ended January 31, 2008, approximately 90% of its revenues came from military/defense applications. The Global War on Terror and other military operations continue to have a significant effect on the Company’s business. While much of the increase in the spending by the United States Department of Defense (the “DoD”) is in troop deployment and reconstruction, the Company has seen an increase in opportunities that are consistent with its activities. While there is no guarantee that these programs will be funded or that the Company will be the selected provider, it is an indicator of a shift in the focus of the DoD. The long design cycle for these programs creates an intangible cost in the form of rapid technological obsolescence. Some military programs that would have sought militarized equipment some years ago have modified the requirements to reflect a need for rugged or commercial products. This trend has tended to benefit sales of its rugged product line while impacting its sale of “ultra-rugged” MIL-spec equipment.

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

RESULTS OF OPERATIONS

For the Three Months Ended January 31, 2008

Sales. We had sales of $581,000 for the three months ended January 31, 2008 compared to $1,121,000 for the comparable period in 2007, a decrease of $540,000 or 48.17%. The decrease in sales for the three months ended January 31, 2008 compared to the three months ended January 31, 2007 is attributable mainly to a decrease in the receipt of orders from our customers, including a contract where the Company was the sole supplier and, as a result, was able to obtain premium pricing during the three months ended January 31, 2007.

Cost of sales. We had cost of sales of $352,000 for the three months ended January 31, 2008, representing approximately 60.5% of sales, compared to cost of sales of $677,000 for the comparable period in 2007, which represented 60.39% of sales. The decrease of $339,000 or 50.07% was directly related to the decrease in sales volume of 48.17% as previously discussed.

Gross profit. We had gross profit of $229,000 for the three months ended January 31, 2008 representing approximately 39.5% of sales, compared to a gross profit of $444,000 for the comparable period in 2007, which represented 39.61% of sales. The decrease of $201,000 or 45.27% was primarily due to the decrease in sales as previously discussed.

Selling, general and administrative expenses. We had selling, general and administrative, “SG&A”, expenses for the three months ended January 31, 2008 of $402,000, approximately 69.19% of sales, compared to $404,000 for the comparable period in 2007, which represented 36.04% of sales. This represents a decrease of $2,000 or 0.01% in SG&A and is attributable mainly to decreased personnel costs.

Loss from operations. We had loss from operations for the three months ended January 31, 2008 of $(173,000) compared to income from operations of $40,000 for the comparable period in 2007, a decrease of $213,000 or (532.00%). The increase in loss from operations is attributable mainly to a decreased sales volume of 48.17% as discussed previously.

Other expense. We had other expense of $17,000 for the three months period ended January 31, 2008 compared to $0 for the comparable period in 2007. The increase in other expense is primarily attributable to director’s compensation and interest expense.

Net loss. We had a net loss for the three months ended January 31, 2008 of $(190,000) compared to net income of $40,000 for the comparable period in 2007. The decrease in net loss is due to a decrease in sales and an increase in other expense as discussed previously.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal capital requirements have been to fund working capital. The Company has relied primarily on shareholder loans, private placement proceeds, and subordinated debt to finance its operations. The Company has no material commitments for capital expenditures which would affect its liquidity.

Net cash used in operating activities was $387,000 and $325,000 during the first quarter of the fiscal years 2008 and 2007 respectively. The change from 2008 to 2007 was primarily due to an increase in inventory levels to fulfill upcoming sales orders and as a result of the net loss.

Net cash provided by financing activities was $385,000 and $300,000 during the first fiscal quarter of the fiscal years 2008 and 2007, respectively. The change from 2008 to 2007 was primarily related to proceeds received from short term notes payable.

The Company has generated much of its cash flow to sustain current operations through a combination of sales and through debt and equity transactions.

On December 4 and December 11, 2007, the Company signed agreements with SG DMTI, LLC (“SGD”) to increase the principal balance of that certain Secured Promissory Note issued to SGD on December 30, 2005, as amended (the “Secured Promissory Note”), by $100,000, and $50,000, respectively, to an aggregate of $800,000. The additional debt did not alter any of the rights and obligations with respect to the Secured Promissory Note other than increasing the principal amount of the loan. The entire principal and any accrued and unpaid interest (which accrues at a rate of 10% per annum) is due in full December 2008. The proceeds were used for general working capital.

On December 18, 2007, the Company executed a Master Revolving Note (the “Comerica Note”) in favor of Comerica Bank (“Comerica”) in the aggregate principal amount of $500,000 (the “Principal Amount”). The Comerica Note accrues interest at a rate equal to the prime rate plus three percent (3%). Pursuant to the Comerica Note, the Company has the right to request advances, from time to time, up to the Principal Amount. Accrued interest on the Note shall be payable monthly commencing in February 2008 until December 1, 2008 (the “Maturity Date”) at which time the payment of the then outstanding Principal Amount plus any accrued but unpaid interest shall be due and payable. So long as any amounts are due and payable under the Note, as the Company collects revenues from its account receivables, such revenues shall automatically be applied to repay any such amounts due under the Comerica Note. As security for the Comerica Note, two (2) letters of credit were issued to Comerica, each in the amount of $267,500 (the “Letters of Credit”). The Letters of Credit were supplied by Philip S. Sassower (“Sassower”) and JAG Multi Investments, LLC, a limited liability company (“JAG”) managed by Alexander Goren (“Alexander”)(Sassower and JAG are hereinafter collectively referred to as the “Guarantors”). Alexander is the father of Andrea Goren, who, along with Sassower, are the members of SG Phoenix Ventures LLC, the managing member of SGD. As consideration for the issuance of the Letters of Credit, the Company paid the Guarantors an aggregate fee of $25,000, which such amount was added to the principal amount of the Secured Promissory Note as described below. As additional consideration for the Guarantors issuing the Letters of Credit, the Company executed a secured demand promissory note in favor of the Guarantors in the aggregate maximum principal amount of $535,000 (the “Guarantor Note”). The obligations of the Company under the Guarantor Note shall not take effect until such time, if ever, that Comerica enforces any of its rights by drawing funds against the Letters of Credit. At such time that Comerica enforces its rights against the Letters of Credit, then the Guarantor Note shall be in full force and effect to the extent of the amounts drawn against the Letters of Credit. The Guarantor Note is secured by substantially all of the assets of the Corporation and, pursuant to the terms of a side letter between, among others, the Guarantors and SGD, ranks pari passu with the Secured Promissory Note. As of January 31, 2008 the Company has been advanced $525,000 of the principal amount of the Comerica note and $185,000 has been repaid on the principal amount of the Comerica note, resulting in a net borrowing $340,000. The funds received from the Comerica Note are being used for general working capital, including payroll.

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

Even though the Company has incurred losses over the past several years, Management has taken action to ensure the Company will continue as a going concern. In addition, the Company has a backlog of $1,150,161 at January 31, 2008. The Company believes that SGD, the holder of the Secured Promissory Note, all of the outstanding Series B Preferred Stock and the warrant exercisable for 50% of the Company’s outstanding common stock may be willing to provide the financial resources in the event of shortfalls while the Company invests in new products and infrastructure expenses based on the past investments made by SGD. Consequently, Management believes that these actions will enable the Company to continue as a going concern through October 31, 2008 but there is no assurance that SGD will continue to be willing to provide necessary financing.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements to report.

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

(B) Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the three months ended January 31, 2008 the Company’s Principal Operating Officer and Principal Financial Officer have determined that there are no changes to the Company’s internal controls over financial reporting that has materially affected, or is reasonable likely to materially affect, the Company’s internal controls over financial reporting.

PART II. Other Information

Item 1. LEGAL PROCEEDINGS

On November 5, 2007, Duos Technologies, Inc. filed a case in circuit court in Duval County, Florida against the Company, and its former President, Daniel Bertram. Duos claims damages of $90,000 which was paid to the Company pursuant to a letter of intent in 2007. Duos is proceeding on four separate counts: (1) breach of contract, (2) fraud in the inducement, (3) negligent misrepresentation and (4) unjust enrichment. The Company disputes these claims and believes them to be without merit. The Company is contesting the action and the parties are engaged in settlement discussions, but there can be no assurance as to the outcome of the litigation.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3. DEFAULTS UPON SENIOR SECURITIES

The Company is in default on a certain unsecured subordinated note to the Rich Family Trust of $140,960 in principal; and $110,419 in unpaid interest as the monthly payments of $10,000 that were to commence September, 2006 for the unpaid interest have not been paid as scheduled per the agreement.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the period ended January 31, 2008 through the solicitation of proxies or otherwise.

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS AND OTHER INFORMATION

Signatures

Certifications

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 17, 2008

DataMetrics Corporation

Registrant

By    /s/ John Marceca

John Marceca
President & Chief Operating Officer

By   /s/ Tami Tharp

Tami Tharp
Acting Chief Financial Officer